Form 10-Q
period 1996-06-30
ARADIGM CORP
filed 1996-08-14
CIK 1013238

18

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                    Commission File Number 0-28402

                         ARADIGM CORPORATION
     (Exact name of registrant as specified in its charter)


(State or other jurisdiction of incorporation or organization) California

(I.R.S. Employer Identification No.) 94-3133088


             26219 Eden Landing Road, Hayward, CA  94545
     (Address of principal executive offices including zip code)


                            (510) 783-0100
         (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  Yes  X    No
                    (2)  Yes       No  X


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value    10,216,820 shareS
     (Class)                 (Outstanding at July 31, 1996)

                     ARADIGM CORPORATION


                            INDEX

                PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                         Page No.
Statements of Operations (Unaudited)
     Three months ended June 30, 1995 and 1996
       and period from January 30, 1991 (inception)
       through June 30, 1996                             3
     Six months ended June 30, 1995 and 1996             4

Balance Sheets (Unaudited)
     December 31, 1995 and June 30, 1996                 5

Statements of Cash Flows (Unaudited)
     Six months ended June 30, 1995 and 1996
       and period from January 30, 1991 (inception)
       through June 30, 1996                             6

Notes to Unaudited Financial Statements                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF         10
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                 PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF            13
SECURITY
HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K               14

          Signatures                                   15

          Exhibits                                     16


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     ARADIGM CORPORATION
                (A development stage company)

                  STATEMENTS OF OPERATIONS
                         (Unaudited)
                                          Three months ended
                                               June 30,
                                         1995          1996
Contract revenues                       $        -  $     86,250
Expenses:
     Research and development              650,281     1,549,732
     General and administrative            483,644       788,616
Total expenses                           1,133,925     2,338,348

Loss from operations                   (1,133,925)   (2,252,098)
Interest income                             55,843       142,013
Interest expense                                 0      (12,035)
Net loss                             $ (1,078,082) $( 2,122,120)

Net loss per share                    $     (0.30)  $     (0.27)

Shares used in computing net loss
per share                                3,624,635     7,757,948





      See notes to the unaudited financial statements.


                     ARADIGM CORPORATION
                (A development stage company)

                   STATEMENT OF OPERATIONS
                         (Unaudited)

                                                             Period from
                                                             January 30,
                                                                1991
                                     Six months ended        (inception)
                                         June 30,              through
                                    1995          1996        June 30,
                                                                1996
Contract revenues                  $  125,000     $ 172,500             $
                                                                  452,500
Expenses:
     Research and development       1,384,401     2,788,908    10,091,443
     General and administrative     1,068,129     1,379,768     6,611,432
Total expenses                      2,452,530     4,168,676    16,702,875

Loss from operations              (2,327,530)   (3,996,176)   (16,250,375)
Interest income                       129,732       289,226        554,037
Interest expense                            -      (22,918)      (102,063)
Net loss                         $(2,197,798)  $(3,729,868)  $(15,798,401)

Net loss per share               $     (0.61)  $     (0.78)

Shares used in computing net
   loss per share                   3,624,635     4,752,227







       See notes to the unaudited financial statements

                     ARADIGM CORPORATION
                (A development stage company)
                       BALANCE SHEETS

                                          December 31,    June 30,
                                              1995          1996
                                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents             $ 12,117,355  $ 34,450,133
     Contract receivable                        260,000             -
     Other current assets                        74,127       186,696
          Total current assets               12,451,482    34,636,829
Property and equipment, net                     636,351       812,223
Notes receivable from officers                  150,444       165,262
Other assets                                     68,099        75,063
          Total assets                     $ 13,306,376  $ 35,689,377

Liabilities and shareholder's equity
Current liabilities:
     Accounts payable                      $    243,302  $  1,150,704
     Accrued compensation                       217,643       506,661
     Deferred revenue                           230,000        57,500
     Current portion of capital lease           167,003       261,277
       obligations
          Total current liabilities             857,948     1,976,142
Noncurrent portion of capital lease             327,407       440,984
    obligations
Commitments
Shareholders' equity:
   Preferred stock, no par value,
    issuable in series; shares authorized:
    10,000,000 at December 31, 1995 and
    5,000,000 at June 30, 1996; issued and
    outstanding shares, all of which are
    convertible: at December 31, 1995 -
    5,611,910; at June 30, 1996 - none;
    aggregate liquidation preference of
    $25,284,342 at December 31, 1995         24,119,060             -

   Common stock, no par value, shares
     authorized: 20,000,000 at December 31,
     1995 and 40,000,000 at June 30, 1996;
     issued and outstanding shares: 1995 -
     1,327,025; 1996 - 10,209,                  267,158    49,964,570

Notes receivable from shareholders            (196,664)     (483,245)
Deferred compensation                                 -     (410,675)
Deficit accumulated during                 (12,068,533)  (15,798,399)
  development stage
          Total shareholders' equity         12,121,021    33,272,251
          Total liabilities and
            shareholders' equity           $ 13,306,376  $ 35,689,377



       See notes to the unaudited financial statements

                     ARADIGM CORPORATION
                (A development stage company)

                  STATEMENTS OF CASH FLOWS
                         (Unaudited)



                                                                Period from
                                                                January 30,
                                                                   1991
                                        Six months ended         (inception)
                                            June 30,               through
                                       1995          1996      June 30, 1996
Cash flows used in operating
   activities:
Net loss                               $(2,197,798)  $(3,729,866)  $(15,798,399)
Adjustments to reconcile net loss
   to net cash flow used in
   operating activities:
     Depreciation and amortization          131,837       165,729        495,485
     Amortization of deferred                     -        84,218         84,218
       compensation
     Accrued interest on note
       exchanged for preferred stock              -             -         32,622
     Loss on disposal of property                 -             -         37,666
       and equipment
     Loss on sale-leaseback                       -             -         95,294
       transaction
       Changes in operating assets
        and liabilities:
          Contract receivable               (53,618)       260,000              -
          Other current assets              (28,825)      (112,569)      (186,696)
          Other assets                       (3,600)       (6,964)       (75,063)
          Accounts payable                 (152,048)       907,402      1,150,704
          Accrued compensation              (24,335)       289,018        506,661
          Deferred revenue                         -     (172,500)         57,500
Net cash used in operating               (2,328,387)   (2,315,532)   (13,600,008)
   activities

Cash flows used in investing
   activities:
Capital expenditures                       (587,733)       (4,830)      (888,991)



Cash flows provided by financing
   activities:
Proceeds from issuance of notes
   payable to shareholders                        -             -      2,111,395
Repayment of notes payable to                     -             -      (298,972)
   shareholders
Proceeds from issuance of                         -             -     22,274,014
   preferred stock
Proceeds from issuance of common                  -    24,796,878     24,853,946
   stock
Repurchase of common stock                        -             -        (6,574)
Proceeds from sale of equipment in
  sale-leaseback transaction                      -             -        389,621
Notes receivable from officers                    -      (14,818)      (165,262)
Payments on lease obligations                     -     (128,920)      (219,036)
Net cash provided by financing                    -    24,653,140     48,939,132
   activities
Net increase(decrease) in cash and
  cash equivalents                      (2,916,120)    22,332,778     34,450,133
Cash and cash equivalents at
   beginning of period                   6,086,912    12,117,355              -
Cash and cash equivalents at end
   of period                          $  3,170,792  $ 34,450,133   $ 34,450,133







       See notes to the unaudited financial statements


                     ARADIGM CORPORATION
                (A development stage company)
           NOTES TO UNAUDITED FINANCIAL STATEMENTS
   (Information at June 30, 1996 and for the three and six
                     month periods ended
            June 30, 1995 and 1996 is unaudited)


1.  Summary of Significant Accounting Policies

Organization and Description of Business

     Aradigm Corporation (the "Company") was incorporated in the State of California on January 30, 1991. Since inception, the Company has been engaged in the development of non-invasive pulmonary drug delivery products. The Company's principal activities to date have been conducting research and development, recruiting personnel, focusing on business development, raising capital and acquiring assets. Accordingly, the Company is considered a development stage company.

Basis of Presentation

      The financial information at June 30, 1996 and for the three-and six-month periods ended June 30, 1995 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's registration statement no. 333-4236 on Form S-1, filed with the SEC on April 30, 1996, as subsequently amended.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents in depository and money market accounts with a single financial institution. The recorded amounts approximate fair value. In July, 1996, the Company invested certain of its excess cash and the net proceeds of its initial public offering in cash equivalents and short term investments. Short term investments consist of federal and municipal government securities, repurchase agreements or corporate paper and debt instruments with A1/P1 ratings with maturities at date of purchase of greater than 90 days and less than 18 months. The Company limits its concentration of risk by diversifying its investments among a variety of industries and issuers.

  Net Loss Per Share

      Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method) when their effect is dilutive. In addition, pursuant to SEC Staff Accounting Bulletins and Staff policy, such computations include the effect of all dilutive and antidilutive common and common equivalent shares issued within 12 months of the proposed public offerings date as if they were outstanding for all periods presented determined using the treasury stock method and the estimated per share public offering price.


2.  Initial Public Offering - Common Stock

      In June 1996, the Company completed an initial public offering of 2,500,000 shares of common stock resulting in net proceeds to the Company of approximately $24,700,000. In connection with and immediately prior to the closing of the initial public offering (i) 3,741,283 shares of preferred stock were converted to an equal number of shares of common stock, (ii) 5,068,308 shares of common stock, including the shares of common stock issued in the conversion of the preferred stock, were exchanged for 7,594,064 shares of common stock, respectively, in a three for two stock split, (iii) warrants to purchase 115,256 shares of common stock (on a post-split basis) were exercised, and (iv) the Board of Directors was authorized to issue 5,000,000 shares of preferred stock and 40,000,000 shares of common stock.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included in this Form 10-Q. This discussion contains forward-looking statements which involve risks and uncertainties, except for historical information contained herein. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section, as well as in the section entitled "Risk Factors" and elsewhere in registration statement no. 333-4236 on Form S-1 filed with the SEC on April 30, 1996, as subsequently amended.

      The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, its dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the Company's business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the Company's products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons, include but are not limited to, the possibilities that the potential products will be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

Overview

      Since its inception in 1991, Aradigm has been a development stage company engaged in the advancement of pulmonary drug delivery systems. As of June 30, 1996 the Company had an accumulated deficit of $15.8 million. The Company has been unprofitable each year and expects to incur further significant and increasing operating losses over the next several years primarily due to the expansion of research efforts and to the establishment of manufacturing capabilities to support clinical trials and, if any of its products are successfully developed and receive necessary regulatory approvals, commercialization of such products. To date, Aradigm has not sold any products and does not anticipate receiving any revenue from products or product royalties in the current year. The Company has not declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

      The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including, the timing of research and development expenses (including clinical trial-related expenditures), actions related to regulatory and third-party reimbursement matters, the Company's ability to manufacture its products, if any, efficiently, the timing of new product introductions, if any, and competition. In addition, the Company's results of operations will be affected by its ability to enter into corporate collaborations.

Results of Operations

        Three and Six Months Ended June 30, 1996 and 1995

      Contract Revenue. Contract revenue for the three- and six- month periods ended June 30, 1996 increased to $86,250 and $172,500, respectively, from none and $125,000 for the same periods in 1995, respectively. These increases resulted from a new feasibility research contract that was initiated in the fourth quarter of 1995 and the conclusion of a feasibility research contract in the first quarter of 1995.

       Research and Development Expenses. Research and development expenses for the three-and six-month periods ended June 30, 1996 increased to $1.5 million and $2.8 million, respectively, from $650,000 and $1.4 million for the same periods in 1995, respectively. These increases were primarily due to the expansion of a research and development project which began preliminary clinical testing during 1996 and additional clinical testing. The Company expects research and development spending to increase significantly over the next few years as the Company expands its development efforts.

      General and Administrative Expenses. General and administrative expenses for the three- and six-month periods ended June 30, 1996 increased to $789,000 and $1.4 million, respectively, from $483,644 and $1.1 million for the same periods in 1995, respectively. These increases were primarily due to compensation expense associated with stock options recorded in the first and second quarters of 1996, the expansion of the Company's facilities and an increase in the number of employees. The Company expects to incur significantly greater general and administrative expenses in the future as it expands its operations and meets its obligations as a public company.

      Interest Income. Interest income for the three- and six-month periods ended June 30, 1996 increased to $142,013 and $289,226, respectively, from $55,843 and $129,732 for the same periods in 1995, respectively. These increases were due to interest income earned on the proceeds received from the sale of Series E preferred stock in the fourth quarter of 1995 and from the sale of common shares in the initial public offering in June 1996.

      As of December 31, 1995, the Company had federal net operating loss tax carry forwards of approximately $11.5 million. These carry forwards will expire beginning in the year 2006. Utilization of net operating loss carry forwards may be subject to substantial annual limitation due to the ownership change limitation provided for by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Liquidity and Capital Resources

     The Company has financed its operations since inception primarily through private placement of its capital stock, proceeds from financing of equipment acquisitions, contract revenue and interest earned on investments. In June 1996, the Company completed an initial public offering resulting in net proceeds of approximately $24.7 million. As of June 30, 1996, the Company had realized approximately $48.9 million in net proceeds from sales of its capital stock since inception. The Company also has a secured line of credit of $l.8 million for equipment purchases, of which approximately $900,000 remained available at June 30, 1996. The draw down period under the line of credit terminates in June, 1997. At June 30, 1996, the Company had cash and cash equivalents of approximately $34.5 million.

     Net cash used in operating activities in the six months ended June 30, 1996, of $2.3 million approximately equaled that in the comparable period of 1995 due to the increase in the net loss of approximately $1.5 million, being offset by the increases in accounts payable, accrued compensation and the collection of the contract receivable. The increase in accounts payable was primarily as a result of the costs incurred during the initial public offering. From inception through June 30, 1996 the Company's cash utilized for operating activities totaled approximately $13.6 million.

      Net cash used in investing activities for both the six months ended June 30, 1996 and the six months ended June 30, 1995, relates solely to capital expenditures by the Company.

      Net cash provided by financing activities for the six months ended June 30, 1996 of $24.7 million was primarily due to the proceeds from the initial public offering.

      The Company expects that its cash requirements will increase due to expected increases in expenses related in research and development activities, the scale up of manufacturing processes and increases in general and administrative costs. The Company's cash requirements will be affected by the extent and duration of the foreign and domestic regulatory approval processes for its potential products. Although there can be no assurance that the Company will receive regulatory approval for any of its products, if the Company does so, its cash requirements may increase due to the significant expenses associated with initial commercial production and marketing efforts. These expenses include, but are not limited to, increases in personnel and related costs, capital expenditures, product prototype development expenses and the costs of facilities expansion.

     The Company expects that its existing capital resources and the proceeds from the initial public offering will enable the Company to maintain current and planned operations through 1997. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials, and for manufacturing process development in connection with the commercialization of the SmartMist Asthma Management System and to provide manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx Pain Management System. The Company may need to raise substantial additional capital to fund its operations before the end of 1997. The Company expects that it will seek such additional funding through collaborations, or through public or private equity or debt financing. The Company has not yet established any corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all. Nor can there be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.


                 PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         As of June 5, 1996, prior to the completion of the Company's initial public offering, the shareholders of the company approved the following:

          (i)  the amendment and restatement of the
Company's Articles of Incorporation effecting a 3-for-2 stock split of the Company's outstanding capital stock and adopting certain shareholder protection measures;

          (ii) the amendment and restatement of the Company's Articles of Incorporation effective upon the closing of the initial public offering, eliminating the provisions designating the rights and preferences of the Company's Preferred Stock, increasing the number of authorized shares of the Company's Common Stock and decreasing the authorized number of shares of the Company's
Preferred Stock;

          (iii)     the amendment and restatement of the
Company's Bylaws adopting certain other shareholder protection measures;

          (iv) the adoption of the Employee Stock Purchase
Plan;

          (v)  the amendment and restatement of the 1992
Stock Option Plan, which was renamed the 1996 Equity
Incentive Plan;

          (vi) the adoption of the 1996 Non-Employee
Directors' Stock Option Plan; and

          (vii)     the adoption of a form of Indemnity
Agreement, which was entered into by the Company with each of its directors and executive officers.

     Shareholder approval was solicited by means of a written consent. All shareholders were solicited. The
Company received consents voting in favor of each of the proposals above from shareholders holding 5,051,773 shares out of a total of 5,062,726 shares outstanding on June 5, 1996. The Company did not receive any consents voting against any of the proposals above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (11) Net loss per share calculation
     (27) Financial Data Schedule

     (b) Reports on Forms 8-K.
          The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.




                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1996

                              ARADIGM CORPORATION
                              (Registrant)



                              /s/ Richard P. Thompson
                              Richard P. Thompson
                              President, Chief Executive
                              Officer, Chief Financial
                              Officer and Director
                              (Principal Executive Officer
                              and Chief Accounting Officer)

Exhibit (11)   Net Loss Per Share Calculation


                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                  1995           1996          1995          1996

Weighted average shares outstanding              936,680      2,146,038      936,680     1,946,272

Weighted average shares outstanding
  - conversion of preferred stock to
  common stock                                         -      5,611,910            -     2,805,955

Net effect of dilutive and antidilutive
stock options, warrants and convertible
preferred stock (Series E) - based on the
treasury stock method using average
market price                                   2,687,955              -    2,687,955             -




Total shares used in computing net loss        3,624,635      7,757,948    3,624,635     4,752,227
per share

Net loss                                    $(1,078,082)   $(2,122,120) $(2,197,798)  $(3,729,868)

Net loss per share                             $  (0.30)      $  (0.27)    $  (0.61)     $  (0.78)




