Form 10-K
period 1996-12-31
ARADIGM CORP
filed 1997-03-27
CIK 1013238

United States
                    Securities and Exchange Commission
                           Washington D.C. 20549

                                 FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended December
  31, 1996

                                    or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 (Fee Not Required) For the Transition Period From _________ to __________.

                      Commission File Number: 0-28402

                            ARADIGM CORPORATION

               California                        94-3133088
         (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)           Identification No.)

               26219 Eden Landing Road, Hayward,  CA  94545
                  (Address of principal executive offices)

    Registrant's telephone number, including area code: (510) 783-0100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]


   As of January 31, 1997, there were 10,214,057 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $53,631,000 based upon the closing price of the common stock on January 31, 1997 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                    DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Proxy Statement of Registrant for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

                                  PART I

Item 1.   BUSINESS

       This Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, under heading "Risk Factors".

Overview

      Aradigm Corporation (the "Company" or "Aradigm") is engaged in the development of novel, hand-held pulmonary drug delivery systems designed to enhance the delivery and effectiveness of a number of existing and development stage drugs and reduce the need for injectable drug therapy. Subject to applicable regulatory clearances and approvals, Aradigm plans to commercialize its proprietary technologies on two product platforms: (i) the SmartMist system, which is designed to improve the effectiveness of metered dose inhalers, such as those used to deliver asthma medications, and (ii) the AERx system, which creates aerosols from liquid drug formulations for delivery locally to the lung or into the blood stream via the lung. The Company believes that its systems, if successfully developed and approved or cleared for marketing, can be used to deliver existing drugs for a variety of applications, including the treatment of respiratory diseases, pain management and diabetes management, as well as to deliver imaging agents for certain lung diagnostic applications. In addition, Aradigm's potential products may offer a promising means of delivery for new drugs under development by pharmaceutical and biotechnology companies.

      Aradigm's lead SmartMist product under development is the SmartMist Asthma Management System. In May 1996, the Company obtained 510(k) clearance from the FDA of the initial version of its SmartMist Asthma Management System and expects to complete development and commence marketing of the commercial version of the SmartMist Asthma Management System during 1997. There can be no assurance that the Company will be able to develop and market successfully the commercial version of the SmartMist Asthma Management System or that changes made during such development will not necessitate the submission of a second 510(k) notice. The Company's lead AERx product under development is the AERx Pain Management System which is designed to deliver morphine systemically by inhalation for the treatment of pain. The Company filed an Investigational New Drug ("IND") application for acute pain management with the FDA in February 1996 and completed Phase I of the clinical process in December 1996. The Company also has commenced early clinical studies of its AERx system for the delivery of insulin and a pulmonary diagnostic imaging agent. The Company believes that its products under development may improve the management of certain diseases by reducing the cost of therapy, enhancing patient management and compliance and providing an improved means to administer drugs outside of the hospital setting.

     The Company's plans and intentions with respect to the development and commercialization of its technologies are subject to a number of risks and uncertainties. There can be no assurance that the Company can obtain required regulatory clearances and approvals or that the Company will be able to develop and commercialize successfully any of its potential products.

Background

Pulmonary Drug Delivery

      Pulmonary drug delivery is widely used to treat respiratory diseases by delivering pharmaceuticals locally to the lung and may have utility in the delivery of drugs for systemic application by using the lung's natural ability to transfer molecules into the blood stream. Pulmonary delivery of drugs for the treatment of respiratory diseases has proven desirable because topical application to affected lung tissues promotes a rapid therapeutic effect and minimizes the side effects of several important pulmonary drugs. The potential for pulmonary delivery to the blood stream for systemic effect offers a non-invasive alternative to injection that may achieve a more rapid speed of onset and superior bioavailability than has been shown with other approaches, such as oral, transdermal or nasal delivery. Speed of onset is an important therapeutic element for drugs such as morphine for pain management and insulin for diabetes.

      The respiratory system starts with the branching of the trachea into two mainstream bronchi, which are further branched into large conducting airways. The airways continue to branch through approximately 23 generations until they end in the deep lung with air sacs, known as the alveoli, which are the site of gas exchange. The internal surface area of the lung is approximately 1,000 square feet, most of which is available for the free exchange of oxygen, carbon dioxide and other molecules between ambient air and the blood stream. Because of its physiology and natural function, the lung represents an attractive pathway for the non-invasive delivery of drugs.

      To deliver pharmaceuticals to or through the lungs, drugs must be transformed into a low velocity aerosol (a suspension of drug particles in air) which can be inhaled by the patient. Large particles (i.e., greater than four microns in diameter) typically get deposited in the large airways, where they may be useful in treating diseases of the lung. Smaller particles (i.e., less than four microns in diameter), however, are more likely to pass through the lung's airways and be dispersed in the alveoli, where they may be absorbed by the alveolar membrane to enter the blood stream for systemic effect.

     To date, the pulmonary drug delivery market has consisted primarily of drugs for the treatment of local diseases of the lung, such as asthma, cystic fibrosis, emphysema and chronic obstructive pulmonary disease ("COPD"). Sales in the United States of drugs used in pulmonary delivery products for the treatment of lung diseases exceeded $1.7 billion in 1995. In recent years, pharmaceutical and drug delivery companies, recognizing the potential benefits of utilizing the lung for systemic drug administration, have increased efforts to develop products and systems for pulmonary drug delivery. Industry sources estimate that the potential worldwide market for pulmonary drug delivery products may exceed $9 billion annually by the year 2000.

Existing Pulmonary Drug Delivery Technology

      Three aerosol generating technologies currently are being used for pulmonary drug delivery: nebulizers, metered dose inhalers ("MDIs"), and dry powder inhalers ("DPIs"). Each of these systems was originally developed to treat lung diseases and produces a local therapeutic effect by depositing aerosolized medication on the large conducting airways of the lung. The effectiveness of these devices depends upon proper inhalation technique to produce a consistent, reproducible dose. In addition, the ability of these technologies to improve the management of major pulmonary diseases has been limited by their inability to compensate automatically for poor patient technique or provide physicians with information on patient inhalation and dosing patterns.

      Nebulizers. Nebulizers are primarily used in hospitals for the treatment of respiratory diseases, such as asthma. Liquid drug is loaded into the nebulizer prior to each use, and the patient breathes through a mouthpiece or mask as the continuous fog of drug particles is produced. Because nebulizers require an external power source or compressed gas supply, they are not easily portable. Although drugs in liquid form are easily converted to an aerosol, nebulizers are inefficient and require several minutes to administer a single dose of medication. Because nebulizers produce a wide range of particle sizes, the majority of which are too large to reach the alveoli, these devices are impractical for systemic delivery.

      MDIs. Metered dose inhalers, the most widely used system for pulmonary drug delivery, have been in existence for over 40 years and are used to deliver asthma drugs. The drug is packaged in a portable canister as a suspension or solution in a volatile propellant, typically chlorofluorocarbons ("CFCs"). To self-administer a drug, the patient must depress the canister, releasing a high-velocity jet of aerosolized drug, while inhaling slowly and evenly. Although widely used, there are certain inherent problems with the use of MDIs. A patient must properly coordinate inhalation and activation of the aerosol jet to optimize the effectiveness of treatment. Several clinical studies have demonstrated that patients routinely use MDIs improperly, resulting in ineffective therapy. Much of the drug is deposited at the back of the throat and swallowed, rather than reaching the desired location in the lung. Many leading asthma specialists, however, believe that MDIs, when used properly, can effectively manage a significant percentage of asthmatics. Although spacer devices have been developed to address the problem of press-and-breathe coordination, these devices do not fully address problems with inhalation technique and compliance monitoring. Moreover, because MDIs produce a wide range of particle sizes, only a small portion of which reach the alveoli, they are not optimal for the delivery of systemic therapies.

      DPIs. Dry powder inhalers, which are also used to deliver drugs locally to the lung, have been and are being developed by pharmaceutical companies to replace CFC-based MDI systems. DPI drugs are formulated in solid form and packaged in portable containers. Patients self-administer the drug by inhaling small, dry particles. Dry powder drug formulations present a considerable challenge for pharmaceutical chemists because drugs must be prepared as solids, must tolerate storage in a solid phase and must facilitate rapid and complete dispersion as an aerosol at the point of delivery. Although DPIs have been used for the delivery of some asthma drugs, several companies are exploring the development of DPIs for the systemic delivery of other compounds, including proteins and peptides.

Aradigm Technology

     Existing systems for pulmonary drug delivery generally fail to achieve precise, reproducible delivery of the desired drug dose, either locally or systemically. Aradigm believes that its two product platforms, the SmartMist system and the AERx system, may be capable of improving or enabling a wide range of pulmonary drug delivery applications. Aradigm has combined core competencies in physics, electrical engineering, mechanical engineering and pharmaceutical sciences to overcome the limitations of conventional pulmonary drug delivery systems. Through this integrated approach, the Company has developed technologies which address each of the four key elements which it believes are required for the development of effective pulmonary drug delivery products:

          * Ease of Drug Formulation: The Aradigm systems take advantage of existing drug formulations, including standard MDI formats and liquid drug formulations, thereby potentially reducing formulation risks compared to other pulmonary delivery technologies. In addition, liquid formulations facilitate the generation of small particle aerosols necessary for efficient delivery to the alveoli.

          * Efficient Precision Aerosol Generation: Aradigm has developed a proprietary aerosolization technology capable of producing low velocity, small particle aerosols at the point of delivery for efficient deposition of drug in the alveoli. Through this technology, the Company believes it is able to overcome the limitations of conventional pulmonary drug delivery systems in which particle size and velocity cannot be optimized for systemic delivery.

          * Automated Breath-Controlled Delivery: Since proper inhalation technique is needed to achieve effective pulmonary drug delivery, Aradigm's systems are designed to guide the patient to inhale slowly and evenly and to automatically deliver a drug aerosol early in the breathing cycle.

          * Patient Compliance Monitoring: Because patient adherence to prescribed dosing regimens is an important determinant of therapeutic benefit, Aradigm's systems are also being designed to record drug administration, inhalation patterns and other relevant physiological information for use by physicians to analyze and optimize patient treatment regimens and improve patient outcomes.

Aradigm is seeking to exploit various combinations of these four elements to develop pulmonary drug delivery systems which overcome the limitations of existing systems or enable pulmonary delivery of drugs which are currently not deliverable systemically via the lung.

SmartMist System

      The SmartMist system incorporates the Company's breath control and compliance monitoring technologies for use with standard MDIs for the treatment of asthma and other respiratory diseases. The initial SmartMist product, which has been approved by the FDA and is expected to be launched in the second half of 1997, is a hand-held, battery-operated aerosol drug delivery system. The patient inserts a standard MDI into the SmartMist device and inhales normally through the mouthpiece. Indicator lights on the device switch from red to green to guide the patient to inhale slowly and evenly within a predetermined range suitable for drug delivery. When the desired flow rate is established early in the inspiratory cycle, the MDI is automatically actuated by the SmartMist system. The delivery of the medication is breath controlled, rather than manually activated, eliminating the need for the patient to coordinate pressing and breathing while using an MDI.

      The microprocessor-controlled SmartMist system contains an electronic air flow transducer and automatically calculates flow rate and volume. Additionally, the SmartMist system incorporates an electronic peak flow meter, which quantitatively measures the effect of therapy when the patient exhales though a separate mouthpiece attached to the device. The peak flow rate is displayed to the patient and recorded in the internal memory of the product. Each system can store approximately 90 days worth of drug administrations, inhalation patterns and pulmonary function data that can be downloaded into a computer for review by the patient and the health care professional to enhance patient management and compliance.

AERx System

      The AERx system is a novel drug delivery system that is being developed to enable pulmonary delivery of a wide range of liquid pharmaceuticals for local or systemic effect. The AERx system is based on a proprietary aerosol generation technology capable of producing low velocity, small particles suitable for delivery to the alveoli. By also incorporating the Company's proprietary breath control and compliance monitoring technologies, the AERx system is designed to optimize the delivery of aerosolized medications to the lung. The AERx system, which is currently being tested in a clinical bench prototype form, will aerosolize liquid drug formulations that are pre-packaged in proprietary unit dose packages for inhalation. Each unit dose package is comprised of (i) a small blister package which stores a liquid drug formulation and (ii) an aerosolization nozzle consisting of a porous membrane incorporating an array of micromachined holes.

     The AERx system creates a respirable aerosol by releasing a mechanical piston that is activated automatically when the patient's inhalation is optimal for drug delivery. The piston compresses the blister package, thereby  forcing  open  the sealed channel and extruding  the  liquid  drug through the aerosolization nozzle. The aerosolized drug produced by this process is then inhaled through the mouthpiece of the AERx device. The extrusion of the liquid drug through the disposable nozzle takes approximately one second and produces a low velocity, fine particle aerosol for optimized deposition within the lung. The force applied to drive the liquid through the nozzle and the diameter of the nozzle holes influence the size of the droplets or particles that form the emitted aerosol. The size of the micromachined holes within the single use nozzle can be adjusted for each specific clinical application, including the creation of larger particles for delivery of drug to the large conducting airways of the lung for local effect or smaller particles for delivery of drug to the deep lung for systemic effect.

      Formulations developed for use in the AERx system are in liquid form, typically using an aqueous-based solvent, similar to those employed with nebulizers. No propellants, such as the CFCs used in MDIs, are required since mechanical pressure is used to generate the aerosol. Moreover, since the drug is stored in unit dose packages, preservatives may not be needed for some applications, further simplifying the formulation process.

      The AERx system employs the same patented technology used in the SmartMist system to measure precisely the airflow through the device while the patient is inhaling. Breath control ensures that the patient is breathing the same way each time a dose of aerosolized drug is delivered. As a result, essentially the same dose of medication is delivered each time the product is used.

     Compliance monitoring technology similar to that used in the SmartMist system has been designed for the AERx system. Information about each drug administration, including dosage, breathing technique and other relevant physiological parameters are recorded automatically for later review by the patient and health care professional. The Company expects to customize the software embedded in the AERx device for the particular therapeutic application in order to collect and present the data most relevant for managing each patient type. The Company believes that the combined features of the AERx product will make the AERx system an effective disease management tool.

Strategy

      Aradigm's goal is to become a leader in the development and commercialization of pulmonary drug delivery products. The Company's strategy incorporates the following principal elements:

     Focus on Near-Term Product Opportunities: The Company is focusing its initial commercial development efforts on product opportunities which have the potential to reach the market quickly. The Company designed the SmartMist Asthma Management System specifically to take advantage of the shorter regulatory cycle for 510(k) approvable products. In addition, the Company is developing a diagnostic application of its AERx technology which may have a shorter regulatory approval process than therapeutic applications of the AERx system. Many of the Company's initial therapeutic development programs will target previously approved and widely used drugs. For example, the first AERx therapeutic product for which an IND was filed was the AERx Pain Management System for the delivery of morphine. Because morphine is a well characterized drug with a demonstrated safety profile, the Company believes the AERx Pain Management System carries less development risk than new drug development projects and may require less time for regulatory approval. Nevertheless, there can be no assurance that the Company can secure regulatory approval for its potential products or that the Company can successfully develop or market any such products.

      Establish Broad Applicability: The Company believes that its AERx technology can effectively deliver many pharmaceutical products. The Company is conducting feasibility studies on a number of compounds to demonstrate the applicability of the AERx system to a broad range of molecule sizes and types, including proteins, peptides and small molecules. The Company plans to publish results from these and other studies to promote the acceptance of the AERx system as a viable pulmonary drug delivery technology for a wide variety of compounds. The Company believes this strategy will maximize the number of commercial product opportunities for Aradigm and will increase the interest of potential partners to develop drugs for the AERx system, thereby reducing the Company's dependence on any single product.

      Establish Collaborative Relationships: In order to enhance its commercial opportunities and effectively leverage its core scientific resources, Aradigm intends to enter into multiple collaborative relationships for the development of new products and for the marketing and sale of products utilizing its technologies. Through product development collaborations, Aradigm will seek access to proprietary pharmaceutical compounds as well as to the resources and expertise necessary to conduct late stage clinical trials and obtain regulatory approvals. In addition, the Company will pursue relationships with pharmaceutical and device companies with established sales forces and distribution channels in the Company's target markets. By establishing such collaborative relationships, Aradigm intends to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market. Nevertheless, the Company has not established any corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all.

       Build Strong Proprietary Position: The Company believes that establishing a strong proprietary position in pulmonary drug delivery could provide an important competitive advantage in its target markets. The Company has aggressively pursued patent protection of its technology and as of March 1, 1997 has 19 issued United States patents and has more than 20 United States patent applications pending. When appropriate, the Company also seeks international patent protection. While there can be no assurance that any of the Company's patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of the Company's technology, including aerosol generation, breath control, compliance monitoring and unit dose formulation. In addition, the Company is developing in-house manufacturing capability for the production of certain components of its products, including the disposable unit dose package for the AERx system, to further protect its core technologies.

Aradigm Product Applications

The SmartMist System

      The Company is initially developing the SmartMist technology to be applied to asthma management with the SmartMist Asthma Management System. In the future, the SmartMist platform may be utilized to develop products for other lung diseases, such as cystic fibrosis, emphysema and COPD.

SmartMist Asthma Management System

      The Company has developed the SmartMist Asthma Management System to ensure proper breath control and compliance by MDI-using asthmatics. By improving the self-administration of MDIs, the Company believes that these patients will be better managed, have fewer symptoms and will make fewer visits to the emergency room, resulting in improved patient care and reduced health care expenses.

      Asthma is an inflammatory disease process characterized by abnormally high responsiveness of the tracheobronchial tree to a multitude of stimuli, such as dust, pollen and stress. The hallmark of the disease is reversible airway obstruction, and the characteristic wheezing sounds are due to narrowing of the airways.

      Of  the  estimated  12  million  asthmatics  in  the  United  States, approximately one million severe asthmatics consume a majority of the nearly $4.5 billion which is spent annually in the United States for direct health care costs related to the treatment of asthma. Over half of those dollars is spent on hospital care, including approximately 450,000 hospitalizations and 1.5 million emergency room visits occurring annually in the United States for acute asthma incidents. Asthma is a chronic disease which, if properly treated, should not progress to crisis stage. It is believed that most hospitalizations for treatment of asthma represent patient management and compliance failures. The Company believes that there is a significant market opportunity to improve patient management and compliance, thereby minimizing patient utilization of costly acute care and overall reducing the cost of asthma management.

      Studies have shown that up to 70% of patients use their MDIs incorrectly and that nearly 50% of patients revert to incorrect technique following retraining. Even patients who have good technique are inconsistent in applying it, especially during an acute asthma attack. Proper technique is particularly important for patients using topical steroids, drugs which treat the underlying inflammation that causes asthma, but do not act immediately or provide palliative benefits. Inhaled steroids can take six to eight weeks to effect improvement noticeable to the patient. With no immediate relief of symptoms providing feedback to the patient, there is no way for patients to know if they have received the intended drug dose.

      The management of asthma can also be improved by monitoring patient compliance with the prescribed therapy and recording the effect of the therapy. Peak flow, defined as peak velocity achieved during maximum forced exhalation, is a direct indicator of airway obstruction. Routine peak flow measurement has been generally recommended by pulmonary specialists, but many patients do not diligently take and record these measurements.

      The Company believes that its SmartMist system is capable of addressing MDI limitations, such as improper inhalation, improperly timed release of the aerosol, and the lack of information regarding patient usage and patient lung function following usage. Without modifying the MDI or the drug itself, the SmartMist device is designed to assist the patient in self-administering the drug while inhaling in an optimal manner, guided by the breath indicator lights on the device. The built-in peak flow meter is designed to allow patients to track their own lung function so that patients can anticipate asthma exacerbations in time to modify their therapy. In addition, the device is designed to compile data on drug delivery events and lung function readings so that a complete record can be reviewed by health care professionals.

       Aradigm has completed a radiolabeled asthma drug study that demonstrates the benefits of the breath control technology incorporated in the SmartMist system. In addition, the Company has completed two clinical studies to support market adoption of the SmartMist Asthma Management
System. The first study, which involved 40 patients with asthma, was conducted at the University of California at San Francisco and the National Jewish Hospital in Denver and compared the technique of patients using the SmartMist system with the technique of other patients using MDIs equipped with the Technique Assessor, a research device developed by Aradigm to measure how patients actuate and inhale through conventional MDIs. This study showed that patients in the SmartMist group had significantly more MDI inhalations rated as "correct" (91% versus 46%). The second study was conducted at Northwest Asthma and Allergy in Seattle and involved 13 steroid-dependent adolescent patients with asthma. The SmartMist was given to all 13 patients and used to evaluate patient compliance with a medication regimen and to accurately assess how reliably and accurately patients recorded this information in peak flow diaries. Although patient diaries indicated that all patients were at least 80% compliant, data recorded by the SmartMist revealed that only five of the 13 patients studied were 80% compliant with the prescribed medication regimen.

      A prototype of the SmartMist Asthma Management System has been developed for use in clinical testing and received 510(k) clearance from the FDA in May 1996. While the Company has established its Respiratory
Products Business Unit to market the SmartMist product, there can be no assurance that the Company can successfully market the product. Moreover, there can be no assurance that the Company will be able to develop or manufacture a version of the SmartMist Asthma Management System suitable for commercialization that can be marketed without additional regulatory filings or approvals.

      Depending on manufacturing costs and other factors, the Company believes that the price to consumers of the Company's SmartMist Asthma Management System will be approximately $500 per unit.

The AERx System

      The Company is developing the AERx platform based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. The Company believes that the AERx system will be broadly applicable to drugs that are intended for systemic delivery, for local delivery to the lung or for pulmonary diagnostics. The Company currently is developing AERx products for pain management, diabetes management and pulmonary diagnostics. In addition, the Company is planning to develop the AERx system for the non-invasive delivery of certain other drugs, including proteins and biotechnology drugs.

AERx Pain Management System

      The Company is developing the AERx Pain Management System as a non-invasive, patient-controlled pulmonary drug delivery product for treatment of chronic and acute pain. In March 1996, the Company's IND application covering the use of AERx to deliver morphine for the management of acute pain cleared the FDA review period and the Company completed Phase I clinical testing in December 1996. Preliminary results from Phase I testing of a prototype AERx Pain Management System for the delivery of morphine via the lung demonstrated that delivery of morphine to the blood supply was as rapid as with intravenous administration. In addition, the reproducibility of morphine delivery using the AERx system was comparable to morphine delivered intravenously.

      The pain management market includes patients with cancer, post-operative and chronic persistent pain. Pharmaceutical care is the mainstay of pain treatment and dominates the pain management market. The United States market for drugs and devices used in pain management is estimated to be more than $15 billion annually. The Company believes that non-invasive rapid treatment of breakthrough pain is a major unmet medical need.

      Aradigm has targeted cancer pain as one of the first indications for the AERx Pain Management System. As of the end of 1995 there were approximately 3,000,000 patients with active cancer in the United States. Based on published reports, the Company believes that approximately 45% of such patients report suffering from pain, with nearly half of those cancer patients reporting that their pain was not alleviated by their pain management therapy.

      Conventional drug delivery methods for pain management include oral, transdermal patch, intravenous ("IV"), intramuscular and subcutaneous delivery. Patient controlled analgesia ("PCA") products allow patients to self-administer pain medication on demand from a microprocessor controlled intravenous infusion pump. PCA systems have proven to be a cost-effective means of intravenous delivery in the hospital setting. Widespread adoption of PCA outside of the hospital, however, has been limited by the requirement for an intravenous delivery site that requires regular and expensive maintenance. Home PCA can cost as much as $4,000 per month, due partially to the home nursing required to maintain the needle site.

      The Company believes that a patient controlled, non-invasive drug delivery system that provides for rapid uptake of medication could significantly expand the outpatient market for pain management. Features of the Company's AERx Pain Management System are expected to be similar to those of PCA products, but will not be limited by the necessity of intravenous or subcutaneous access. The AERx product is being designed to be programmed to allow for patient-activated delivery in accordance with a physician-directed dosing program. Lock-out mechanisms being designed for the product should eliminate the risk of inappropriate dosing, and a patented electronic patient identification feature should prevent unauthorized use of the device. An automatically maintained dosing event diary to be embedded within the AERx device is designed to allow the physician to closely monitor patient use. The Company believes that these features of the AERx platform combined with the inherent speed of onset of pulmonary delivery should provide a significant advance in ambulatory pain management.

      The Company has completed a phase I clinical trial of the AERx Pain Management System for the delivery of morphine via the lung. The two center study was conducted at Harris Laboratories in Lincoln, Nebraska and at Massachusetts General Hospital in Boston. The studies, which involved 30 healthy volunteers, demonstrated that morphine delivered via AERx reaches peak levels in the blood at approximately the same time as morphine delivered via the intravenous route to the same subjects. In addition, the variability in measured morphine blood levels observed following the delivery of morphine via AERx was shown to be the same as the variability following IV administration to the same volunteers. The Company is pursuing corporate partners to collaborate on further development and testing of the AERx Pain Management System.

AERx Diabetes Management System

      The Company is developing the AERx Diabetes Management System to permit diabetes patients to non-invasively self-administer insulin. The Company believes that when provided with a non-invasive delivery alternative to injection, patients are more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. The Company has completed two clinical feasibility studies delivering insulin with the AERx Diabetes Management System. The studies demonstrated that insulin delivered via a prototype of the AERx Diabetes Management System achieved maximum blood glucose reductions in healthy fasting volunteers in half the time required for subcutaneous insulin injections. The reductions in blood glucose levels were also at least as reproducible in both magnitude and time to maximum reduction as subcutaneous injections. Clinical testing will continue in 1997.

     In healthy individuals, the pancreas secretes insulin, which helps the body to regulate blood glucose levels. Patients with Type I diabetes do not have the ability to produce their own insulin and must self-inject insulin regularly to control their disease. Patients with Type II diabetes are unable to use efficiently the insulin that their body produces. While they may have some impairment in their ability to produce insulin as well, it is the defect in their ability to use insulin efficiently that leads to the addition of insulin to their treatment program. By increasing the circulating insulin concentration, the inefficiency can be partially overcome. The Diabetes Control and Complications Trial ("DCCT") study sponsored by National Institutes of Health from 1983 to 1993 indicated that insulin should be given throughout the day in response to frequently measured blood glucose levels. The DCCT study showed that keeping blood glucose levels as close to normal as possible slows the onset and progression of eye, kidney and nerve diseases often caused by diabetes. In fact, the DCCT study demonstrated that any sustained lowering of blood glucose levels is beneficial, even if the person has a history of poor blood glucose control.

      The Company believes that approximately 700,000 Americans suffer from Type I diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. It is believed that more than 13 million Americans suffer from Type II diabetes, of which approximately 50% are not yet diagnosed. Although most of this Type II population does not currently use insulin as part of their therapy, in aggregate they consume the majority of insulin used in the United States, due to their larger numbers. The insulin market in the United States was expected to exceed $850 million in 1996. The direct costs associated with diabetes are estimated to be greater than $45 billion annually.

      Patients with diabetes often avoid or limit the amount of insulin therapy because of the pain and inconvenience of administering the drug by injection. The Company believes that its AERx Diabetes Management System can provide a non-invasive method for delivery of insulin that would be efficacious and reproducible. Such a system should support diabetics in complying with their insulin therapy, thereby lessening the risk of long-term complications.

AERx Diagnostic System

     The Company believes that the same technologies that may make the AERx system a precision pulmonary drug delivery system can be applied to more safely deliver radiolabeled imaging agents to diagnose certain lung conditions than currently available methods. In an early clinical study, the Company demonstrated that the AERx Diagnostic System was effective in delivering technetium DTPA ("(99m)Tc-DTPA"), a commonly used agent for lung imaging.

      Radiolabeled imaging agents ("radiopharmaceuticals") are widely used for the diagnosis of a variety of cardiopulmonary conditions, such as pulmonary embolism. The radiopharmaceutical is imaged by a gamma camera in a process called ventilation lung scanning. Ventilation lung scans require that patients inhale either radioactive gas or radiolabeled aqueous solution of aerosol delivered to the lung via conventional nebulizers. Because nebulizers are inefficient and result in inconsistent deposition of particles in the lung, they often require a relatively higher amount of radiopharmaceutical to produce an adequate scan. Additionally, the nebulization process can take several minutes, which increases the risk of undesirable radiation exposure for the patient and attending staff.

      The Company estimates that approximately 800,000 ventilation lung scans are performed in the United States each year at a cost of about $200 million. The radioactive materials used in ventilation lung scans in the United States are prepared at radiopharmacies located throughout the country which supply these materials to hospitals and clinics.

     The Company believes that its AERx technology can provide an effective and safe alternative to nebulizers for supplying radiopharmaceuticals for ventilation lung scans. The Company intends to supply its unit dose packaging equipment to radiopharmacies to allow the pharmacies to fill and seal single-use doses of (99m)Tc-DTPA to be used with the AERx Diagnostic System for ventilation lung scans. The Company believes that the AERx Diagnostic System will use less radioactive material and will provide better image quality for diagnosis. Moreover, because the radiopharmaceutical is self-contained and does not need to be nebulized, the amount of ambient radiation can be substantially reduced, thereby minimizing staff exposure to radiation.

      The AERx Pulmonary Diagnostic System has been shown in multiple clinical feasibility studies to deliver efficiently and reproducibly the same radiolabeled aqueous solution to the lungs of healthy volunteers as is currently used with nebulizers for ventilation lung imaging, and the images produced were of the same high quality as those generated using krypton gas, the "gold standard" for nuclear imaging. One study demonstrated that the quality of lung images produced with the AERx system in patients known to have COPD was also equivalent to existing methods. The Company is currently investigating the regulatory path for approval of the AERx Diagnostic System for sale in the United States and abroad and is exploring development partnerships with contract research and development organizations.

Additional Potential AERx Applications

      The Company is evaluating the use of the AERx system to deliver other pharmaceutical compounds including three compounds which are proprietary to the Company's two corporate partners. Two of these compounds are entering clinical evaluation with the AERx system. The Company has successfully evaluated a number of compounds in in vitro and in vivo feasibility studies. The Company has approved protocols with the Royal North Shore Hospital in Sydney, Australia for the clinical evaluation of additional drugs often used for pain management. Aradigm is considering further feasibility studies with anti-infectives, peptides, proteins and gene vectors for the treatment of asthma, other severe chronic diseases of the respiratory tract, and systemic diseases.

     The Company believes that the AERx system may have applicability for a range of compounds developed by biotechnology companies that cannot be delivered orally. Due to their large size and poor oral bioavailability, macromolecules developed by the biotechnology industry are typically developed in liquid formulation and delivered by injection. The Company believes that the AERx platform can potentially provide for improved delivery and broader applications of these therapies or potential therapies. The Company is currently conducting two clinical feasibility studies, under the sponsorship of two pharmaceutical companies, for two proteins currently marketed for systemic delivery. The Company is also conducting a clinical feasibility study, under the sponsorship of a second pharmaceutical company, for a small molecule for systemic delivery.

     The Company believes that its technology can be applied to many new or approved pharmaceutical and biological compounds in addition to morphine and insulin. A partial list of compounds that have been evaluated or may be evaluated appears below (asterisks indicate compounds which the Company has successfully aerosolized in preliminary in vitro tests).

    Pharmaceutical                  Biologicals

    Albuterol*      Midazolam*      Alpha Interferon   Gamma Interferon
    Beclomethasone* NSAIDs          Calcitonin         Growth Hormone
    Cromolyn*       Pentamidine     DNAse*             IGF-1
    Fentanyl*       Sumatriptan     Erythropoietin*
    Levorphanol     Triamcinolone

The Company has not acquired rights to develop applications for any of the proprietary compounds listed above and may not pursue or be successful in acquiring such rights.

Manufacturing

      The Company plans to build manufacturing facilities for the production of certain components of its drug delivery systems that it considers to be key to its core technologies. These may include the production of the disposable aerosol generating nozzles, the assembly of the disposable unit dose packages and the sterile filling of drug into the unit dose packages. The Company also may complete the final calibration, assembly and packaging of the AERx and SmartMist systems to control both quality and cost.

      The Company may seek to have many key components, assemblies and subassemblies completed by contract manufacturers. These may include the assembly of printed circuit boards, the production of application specific integrated circuits ("ASICs"), the production of mechanical assemblies and the production of specific plastics and laminates for the disposable unit dose packages. In some cases, the Company may choose to license commercial partners to produce some of the disposable unit dose packages in the partner's own facilities.

      The Company is in the process of scaling up the production of the SmartMist Asthma Management System with the assistance of contract manufacturers. Significant additional work must be completed prior to commercialization. In addition, the Company is in the early stages of producing clinical supplies of disposable unit dose packages for clinical trials of the AERx system. The Company is building a sterile pharmaceutical packaging production line sufficient to meet the capacity requirements for clinical trials and initial product sales, if any. The Company anticipates making significant expenditures to provide for the high volume manufacturing required for multiple AERx products, if such products are successfully developed. Although the Company is working with contract manufacturers that are experienced in medical device manufacturing, there can be no assurance that the Company will be able to complete the scale-up process in a timely manner or that significant problems will not be discovered during the scale-up process.

      Although the majority of the materials to be used in Aradigm's potential products are readily available from multiple sources, certain materials, including the ASICs, microprocessors, plastics and plastic laminates, are or will be available initially only from single sources. While the Company has contingency plans for alternate suppliers, there can be no assurance that the Company could find alternate manufacturers for such components. Even if new suppliers are secured, there can be no assurance that this would not significantly reduce the Company's ability to supply product during any transition.

Competition

     The Company faces intense competition. Several companies are developing and marketing nebulizer, MDI and DPI devices as well as other drug delivery approaches. Aradigm is aware that a number of pharmaceutical and biotechnology companies and research institutions are working on the pulmonary delivery of peptide and protein dry powders. There can be no assurance that competitors will not introduce products or processes competitive with, or superior to, those under development by the Company. The Company faces intense competition to develop a solution to non-invasive delivery from a number of drug delivery and pharmaceutical companies, including: Astra AB, Boehringer Ingelheim, Dura Pharmaceuticals, Inc., Fluid Propulsion Technologies, Inc., Forest Labs, Glaxo Wellcome, Inc., Inhale Therapeutic Systems, Ivax (Norton), Medeva Ltd., Rhone-Poulenc Rorer (Fisons Limited), Schering Plough and 3M. Many of these companies are much larger and have far greater resources than Aradigm. This list includes companies working on developing systems for other non-invasive routes of delivery, such as oral, transdermal and intranasal administration, as well as companies working on pulmonary delivery systems. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication or may offer comparable performance at lower cost, than the Company's pulmonary drug delivery systems under development.

Intellectual Property and Other Proprietary Rights

      The Company's business and competitive position is dependent upon its ability to protect its proprietary technology and avoid infringing the proprietary rights of others.

     The Company relies on patents, patent applications and trade secret law to protect its proprietary technology. As of March 1, 1997 the Company has 19 United States patents and presently has more than 20 United States patent applications pending. There can be no assurance that any of the Company's patent applications will issue or, if issued, will later be found valid if challenged. Further, there can be no assurance that any issued patents, or applications which might later issue as patents, will provide the Company with a degree of market exclusivity sufficient for the Company to compete profitably against its competitors. Patents can not prevent others from developing alternative technologies which are used for aerosolized drug delivery and patent applications do not provide any exclusivity until and if they are issued as a patent. Because the general idea of aerosolized drug delivery is well established, no entity may obtain patent protection covering all forms of aerosolized delivery of all types of drugs. There can be no assurance that others have not independently developed or will not develop devices, components and methods of aerosolized drug delivery, and obtained or will obtain patents on such, which patents could be used to prevent the Company from making, using or selling its patented technology.

      The Company's success will depend on its ability to obtain patents, maintain trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents have been issued to competitors in the field of aerosolized drug delivery. These and other competitors and institutions may have applied for other patents and may obtain additional patents and proprietary rights relating to products or processes similar to those of the Company. The Company may not be able to obtain a license under any such patent and therefore could be prevented from making products or carrying out processes that may be important to the business of the Company.

      The Company has carried out and continues to carry out searches of publications, including patents and scientific papers relating to the business of the Company. These searches are supplemented by searches done by examiners in the United States Patent Office and other patent offices reviewing patent applications of the Company. Many entities are obtaining patents and publishing papers in the field of aerosolized delivery and there can be no assurance that the searches carried out by the Company have found the most relevant publications. Thus, patents may exist which would provide competitors with the ability to prevent the Company from making or selling its products. Further, existing and future patents or other publications may hinder or prevent the Company from obtaining patents or draw into question the validity of patents already issued to the Company.

      The Company's current policy is to file patent applications on what it deems to be important technological developments which might relate to products of the Company or methods of using such products. To date all inventions have originated in the United States and all patent applications were originally filed in the United States. The Company also seeks to protect these inventions through foreign counterpart applications in selected other countries. The Company currently has National Phase applications pending in patent offices outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Further, competitors may have obtained or could later obtain patent protection outside of the United States which would prevent the Company from making, using or selling products or processes of its business in countries other than the United States.

      The Company pursues a policy of having its officers, employees, consultants and advisors execute proprietary information and invention agreements upon commencement of their relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. These agreements also provide that all inventions developed by the individual on behalf of the Company shall be assigned to the Company and that the individual will cooperate with the Company in connection with securing patent protection on the invention if the Company wishes to pursue such protection. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

Government Regulation

      All medical devices and drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The regulatory clearance process is generally lengthy, expensive and uncertain. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), and other federal statutes and regulations, govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket clearance or premarket approval of medical devices and drugs or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

      The FDA and other regulatory agency requirements for manufacturing, product testing and marketing can vary depending upon whether the product is a medical device or a drug. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA, and clearance or approval or other product requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company.

Regulation of Medical Devices

      The Company is required to file a premarket notification ("510(k) notification") submission or premarket approval ("PMA") application or supplement with the FDA before it begins marketing a new medical device or changes or modifies an existing device in a manner that could significantly affect the device's safety or effectiveness or changes the device's intended use.

      The FDA categorizes medical devices into one of three regulatory classifications -- Class I, II or III -- on the basis of controls deemed by the FDA to be necessary reasonably to assure their safety and effectiveness. Generally, Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to the current good manufacturing practice ("cGMP") regulations for medical devices). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed predicate device, are subject to general controls and also require clinical testing to assure safety and effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices.

      If a company can establish that a new device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a preamendment Class III medical device (i.e., a Class III device in commercial distribution prior to enactment of the Medical Device Amendments of 1976) for which the FDA has not called for PMA applications, the company may seek clearance to market the device by filing a 510(k) notification. The 510(k) may need to be supported by appropriate data, including clinical study data, establishing substantial equivalence to the FDA's satisfaction. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

     The Company may not place the device into commercial distribution until an order of substantial equivalence is issued by the FDA. No law or regulation specifies the time by which the FDA must respond to a 510(k)
notification. At this time, the FDA typically responds to a 510(k) notification within 90 to 180 days, although some submissions take considerably longer. An FDA order may declare that the device is substantially equivalent and allow the proposed device to be marketed in the United States. The FDA may determine, however, that the proposed device is not substantially equivalent or may require further information, such as additional test data, before it can make a final determination.

      If a company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the company must seek premarket approval from the FDA through the submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. If human clinical trials are required and the device presents a "significant risk," the company must file an investigational device exemption ("IDE") application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is not disapproved by the FDA, human clinical trials may begin at the specified investigational sites and with the specified number of patients 30 days after the FDA receives the application. Sponsors of clinical trials are permitted to sell study devices, provided compensation does not exceed the cost of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. If the device does not present a significant risk, the study may be conducted under IRB authority as a nonsignificant risk study.

      Following receipt of the PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file" the application. Once the submission is filed, the FDA begins a review of the PMA application. The FDA has 180 days to review a PMA application, although reviews more often occur over a significantly protracted time period, and the FDA generally takes two years or more from the date of filing to complete its review.

      The PMA process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought by other companies have never been approved. Review time is often significantly extended by the FDA, which may require more information or clarification of information provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the cGMP regulations for medical devices prior to approval of the PMA application. If granted, the premarket approval may include significant limitations on the indicated uses for which the product may be marketed, and the agency may require post-marketing studies of the device.

      There can be no assurance that any required FDA or other governmental clearance or approval will be granted, or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products and cause the Company to undertake costly procedures. In addition, the extent of potentially adverse government regulation that might arise from future administrative regulations or policy or from legislation cannot be predicted. Any failure to obtain or delay in obtaining such clearances or approvals could materially and adversely affect the Company's ability to market its proposed products.

      The FDA's Medical Device Reporting regulation requires medical device manufacturers, distributors, and user facilities to provide information to the agency on deaths or serious injuries or illnesses alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death, serious injury or serious illness if the malfunction were to recur. In addition, the FDA prohibits a company from promoting a cleared or approved device for an indication for use not approved by the FDA.

     In May 1996, the Company obtained 510(k) clearance from the FDA for the initial version of its SmartMist Asthma Management System to guide patient self-administration of asthma medications and compile data on drug delivery events and lung function, and the Company expects to complete development and commence marketing of the commercial version of the SmartMist Asthma Management System during 1997. There can be no assurance that the Company will be able to fully develop and market successfully the commercial version of the SmartMist Asthma Management System, or whether changes to the commercial version of the SmartMist Asthma Management System will necessitate the submission of a second 510(k) notice. If the submission of a second 510(k) notice is required, there can be no assurance that clearance can be obtained in a timely manner or at all. Delays in receipt of market clearance or restrictions on the types of asthma drugs with which the SmartMist Asthma Management System can be used or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company.

Regulation of Drugs

      Different types of FDA regulations apply to various drug products, depending upon whether they are marketed only upon the order of a physician (i.e., they are prescription drugs) or over-the-counter, are biological, insulin or antibiotic drugs or are controlled drugs, such as narcotics. Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay the submission or review of an application or require additional expenditures by the Company.

      The activities required before a new drug product may be marketed in the United States includes pre-clinical and clinical testing. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under a series of regulations called the current Good Laboratory Practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

      The preclinical work necessary to administer investigational drugs to human subjects is summarized in an IND application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

      Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed protocol. Each clinical study is conducted under the auspices of an IRB at each of the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects, informed consent requirements and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, at one or more dosage levels, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II clinical trials, in addition to safety, the efficacy of the product is usually evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically disperse sites. All of the phases of clinical studies must be conducted in conformance with FDA's bioresearch monitoring regulations.

      A company seeking FDA approval to market a new drug, including insulin and controlled substances, must file a new drug application ("NDA") with the FDA pursuant to the FDC Act. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging and labeling. Submission of a NDA does not assure FDA approval for marketing. The application review process generally takes several years to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance.

      Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA also may require additional clinical tests (i.e., Phase IV clinical trials) following NDA approval to confirm safety and efficacy.

      In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market. The FDA also requires reporting of certain safety and other information that becomes known to a manufacturer of an approved drug. The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage.

      Among the other requirements for drug product approval is the requirement that the prospective manufacturer conform to the FDA's and cGMP regulations for drugs. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States to assure compliance with applicable cGMP requirements. Failure of the Company to comply with the cGMP regulations or other FDA regulatory requirements could have a material adverse effect on the Company.

      The Company is developing applications of its AERx technology for the delivery of morphine, insulin and lung imaging agents via inhalation. The Company believes that the use of its AERx technology for insulin and morphine delivery via inhalation will be subject to the drug regulations, including conducting clinical studies pursuant to an IND and the submission and approval of an NDA before marketing can occur. If the Company obtains FDA approval to market the AERx Diabetes Management System for the delivery of insulin, each batch of unit-dose insulin-containing packages used in the AERx Diabetes Management System will be subject to the insulin certification requirements.

      The Company has not yet been able to determine whether the AERx Diagnostic Imaging System will be regulated as a device or a drug. In either case, the FDA likely will require substantial clinical data for market clearance or approval under the medical device or drug regulatory framework or both. There can be no assurance that the use of the AERx platform for insulin or lung imaging agent delivery will prove to be viable or that any necessary regulatory clearance approvals will be obtained in a timely manner, if at all.

      The Company also will be subject to certain user fees that the FDA is authorized to collect under the Prescription Drug User Fees Act of 1992 for certain drugs, including insulin and morphine. User fees also pertain to the establishments where the products are made and to the marketed prescription drug products. In addition to these FDA requirements, the Company is subject to foreign regulatory authorities governing clinical trials and drug sales. Unapproved new drugs can be exported from the United States to certain countries for commercialization only after FDA authorization is obtained.

      In addition, due to limited experience with chronic administration of drugs delivered via the lung for systemic effect, the FDA may require clinical data to demonstrate that such chronic administration is safe. There can be no assurance that the Company will be able to present such data in a timely manner, or at all.

Other Regulations

      Products marketed outside the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. The Company also would be subject to foreign regulatory requirements governing clinical trials and medical device and drug product sales if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries usually must be obtained prior to commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

      The Company is subject to numerous federal, state and local laws relating to such matters as controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, the United States Drug Enforcement Agency ("DEA") regulates controlled drug substances, such as morphine and other narcotics. Establishments handling controlled drug substances such as morphine must, for example, be registered and inspected by the DEA, and may be subject to export, import, security and production quota requirements. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

Scientific Advisory Board

   The Company has assembled an International Scientific Advisory Board comprised of scientific and development advisors that provide expertise, on a consulting basis, in the areas of pain management, allergy and immunology, pharmaceutical development and drug delivery, but are employed elsewhere on a full time basis. As a result, they can only spend a limited amount of time on the Company's affairs. The International Scientific Advisory Board assists the Company on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

Name                     Affiliation                     Area of Expertise

Peter Byron, Ph.D        Medical College of Virginia,    Aerosol Science/
                         Virginia Commonwealth           Pharmaceutics
                         University

Michael Cousins, M.D     University of Sydney, Australia Pain Management

Peter Creticos, M.D      The Johns Hopkins University    Allergy/
                         School of Medicine              Immunology/
                                                         Asthma

Stanley S. Davis, Ph.D.  Lord Trent Professor of         Drug Delivery
                         Pharmacy, University of
                         Nottingham

Jeffrey Drazen, M.D.     Harvard University Medical      Pulmonary
                         School                          Medicine

Lorne Eltherington,      Sequoia Hospital                Pain Management
 M.D., Ph.D.

Richard Kitz, M.D        Harvard University Medical      Anesthesiology
                         School, Massachusetts General
                                     Hospital
Lawrence M.              The Johns Hopkins University    Allergy/
 Lichtenstein,           School of Medicine              Immunology
 M.D., Ph.D.

Leigh Thompson, M.D.,    CEO, Profound Quality           Pharmaceutical
 Ph.D.                   Resources, former Chief         Product
                         Scientific Officer, Eli Lilly   Development
                         and Company

Employees

      As of December 31, 1996, the Company had 55 employees, of whom 45 were in product development and 10 were in administration. The Company believes that its future success is dependent on attracting and retaining highly-skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that the Company will continue to be able to attract and retain high-caliber employees. The Company's employees are not represented by any collective bargaining agreement. The Company considers its relations with its employees to be good.

Executive Officers of the Company

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1996:

Name                           Age            Position

Richard P. Thompson            45             President, Chief Executive
                                              Officer and Director

Reid  M. Rubsamen, M.D.        40             Vice President, Medical
                                              Affairs, Secretary and
                                              Director

R. Ray Cummings                40             Vice President, Business
                                              Development

Max   D. Fiore                 41             Vice President, Engineering

Igor Gonda, Ph.D.              49             Vice President, Research &
                                              Development

Mark  A. Olbert                41             Vice President, Finance &
                                              Administration and
                                              Chief Financial Officer

     Richard P. Thompson has been a director of the Company and has served as the Company's President and Chief Executive Officer since 1994 and Chief Financial Officer from April 1996 to December 1996. From 1991 to 1994, he was President of LifeScan, Inc., a Johnson & Johnson Company, a medical device manufacturing and development company. Mr. Thompson was a founder of LifeScan and between 1981 and 1991 he held the positions of Vice President, Operations, and later Vice President, Sales and Marketing, at LifeScan. Mr. Thompson holds a B.S. in biological sciences from the University of California at Irvine and an M.B.A. from California Lutheran College.

      Reid M. Rubsamen, M.D., a founder of the Company, has been a director of the Company and has served as the Company's Vice President of Medical Affairs and Secretary since 1991. Dr. Rubsamen is a Board Certified anesthesiologist having received his medical training at Pacific Medical Center, San Francisco and Massachusetts General Hospital, where in 1989 he served as Chief Resident in Anesthesia. He was also a doctoral candidate in the computer science department at the Massachusetts Institute of Technology, leaving in 1990 to found the Company. Dr. Rubsamen holds an A.B. in biochemistry and computer science from the University of California, Berkeley, and an M.S. in computer science and an M.D. from Stanford University.

      R. Ray Cummings has served as the Company's Vice President of Business Development since 1995. From 1994 to 1995, he served as Vice President, Business Development of Celtrix Pharmaceuticals. From 1992 to 1994, Mr. Cummings was employed as Director, Corporate Licensing of G. D. Searle and Company, a pharmaceutical company. From 1990 to 1992, he was the Director of New Business Development and Licensing of Immunex Corporation, another pharmaceutical company. Mr. Cummings holds a B.S. in biological sciences from Stanford University, an M.S. in biochemistry and molecular biology from Harvard University and an M.B.A. from University of California, Berkeley.

      Max D. Fiore has served as the Company's Vice President of Engineering since 1994. From 1991 to 1994, Mr. Fiore served as Director of Engineering at Lifescan, Inc. From 1990 to 1991, Mr. Fiore was the IMX(TM) Business Unit Research & Development Manager for Abbott Laboratories, a pharmaceuticals and medical device company. Mr. Fiore holds a B.S.E.E. and a B.S. in engineering from Northwestern University and an M.S.E.E. in bio-medical/microprocessor-based instrument design from University of Wisconsin.

      Igor Gonda, Ph.D. has served as the Company's Vice President of Research and Development since 1995. From 1992 to 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc., a pharmaceutical company. Prior to joining Genentech, Inc., Dr. Gonda was a Senior Lecturer in the Department of Pharmacy at University of Sydney, Australia. Dr. Gonda holds a B.Sc. in chemistry and a Ph.D. in physical chemistry from the University of Leeds, United Kingdom.

      Mark A. Olbert joined the Company in late 1996 as Chief Financial Officer and Vice President of Finance and Administration. He was previously with Amgen Inc., where he spent six years in finance operations and was most recently the Director of Mergers & Acquisitions. Prior to Amgen, Mr. Olbert held financial management positions at Ashton-Tate and Atlantic Richfield. Mr. Olbert holds a B.A. in molecular biology from the State University of New York at Buffalo and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Item 2.   PROPERTIES

Aradigm currently leases approximately 22,000 square feet of office space in three buildings in an office park at 26219 Eden Landing Road, Hayward, California. The Company's lease for such office space expires in February 1999. Minimum annual payments under these leases will be approximately $217,000, $144,000 and $70,000 in 1997, 1998 and 1999, respectively. The Company uses this space for general administrative, product development, clinical, manufacturing and research and development purposes. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.   LEGAL PROCEEDINGS

      The Company is not currently a party to any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED   STOCKHOLDER
           MATTERS

MARKET INFORMATION

       The Company's common stock trades on The Nasdaq National Market under the symbol "ARDM". The high and low sales prices (excluding retail markup, markdowns and commissions) for the six months in the period beginning June 20, 1996, the date of the Company's initial public offering, and ending December 31, 1996 are as follows:

                                                  HIGH      LOW
YEAR ENDED DECEMBER 31, 1996
Second quarter (beginning June 20, 1996)       $ 11.250     $ 9.516
Third quarter                                  $ 10.250     $ 7.750
Fourth quarter                                 $ 11.500     $ 9.625

       As of December 31, 1996, there were approximately 189 stockholders of record and approximately 800 beneficial holders of the Company's common stock.

DIVIDEND POLICY

       The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain its capital resources for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

Item 6.                                 SELECTED FINANCIAL DATA

Years Ended December 31,
(In thousands, except per
share amounts)                    1996    1995     1994     1993  1992

Statements of Operations
Data:

Contract and license             $ 730    $ 155   $  125   $ -    $  -
revenues
Operating expenses:
 Research and development        7,981    3,440    2,198     926    435
 General and administrative      2,958    2,334    1,664     741    385
   Total operating expenses     10,939    5,774    3,862   1,667    820
Loss from operations           (10,209)  (5,619)  (3,737) (1,667)  (820)
Interest income                  1,179      206       38      13      8
Interest expense                   (52)     (20)     (34)     (1)   (19)
Net loss                        (9,082)  (5,433)  (3,733) (1,655)  (831)
Net loss per share (1)           (1.22)    (1.06)  (0.48)  (0.23) (1.47)
Shares used in computing
net loss per share (1)           7,442    3,692    3,537   3,468  3,587

Balance Sheet Data:

Cash, cash equivalents and
investments                    $28,534  $12,114   $6,087  $1,932 $1,283
Working capital                 23,486   11,594    5,739   1,781  1,168
Total assets                    30,733   13,306    6,343   2,055  1,367
Deficit accumulated during
development stage              (21,144) (12,069)  (6,636) (2,903)(1,248)
Total shareholders' equity      27,886   12,121    5,960   1,888  1,241


(1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing net loss per share.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Form 10-K. Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described in Part II, under heading "Risk Factors".

Overview

      Since its inception in 1991, Aradigm has been a development stage company engaged in the advancement of pulmonary drug delivery systems. As of December 31, 1996, the Company had an accumulated deficit of $21.1 million. The Company has been unprofitable each year and expects to incur further significant and increasing operating losses over the next several years primarily due to the expansion of research efforts and the establishment of manufacturing capabilities to support clinical trials and, if any of its products are successfully developed and receive necessary regulatory approvals, the commercialization of such products. To date, Aradigm has not sold any products and does not anticipate receiving significant revenue from products in 1997.

Results of Operations

Years Ended December 31, 1996, 1995 and 1994

Contract Revenues. The Company reported revenues from contracts and license fees of $730,000 in 1996 compared to $155,000 in 1995 and $125,000 in 1994.
Included in 1996 revenues was a $500,000 license fee from a human clinical feasibility testing agreement and $230,000 contract research revenues recognized from an agreement that provided for a payment of $260,000 upon execution in December 1995. 1995 revenues were derived entirely from contract research agreements. In 1994, the Company recorded its initial revenues of $125,000 from a feasibility research contract.

Research and Development Expenses. Research and development expenses have increased each year since the Company's inception; these expenses were $8.0 million in 1996 compared to $3.4 million in 1995 and $2.2 million in 1994. Research and development expenses in 1996, 1995 and 1994 represented 73%, 60% and 57%, respectively, of total expenses. Research and development expenses in 1996 increased by 132% over 1995, attributable primarily to increased staffing and costs associated with the expansion of research and development efforts on the AERx system, the initiation of additional clinical testing of the AERx system and the expansion of the SmartMist system program. Research and development expenses in 1995 increased by 57% over 1994, attributable primarily to the expansion of the research and development efforts on the AERx system, which began preliminary clinical testing during the year. The Company expects research and development spending to increase significantly over the next few years as the Company expands its development efforts.

General and Administrative Expenses. General and administrative expenses were $3.0 million in 1996 compared to $2.3 million in 1995 and $1.7 million in 1994. General and administrative expenses increased by 27% in 1996 compared to 1995 and 40% in 1995 compared to 1994, primarily due to increases in staffing, administrative and facilities expenses related to general corporate activities. The Company expects general and administrative costs to continue to increase over the next several years as it expands its operations, increases its efforts to develop collaborative relationships with corporate partners and meets its obligations as a public company.

Interest Income. Interest income increased significantly in 1996 compared to 1995 and 1994, primarily due to increased average cash balances in 1996 compared to 1995 and 1994. The increased average cash balances in 1996 resulted from the sales of preferred stock in December 1995 and common stock in June 1996 in conjunction with the Company's initial public offering.

Interest Expense. Interest expense was $52,000 in 1996 compared to $20,000 in 1995 and $33,000 in 1994. Interest expense increased primarily as a result of higher outstanding capital lease balances in 1996 under the Company's equipment line of credit.

Net Operating Loss Tax Carryforwards. As of December 31, 1996, the Company had federal net operating loss tax carryforwards of approximately $18 million. These carryforwards will expire beginning in the year 2006. Utilization of net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided for by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Liquidity and Capital Resources

      The Company has financed its operations since inception primarily through public and private placements of its capital stock, proceeds from financings of equipment acquisitions, contract revenue and interest earned on investments. As of December 31, 1996, the Company had realized approximately $48.8 million in net proceeds from sales of its capital stock. The Company also has a $1.75 million equipment line of credit, of which $770,000 remains available for purchases through June 1997. As of December 31, 1996, the Company had cash, cash equivalents and investments of approximately $28.5 million.

      Net cash used in operating activities in 1996 was $7.1 million compared to $5.2 million in 1995. The increase resulted primarily from the increase in the net loss of $3.6 million partially offset by an increase in accrued liabilities and accounts payable reduced by a net increase in current assets. Net cash used in operating activities in 1995 increased by $1.8 million compared to 1994 due to the increase in the net loss.

     Net cash used in investing activities in 1996 was $10.8 million compared to $535,000 in 1995. The increase resulted primarily from the Company's net purchase of available-for-sale investments and additional capital expenditures. Net cash used in investing activities in 1995 and 1994 related solely to capital expenditures by the Company.

      Net cash provided by financing activities in 1996 was $24.3 million, primarily as a result of the Company's completion of its initial public offering of common stock, which resulted in net proceeds of $24.6 million. Net cash provided by financing activities for 1995 was $11.7 million, primarily as a result of $11.6 million in net proceeds from the issuance of preferred stock.

      From inception through December 31, 1996, the Company's cash utilized for operating activities totaled approximately $18.4 million. The net cash utilized was approximately $7.1 million in 1996, $5.2 million in 1995 and $3.4 million in 1994 and differed from the Company's net loss in those periods principally as a result of depreciation expense and increases in accounts payable and accrued liabilities. The Company expects that its cash requirements will increase due to expected increases in expenses related to research and development activities, the scale up of manufacturing processes and increases in general and administrative costs. The Company's cash requirements will also be affected by the extent and duration of the foreign and domestic regulatory approval processes for its potential products. Although there can be no assurance that the Company will receive regulatory approval for any of its products, if the Company does so, its cash requirements may increase due to the significant expenses associated with initial commercial production and marketing efforts. These expenses include, but are not limited to, increases in personnel and related costs, capital expenditures, product prototype development expenses and the costs of facilities expansion.

The Company expects that its existing capital resources, existing contract research and development revenue, interest income and equipment financing capability will enable the Company to maintain current and planned operations through the first half of 1998. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials, manufacturing process development in connection with the commercialization of the SmartMist system, and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. The Company has not yet established any corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all. Nor can there be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

Risk Factors

      Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

Early Stage Of Development

      Aradigm, a development stage company incorporated in January 1991, has a limited history of operations and has generated only limited revenues to date, primarily from two short-term research and feasibility agreements and interest income. No revenues have been generated by sales of products or product royalties. The Company has no products other than the initial version of its SmartMist Asthma Management System approved for commercial sale, and all of its potential products are in various stages of research or development. There can be no assurance that the Company's research and development efforts will be successful or that regulatory clearance for the sale of any of its potential products will be obtained or that its potential products can be manufactured at an acceptable cost.

History of Losses; Anticipated Future Losses

      The Company has not been profitable since inception and, through December 31, 1996, had incurred a cumulative deficit of approximately $21.1 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as the Company's research and development efforts, pre-clinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production capabilities.

Uncertainty of Successful Product Development

      The Company's SmartMist and AERx systems are still in the prototype stage and will require further development and regulatory approvals before they can be commercialized. While the Company is developing a commercial version of the SmartMist Asthma Management System that has received 510(k) clearance from the United States Food and Drug Administration ("FDA"), there can be no assurance that such commercial version of the device can be successfully developed or marketed without further design modifications. There also can be no assurance that any such modifications of the approved device will not necessitate the submission of a second 510(k) notice. The Company's AERx platform is at an earlier stage of development than the SmartMist device and is being tested using a clinical bench prototype. The AERx system will require substantial additional development, preclinical and clinical testing and investment. To further develop its AERx system, the Company must address many engineering and design issues, including ensuring that the device has the ability to deliver a consistent and predictable amount of drug into the blood stream and can be manufactured successfully as a hand-held system. No assurance can be made that the Company will be successful in addressing these design, engineering and manufacturing issues. Additionally, the Company may need to formulate and will need to package drugs for delivery by its AERx system. There can be no assurance that the Company will be able to successfully formulate and package such drugs. The Company will need to demonstrate that drugs delivered by its AERx system remain safe and efficacious and that over time and under differing storage conditions, such drugs will not be subject to physical or chemical instability or other problems that would prohibit the AERx system from being a commercially viable product. While development efforts are at different stages for different products, there can be no assurance that the Company will be successful in any of its product development efforts, or that the Company will not abandon some or all of its proposed products. Failure by the Company to successfully develop its potential products in a timely manner could have a material adverse effect on the Company.

Uncertainty Of Successful Product Commercialization

      Even if the Company successfully develops and obtains necessary regulatory approvals for a product, the Company's success in commercializing such product will be dependent upon many factors, including acceptance by health care professionals and patients. Acceptance of the Company's products by health care professionals and patients will largely depend on demonstrating that the Company's products are competitive with alternate delivery systems with respect to safety, efficacy and price. The Company believes that market acceptance of its SmartMist system will depend largely upon health care professionals and third party payors determining that the SmartMist system offers medical and economic benefits over existing asthma therapies. In addition, the SmartMist Asthma Management System, is specifically designed for the canisters currently used by some of the leading manufacturers of MDIs. If, among other things, these manufacturers exit from this business or decide to change the dimensions of their canisters, the Company could be materially and adversely affected. Moreover, MDIs use CFCs, as a propellant for the medication. The Company is aware of initiatives and international agreements to ban CFCs, which if extended to MDIs, could have a material adverse effect on the Company. No assurance can be made that the Company's products will prove competitive or that the Company will be successful in taking products from their current state of development to commercial introduction or success. Failure by the Company to successfully commercialize its potential products in a timely manner would have a material adverse effect on the Company.

Dependence Upon Entering Into Collaborations

      The Company currently lacks the marketing and sales experience, personnel, distribution channels and other infrastructure needed to successfully commercialize the SmartMist Asthma Management System. Through its Respiratory Products Business Unit, the Company is currently establishing such capability. The Company's ability to successfully develop and commercialize products based on its AERx system is largely dependent upon the Company entering into collaborative arrangements with corporate partners willing to make available to the Company resources to assist with such areas as product development, preclinical and clinical trials, regulatory processes, marketing, sales and distribution. In addition, the Company's ability to apply the AERx system to any proprietary drugs, including new drugs, biotechnology drugs or established drugs in proprietary formulations, will depend upon the Company's ability to establish and maintain partnering or collaborative arrangements with the holders of proprietary rights to such drugs. The Company also has no collaborative agreements with corporate partners for products based on its AERx system. There can be no assurance that the Company will enter into such partnering or collaborative arrangements or, even if entered into, that such arrangements will be successful. The failure of the Company to enter into collaborative or partnering arrangements would have a material adverse effect on the Company.

Limited Manufacturing Experience; Risk Of Scale-up Failure

      To date, the Company has manufactured components of its systems under development only on the small scale needed for early stage trials. To achieve the levels of production necessary to support late stage human clinical trials and for commercialization of Aradigm's potential products, the Company will need to scale up its current manufacturing capabilities. Significant additional work must be completed prior to commercialization of the SmartMist Asthma Management System. There can be no assurance such work will be completed successfully. In addition, the Company is in the early stages of scaling-up the production of clinical trial supplies of disposable drug packages for the AERx system. The
Company anticipates making significant expenditures to attempt to provide for the high volume manufacturing required for multiple AERx system products, if such products are successfully developed. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale up or that such scale up can be achieved in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent late stage clinical testing and commercialization of the Company's products. The Company's manufacturing facilities and those of its contract manufacturers will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities will be subject to cGMP requirements of the FDA. There can be no assurance the Company will satisfy such regulatory requirements and any failure to satisfy cGMP and other requirements could have a material adverse effect on the Company.

      The Company has engaged certain contract manufacturers in connection with production of its prototype inhalation devices and the Company intends to use one or more contract manufacturers to produce key components, assemblies and subassemblies for its clinical trials and commercialization. There can be no assurance that Aradigm will be able to enter into or maintain satisfactory contract manufacturing arrangements. Certain components of Aradigm's potential products are or will be available initially only from single sources. While the Company has contingency plans for alternate suppliers, there can be no assurance that the Company could find alternate suppliers for such components. Even if new suppliers are secured, there can be no assurance that this would not significantly reduce or eliminate the Company's ability to supply product during any transition. A delay of or interruption in production could have a material adverse effect on the Company.

Future Capital Needs; Uncertainty Of Additional Funding

      The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products, to establish a late stage clinical and early commercial production facility and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale up of the Company's production technologies, the timing and cost of its late stage clinical and early commercial production facility, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

      The Company will need to raise substantial additional capital to fund its operations. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Dependence Upon Proprietary Technology; Uncertainty Of Patents and Proprietary Technology

      The field of aerosolized drug delivery is crowded and a substantial number of patents have been issued in this field. Competitors and institutions may have applied for other patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Patents or other publications may hinder or prevent the Company from obtaining patent protection being sought or draw into question the validity of patents already issued to the Company. In addition, patents issued to others might provide competitors with the ability to prevent the Company from making its products or carrying out processes necessary for use of its products. The
Company may not be able to obtain a license under any such patent and may thereby be prevented from making products or carrying out processes which are important or essential to the business of the Company. Although issued patents are presumed valid under federal law, none of the patents of the Company has been challenged in litigation. There can be no assurance that any of such patents will be found valid if challenged. There also can be no assurance that any of the applications will issue or if issued will later be found valid if challenged. Further, there can be no assurance that any issued patents or applications which might later issue as patents will provide the Company with a degree of market exclusivity sufficient for the Company to profitably compete against its competitors. Pending United States applications are maintained in secret until they are issued as patents and as such can not be searched by the Company. There may be pending applications which will later issue as patents which will create infringement issues for the Company. Further, patents already issued to the Company or applications of the Company which are pending may become involved in interferences and interferences could be resolved in favor of competitors of the Company and involve the expenditure of substantial financial and human resources of the Company.

     The Company pursues a policy of having its officers, employees, consultants and advisors execute proprietary information and invention agreements upon commencement of their relationships with the Company as officers, employees or consultants, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential, except in specified circumstances. These agreements also provide that all inventions developed by the individual on behalf of the Company shall be assigned to the Company and that the individual will cooperate with the Company in connection with securing patent protection on the invention if the Company wishes to pursue such protection. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information. Violation of such agreements are difficult to police.

Government Regulation; Uncertainty with Preclinical and Clinical Testing

      All medical devices and new drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. Such regulations govern the development, testing, manufacture, labeling, storage, premarket clearance or approval, advertising, promotion, sale and distribution of such products. If medical devices or drug products are marketed abroad, they also are subject to regulation by foreign governments.

      The regulatory process for obtaining FDA premarket clearances or approvals for medical devices and drug products is generally lengthy, expensive and uncertain. Securing FDA marketing clearances and approvals often requires the submission of extensive clinical data and supporting information to the FDA. Product clearances and approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing.

     There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company. Moreover, regulatory clearances or approvals for products such as medical devices and new drugs, even if granted, may include significant limitations on the uses for which such products may be marketed. Certain material changes to medical devices and new drugs also are subject to FDA review and clearance or approval. There can be no assurance that any clearances or approvals that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained. Further, failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of FDA to grant premarket clearance or premarket approval of medical devices and drugs or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

      There can be no assurance that the Company will be able to develop or manufacture a version of the SmartMist Asthma Management System suitable for commercialization. Any changes made to the initial version of the SmartMist
Asthma Management System that has been cleared by the FDA will require the Company to evaluate whether such changes could significantly affect the safety or effectiveness of the device and, therefore, require the submission of a second 510(k) notice. The Company has yet to determine whether changes it may make to the SmartMist Asthma Management System will require the submission of a second 510(k) notice. If the submission of a second 510(k) notice is required, there can be no assurance that clearance can be obtained in a timely manner or at all.

      Before the Company can file for regulatory approvals for the commercial sale of the Company's potential AERx products, the FDA will require extensive preclinical and clinical testing to demonstrate the safety and efficacy of such potential products. To date, the Company has only tested an early prototype bench-mounted version of the AERx Pain Management System with morphine on a limited number of healthy volunteers in Australia and in Phase I clinical trials in the United States. There can be no assurance that the Phase I study results will support additional clinical trials of the AERx system, that the Company will be able to manufacture sufficient quantities of the disposable nozzle packages to support any future clinical trials of the AERx system, or that the design requirements of the AERx system will make it amenable to development beyond the early design stage prototype currently being used. Failure of the Company to progress to Phase II clinical studies or otherwise to advance beyond the current early design stage prototype of the AERx system would have a material adverse effect on the Company.

      The timing of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current trials or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

      The Company also is developing applications of its AERx system for the delivery of insulin and imaging agents via inhalation. These applications are in an early stage of development and the regulatory requirements associated with obtaining the necessary marketing approvals from the FDA and other regulatory agencies are not known. Potentially, the FDA could regulate the lung imaging product as a medical device, as a drug, or as a device/drug combination product. There can be no assurance that these applications of the AERx system will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all. Although the Company believes the data regarding the Company's potential products is encouraging, the results of initial preclinical and clinical testing of the products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. Companies in the medical device, pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.

     In addition, due to limited experience with chronic administration of drugs delivered via the lung for systemic effect, the FDA may require clinical data to demonstrate that such chronic administration is safe. There can be no assurance that the Company will be able to present such data in a timely manner, or at all.

     The FDA and other regulatory agency requirements for manufacturing, product testing and marketing can vary depending upon whether the product is a medical device or a drug. Manufacturers of medical devices and drugs also are required to comply with the applicable FDA and cGMP regulations, which include requirements relating to product testing and quality assurance as well as the corresponding maintenance of records and documentation. There can be no assurance that the Company will be able to comply with the applicable cGMP regulations and other FDA regulatory requirements as it scales up its manufacturing operations. Such failure could have a material adverse effect on the Company.

     Because the Company's AERx Pain Management System clinical studies involves morphine, the Company is registered with the DEA and its facilities are subject to inspection and DEA export, import, security and production quota requirements. There can be no assurance that the Company will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not have a material adverse effect on the Company.

Highly Competitive Markets; Risk of Alternative Therapies

      The medical device, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving and significant developments are expected to continue at a rapid pace. The Company's success will depend on its ability to successfully develop products and technologies for pulmonary drug delivery. If a competing company were to develop or acquire rights to a better pulmonary delivery device, the Company could be materially and adversely affected.

      The Company is in competition with pharmaceutical, biotechnology and drug delivery companies and other entities engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. The Company is aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral, intranasal and transdermal delivery systems and colonic absorption systems. The Company also is aware of other companies currently engaged in the development and commercialization of pulmonary drug delivery systems and enhanced injectable drug delivery systems. Competitors in this field include: Astra AB, Boehringer Ingelheim, Dura Pharmaceuticals, Inc., Fluid Propulsion Technologies, Inc., Forest Labs, Glaxo Wellcome, Inc., Inhale Therapeutic Systems, Ivax (Norton), Medeva Ltd., Rhone-Poulenc Rorer (Fisons Limited), Schering Plough and 3M. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, sales, financial and managerial resources than the Company and represent significant competition for the Company. Acquisitions of competing drug delivery companies by large pharmaceutical companies or partnering arrangements between such companies could enhance competitors' financial, marketing and other resources. The Company's competitors may succeed in developing competing technologies, obtaining FDA approval for products more rapidly than the Company and gaining greater market acceptance of their products than the Company's products. There can be no assurance that developments by others will not render some or all of the Company's proposed products or technologies uncompetitive or obsolete, which could have a material adverse effect on the Company.

Dependence On Key Personnel; Managing Growth

      The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company. In addition, the Company's success will depend upon its ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. The Company faces intense competition in its recruiting activities, and there can be no assurance that the Company will be able to attract or retain qualified personnel. Through at least the end of 1997, the Company expects to experience rapid growth in employee headcount and operations. The Company's expected growth and development and commercialization efforts will require the implementation of improved or new systems for financial control and management. The failure to properly implement such systems and to effectively manage growth could have a material adverse effect on the Company.

Exposure To Product Liability

      The research, development and commercialization of medical devices and therapeutic products entails significant product liability risks. If the Company succeeds in commercializing products using the SmartMist system or the AERx system and if it succeeds in developing additional devices and new products, the use of such products in clinical trials and the commercial sale of such products may expose the Company to liability claims. These claims might be made directly by consumers or by pharmaceutical companies or others selling such products. Companies often address the exposure of such risk by obtaining product liability insurance. Although the Company currently maintains limited product liability insurance, there can be no assurance that the Company will be able to continue to obtain such insurance on acceptable terms in amounts sufficient to protect the Company.

Uncertainty Related To Health Care Reform

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Market forces are expected to demand reduced costs. Aradigm cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

Uncertainty Related to Third-Party Reimbursement

      In both domestic and foreign markets, sales of the Company's potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that any of the Company's potential products will be reimbursable by third parties. In addition, there can be no assurance that the Company's proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable Aradigm to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing and any such changes could further limit reimbursement for medical products and services.

Hazardous Materials

      The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Control By Officers, Directors And Principal Shareholders

      Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 42% of the outstanding shares of Common Stock and are able to significantly influence the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

Possible Volatility of Stock Price

       The market prices for securities of many companies engaged in pharmaceutical development activities historically have been highly volatile. Prices for the Company's Common Stock may be influenced by many factors, including the depth of the market for the Common Stock, investor perception of the Company, fluctuations in the Company's operating results and market conditions relating to the pharmaceutical industry. In addition, announcements of technological innovations or new commercial products by the Company or its competitors, delays in the development or approval of the Company's product candidates, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential developments relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of drug technologies and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the Common Stock. Finally, future sales of substantial amounts of Common Stock by existing stockholders could also adversely affect the prevailing price of the Common Stock.

Potential Adverse Impact Of Shares Eligible For Future Sale

      Sales of shares of Common Stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems desirable. As of January 31, 1997, the Company had approximately 10,214,000 shares of Common Stock outstanding and has reserved approximately 1,379,000 shares of its Common Stock for the exercise of an outstanding warrant and for issuances under its 1996 Stock Option Plan, the 1996 Non-Employee Directors' Stock Option Plan and Employee Stock Purchase Plan

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

       We have audited the accompanying balance sheets of Aradigm Corporation (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for the years then ended and for the period from January 30, 1991 (inception) through December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 1993, were audited by other auditors whose report dated February 22, 1994 expressed an unqualified opinion on those statements. The financial statements for the period from January 30, 1991 (inception) through December 31, 1993 include total revenues and net loss of $0 and $2.9 million, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from January 30, 1991 (inception) through December 31, 1996, insofar as it relates to amounts for periods ended through December 31, 1993, is based solely on the report of other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from January 30, 1991 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.


                                                          ERNST & YOUNG LLP


Palo Alto, California
February 7, 1997



REPORT OF BREGANTE + COMPANY LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

       We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Aradigm Corporation (a company in the development stage) for the year ended December 31, 1993 and for the period from inception (January 30, 1991) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aradigm Corporation for the year ended December 31, 1993 and for the period from inception (January 30, 1991) through December 31, 1993, in conformity with generally accepted accounting principles.


                                                     BREGANTE & COMPANY LLP


San Francisco, California
February 22, 1994







                            Aradigm Corporation
                       (A development stage company)

                              Balance Sheets

                                                  December 31,
                                               1996         1995
   Assets
      Current assets:
        Cash and cash equivalents           $18,553,831  $12,117,355
        Short-term investments                6,977,331          -
        Contract receivable                        -         260,000
        Other current assets                    451,220       74,127
     Total current assets                    25,982,382   12,451,482

   Investments                                3,002,445          -
   Property and equipment, net                1,452,968      636,351
   Notes receivable from officers               219,739      150,444
   Other assets                                  75,657       68,099
       Total assets                         $30,733,191  $13,306,376

   Liabilities and shareholders' equity
   Current liabilities:
        Accounts payable                       $601,230     $174,854
        Accrued clinical and other
         studies                                898,635          -
        Accrued compensation                    279,985      217,643
        Other accrued liabilities               278,985       68,448
        Deferred revenue                        169,500      230,000
        Current portion of capital lease
         obligations                            268,514      167,003
       Total current liabilities              2,496,849      857,948


   Noncurrent portion of capital
     lease obligations                          350,171      327,407

   Commitments and contingencies

   Shareholders' equity:
   Preferred stock, no par value;
      5,000,000 shares authorized
      (10,000,000 in 1995); issued and
      outstanding shares: 1996 - none;             -      24,119,060
      1995 - 5,611,910; aggregate
      liquidation preference of
      $25,284,342 at December 31, 1995
   Common stock, no par value,
      40,000,000 shares authorized
      (20,000,000 in 1995); issued and       49,821,157      267,158
      outstanding shares: 1996 -
      10,214,054; 1995 - 1,327,025
        Notes receivable from
          shareholders                         (482,805)    (196,664)
        Deferred compensation                  (308,239)         -
        Deficit accumulated during the
         development stage                  (21,143,942) (12,068,533)
       Total shareholders' equity            27,886,171   12,121,021
       Total liabilities and
       shareholders' equity                 $30,733,191  $13,306,376

                            Aradigm Corporation
                       (A development stage company)

                         Statements of Operations



                                                                  Period from
                                                                  January 30,
                                                               1991(inception)
                                                                    through
                                    Years ended December 31,      December 31,
                               1996         1995        1994          1996

  Contract and license
   revenues                 $ 730,000     $155,000     $125,000    $1,010,000

  Expenses:
  Research and
      development           7,981,419    3,440,181    2,197,708    15,283,945
  General and
      administrative        2,957,467    2,333,372    1,664,596     8,189,140
     Total expenses        10,938,886    5,773,553    3,862,304    23,473,085

  Loss from operations    (10,208,886)  (5,618,553)  (3,737,304)  (22,463,085)

  Interest income           1,178,800      205,863       38,050     1,443,611
  Interest expense           (52,075)      (20,078)     (33,423)     (131,220)
  Net loss               $(9,082,161)  $(5,432,768) $(3,732,677) $(21,150,694)

  Net loss per share         $ (1.22)     $ (1.47)     $ (1.06)
  Shares used in computing
    net loss per share     7,442,016     3,692,088    3,536,510


                               Aradigm Corporation
                          (A development stage company)

                        Statement of ShareholdersO Equity
       Period from January 30, 1991 (Inception) through December 31, 1996




                                                                Notes
                                                                Receiv-                Deficit
                    Preferred                 Common            able From  Deferred    During the     Share-
                      Stock                    Stock            Share-     Compensa-   Development    holders'
                  Shares     Amount     Share       Amount      holders    tion        Stage          Equity
                                                    <c)

Balances at          -      $    -           -      $   -       $    -     $     -    $      -      $      -
January 30,1991
(inception)

Issuance of
common stock
in exchange for      -           -        805,400      30,270        -           -           -           30,270
equipment and cash
at $0.03 and
$0.05 per share,
respectively

Issuance of Series
A convertible     149,594      99,730        -           -           -           -           -           99,730
preferred stock
for cash at $0.67
per share

Net loss             -           -           -           -           -           -       (416,551)     (416,551)

Balances at       149,594      99,730     805,400      30,270        -           -       (416,551)     (286,551)
December 31,
1991

Issuance of
common stock and     -           -         97,500       5,625        -           -            -           5,625
for cash at $0.05
and $0.10
 per share

Issuance of
Series A
convertible         49,998      33,332         -           -         -           -            -          33,332
preferred stock
for cash and in
exchange for
debt at
$0.67 per share

Issuance of Series
B convertible
preferred stock for
cash and in
exchange for debt  803,441   2,320,862         -           -         -            -             -       2,320,862
at $2.90 per share,
net of issuance
costs of $9,129

Net loss              -            -           -           -         -            -          (831,928)   (831,928)

Balances at      1,003,033    2,453,924     902,900      35,895      -            -        (1,248,479)  1,241,340
December 31,
1992

Issuance of
Series C
convertible
preferred
stock for cash
and in exchange     45,831    2,308,331         -           -        -           -              -      2,308,331
for debt at $3.60
per share, net
of issuance costs
of $16,673

Repurchase of
common stock at       -            -        (197,221)     (6,574)     -           -             -          (6,574)
$0.03 per share

Net loss             -            -            -           -          -           -       (1,654,609)   (1,654,609)

Balances at     1,648,864    4,762,255      705,679      29,321       -           -       (2,903,088)    1,888,488
December 31,
1993

Issuance of
common stock         -            -         231,000      84,700    (84,700)       -             -             -
in exchange
for notes receivable
at $0.37 per
share

Repayment of         -            -            -           -           220        -             -              220
notes receivable

Issuance of
Series D
convertible
preferred
stock for cash
and in          1,854,594    7,803,638         -           -          -           -             -        7,803,638
exchange for
debt plus
accrued
interest  at
$4.23 per share,
net of issuance
costs of
$35,195

Net loss             -            -            -           -         -            -       (3,732,677)   (3,732,677)

Balances at     3,503,458   12,565,893      936,679     114,021    (84,480)       -       (6,635,765)    5,959,669
December 31,
1994

Issuance of
common stock
in exchange          -            -         397,375     155,714   (142,544)       -             -           13,170
exchange for
cash and a
note receiv-
able at
prices from
$0.33 to $0.43
per share

Repurchase of
common stock at      -             -         (7,029)     (2,577)     2,577        -             -             -
$0.37 per share

Repayments of        -            -            -           -       27,783        -             -           27,783
notes receivable

Issuance of
Series E
convertible     2,108,452    11,553,167         -           -         -           -             -       11,553,167
preferred
stock for
cash at $5.50
per share,
net of issuance
costs of $43,347

Net loss             -             -            -           -         -           -        5,432,768)   (5,432,768)

Balances at     5,611,910    24,119,060    1,327,025     267,158  (196,664)       -      (12,068,533)   12,121,021
December 31,
1995

Issuance of
common stock in
exchange for         -             -         662,629     349,647  (287,330)       -             -           62,317
cash and notes
receivable at
prices from
$0.10 to $5.33
per share

Repurchase of       -             -           (2,766)     (1,189)    1,189        -             -             -
common stock at
$0.43 per share

Issuance of
common stock   (5,611,910) (24,119,060)     5,727,166   24,119,060      -         -             -             -
upon conversion
of preferred
stock and
warrants, net

Issuance of
common stock in
exchange for        -             -         2,500,000   24,591,588      -         -             -       24,591,588
cash at $11.00
per share , net
of issuance
costs of
$983,412

Deferred            -             -             -          494,893      -       (494,893)        -             -
compensation

Amortization
of deferred         -             -             -            -          -        186,654          -         186,654
deferred
compensation

Net change in       -             -            -             -          -            -           6,752        6,752
unrealized gain
(loss) on
available-for
sale investments

Net loss            -             -            -             -          -            -      (9,082,161)   (9,082,161)

Balances at         -             -     $10,214,054   $49,821,157 $(482,802)    $(308,239) $(21,143,942)  $27,886,171
December 31, 1996


                               Aradigm Corporation
                          (A development stage company)

                            Statements of Cash Flows

                                                                              Period from
                                                                              January 30,
                                                                                1991
                                           Years ended December 31,          (inception)
                                                                              through
                                                                              December 31
                                                                                              ,
                                         1996        1995         1994             1996

Cash flows used in
operating activities

Net loss                           $(9,082,161)  $(5,432,768)  $(3,732,677)   $(21,150,694)

Adjustments to reconcile
net loss to net cash used
in operating activities:

Depreciation and                       389,703       192,495        87,678         719,459
amortization

Amortization of deferred               186,654          -             -            186,654
compensation

Accrued interest on note                  -             -           32,622          32,622
exchanged for preferred
stock

Loss on disposal of                       -           18,467           -            37,666
property and equipment

Loss on sale-leaseback                    -           95,294           -            95,294
transaction

Changes in operating
assets and liabilities:

Contract receivable                    260,000      (260,000)          -             -
Other current assets                  (377,093)      (38,334)       (20,237)     (451,220)
Other assets                            (7,558)      (59,779)        (5,520)      (75,657)
Accounts payable                       426,376       (41,145)        87,824       601,230
Accrued liabilities                  1,171,514       118,262        129,103     1,457,605
Deferred revenue                       (60,500)      230,000           -          169,500

Net cash used in                    (7,093,065)   (5,177,508)    (3,421,207)  (18,377,541)
operating activities

Cash flows used in
investing activities

Capital expenditures                  (811,583)     (535,230)      (195,077)   (1,695,744)

Purchases of available            (190,666,647)         -              -     (190,666,647)
for sale investments

Proceeds from maturities of        180,693,623          -              -      180,693,623
available for sale
investments

Net cash used in                   (10,784,607)     (535,230)      (195,077)  (11,668,768)
investing activities

Cash flows provided by
financing activities

Proceeds from issuance of                 -             -         1,500,000     2,111,395
notes payable to
shareholders

Repayment of notes payable                -             -              -         (298,972)
to shareholders

Proceeds from issuance of                 -       11,553,167      6,271,016    22,274,014
preferred stock

Proceeds from issuance of           24,653,905        40,953            220    24,710,973
common stock, net

Repurchase of common stock                -             -              -           (6,574)

Proceeds from sale of
equipment in sale-                        -          389,621           -          389,621
leaseback transaction

Notes receivable from                  (69,295)     (150,444)          -         (219,739)
officers

Payments on lease                     (270,462)      (90,116)          -         (360,578)
obligations

Net cash provided by                24,314,148    11,743,181      7,771,236    48,600,140
financing activities

Net increase in cash and             6,436,476     6,030,443      4,154,952    18,553,831
cash equivalents

Cash and cash equivalents           12,117,355     6,086,912      1,931,960          -
at beginning of period

Cash and cash equivalents         $ 18,553,831   $12,117,355     $6,086,912   $18,553,831
at end of period

Supplemental investing
and financing activities

Common stock issued in            $       -      $      -        $     -      $    20,000
exchange for equipment

Common stock issued in            $    286,141   $   142,544     $   84,700   $   513,385
exchange for notes
receivable

Preferred stock issued in         $       -      $      -        $1,500,000   $ 1,812,423
exchange for debt

Acquisition of equipment          $    394,737   $   584,526     $     -      $   979,263
under capital leases

1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business
Aradigm Corporation (the OCompanyO) was incorporated in the State of California on JanuaryE30, 1991. Since inception, the Company has been engaged in the development of non-invasive pulmonary drug delivery products. The CompanyOs principal activities to date have been conducting research and development, recruiting personnel, focusing on business development, raising capital and acquiring assets. Accordingly, it is considered a development stage company.

Basis of Presentation
The Company expects increasing losses over the next several years as development efforts continue. Management plans to continue to finance the Company primarily through issuances of equity securities, research and development contract revenue, capital lease financing, and in the longer term, revenue from product sales. If the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or re-evaluate operating plans.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation and Amortization
The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets, generally four to seven years. Machinery and equipment acquired under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the remaining term of the lease.

Revenue Recognition
Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue ratably under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. Non-refundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received.

Net Loss Per Share
Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the Company's June 20, 1996 initial public offering price during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods through the offering (using the treasury stock method and the initial public offering price).

As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through June 20, 1996, but is excluded from the calculation after that date. The following pro forma per share data is provided to show the calculation on a consistent basis for 1996 and 1995. It has been computed as described above, but includes the retroactive effect from the date of issuance of the conversion of convertible preferred stock to common shares upon the closing of the Company's initial public offering.

Per share information calculated on the above basis is as follows:

                                 Years ended December 31,
                                    1996        1995

Pro forma net loss pershare        $(1.02)     $(0.76)

Shares used in computing
pro forma net loss per share      8,917,246    7,195,556


2. Financial Instruments

Cash Equivalents and Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper, corporate master notes, and market auction preferreds. The Company's short-term investments consist of corporate notes with maturities ranging from 3 to 12 months. Other investments consist of corporate notes with maturities greater than 12 months.

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in the statement of shareholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

The following summarizes available-for-sale investment at December 31, 1996:

                                             Estimated Fair Value
                                             December 31, 1996
Cash and cash equivalents:
  Money market fund                           $  17,036
  Commercial paper                           16,938,517
  Market auction preferreds                   1,100,000
                                            $18,055,553

Short-term investments:
  Corporate notes                            $6,977,331

Investments:
  Corporate notes                            $3,002,445

As of December 31, 1996, the difference between the estimated fair value and the amortized cost of available-for-sale securities was immaterial, the average portfolio duration was approximately four months, and the contractual maturity of any single investment did not exceed 17 months.

3. Property and Equipment

Property and equipment is comprised of the following:
                                             December 31,
                                           1996        1995

Machinery and equipment                 $600,668     $340,469
Furniture and fixtures                   272,384      153,992
Lab equipment                            594,168      222,845
Computer equipment and software          495,700      240,725
Leasehold improvements                   201,431         -
                                       2,164,351      958,031
Less accumulated depreciation and       (711,383)    (321,680)
amortization
                                      $1,452,968     $636,351

Property and equipment at December 31, 1996 includes assets under capitalized leases of approximately $980,000 ($585,000 in 1995). Accumulated amortization related to leased assets was approximately $344,000 at December 31, 1996 ($99,000 in 1995).

4. Leases and Commitments

In June 1995, as part of a sale-leaseback transaction, the Company entered into a $1,750,000 capital lease line of credit for financing of equipment. At December 31, 1996 and 1995 approximately $770,000 and $1,165,000, respectively, was available under the lease line of credit arrangement. The drawdown period under the lease line of credit expires in June 1997. Amounts borrowed under the line of credit bear interest at 10.4% and are collateralized by the equipment purchased. Under the terms of the lease agreement, the Company will have the option to purchase the leased equipment at a negotiated price at the end of the 42-month lease term.

Future minimum lease payments under operating and capital leases at December 31, 1996 are as follows:
                                           Operating   Capital
                                           Leases      Leases
Years ending December 31:
1997                                       $217,278    $319,052
1998                                        143,652     324,552
1999                                         70,485     114,866
2000                                           -          4,614
Total minimum lease payments               $431,415     763,084
Less amount representing interest                      (144,399)
Present value of future lease payments                  618,685
Current portion of capital lease
obligations                                            (268,514)
Noncurrent portion of capital lease
 obligations                                          $ 350,171

The Company occupies three facilities under operating leases. Rent expense under these operating leases totaled $197,341, $76,320 and $61,357 for the years ended December 31, 1996, 1995 and 1994, respectively, and $417,127 for the period from inception (January 30, 1991) through December 31, 1996.

5. Shareholders Equity

Capital Stock
On June 20, 1996, the Company completed the initial public offering of its common stock. The Company issued 2,500,000 shares for net proceeds of $24,591,588. Prior to the closing of the initial public offering, the Company effected a three-for-two split of its outstanding capital stock. Concurrent with the closing of the initial public offering, previously outstanding shares of Series A, B, C, D and E preferred stock were converted into 5,611,911 shares of common stock. All share and per share data in the accompanying financial statements has been adjusted retroactively to give effect to the stock split.

Stock Warrants
In June 1995, in connection with a master lease agreement, the Company issued a warrant that entitles the holder to purchase 37,500 shares of common stock at an exercise price of $4.23 per share. This warrant is exercisable through June 20, 1998.

In June 1996, in connection with the closing of the Company's initial public offering, warrants to purchase convertible preferred stock were automatically converted and exercised for 115,256 shares of common stock.

At December 31, 1996, the Company has reserved 37,500 shares of its common stock for issuance upon exercise of common stock warrants. No amounts have been recorded for the above warrant issuances as the amounts were determined to be immaterial at the time of issuance.

1996 Equity Incentive Plan
In April 1996 the Company's board of directors adopted and the Company's shareholders approved the 1996 Equity Incentive Plan (the "Plan"), which amended and restated the 1992 Stock Option Plan. Options granted under this Plan may be either incentive or nonstatutory stock options. At December 31, 1996 the Company had authorized 1,980,000 shares of common stock for issuance under the Plan. Options granted under the Plan expire no later than ten years from the date of grant. For incentive and nonstatutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the board of directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exerciseable more than five years after the date of grant.

Options granted under the 1996 Equity Incentive Plan are immediately exercisable and generally vest over a period of four years from the date of grant. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 1996 and 1995, notes receivable from shareholders of $482,805 and $196,664, respectively, were outstanding. These notes generally bear interest at 6% and are due and payable in regular installments over a five year period. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. During 1996, the Company granted options to purchase 523,520 shares of common stock of which 183,809, with a weighted average fair value of $1.28, were exercised and are subject to repurchase. In 1996 and 1995, the Company repurchased 2,766 and 7,029 shares, respectively, in accordance with these agreements. As of December 31, 1996, 411,156 shares of the Company's common stock remained subject to repurchase and 966,495 shares were reserved for issuance upon exercise of options.

The following is a summary of activity under the Plan:

                                       Options Outstanding
                      Shares                                 Weighted
                      Available                              Average
                      for Grant    Number of    Price Per    Exercise
                      of Options    Shares      Share        Price

Balance at December
 31, 1993              300,000      285,000    $0.10-$0.33   $0.24
   Shares authorized   225,000         -       $    -        $ -
   Shares granted     (254,175)     254,175    $0.10-$0.37   $0.36
Balance at December
 31, 1994              270,825      539,175    $0.10-$0.37   $0.29
   Shares authorized   150,000         -       $    -        $ -
   Shares granted     (290,550)     290,550    $0.33-$0.43   $0.43
   Shares exercised      -         (335,876)   $0.33-$0.43   $0.38
   Shares forfeited     41,607      (41,607)   $0.33-$0.43   $0.39
Balance at December
 31, 1995              171,882      452,242    $0.10-$0.43   $0.30
   Shares authorized 1,005,000         -       $    -        $ -
   Shares granted     (523,520)     523,520    $0.57-$9.88   $3.66
   Shares exercised       -        (662,629)   $0.10-$5.33   $0.53
Balance at December
 31, 1996              653,362      313,133    $0.10-$9.88   $5.45


                          Options Outstanding and Exercisable
                                 Weighted
                                 Average      Weighted Average
                                 Exercise     Remaining Contractual
Exercise Price        Number     Price        Life(in years)
Range
$0.10-$2.00           69,033               $0.46                  7.62
$4.00-$5.67          156,600               $5.23                  9.40
$9.75-$9.88           87,500               $9.79                  9.83
$0.10-$9.88          313,133               $5.45                  9.12

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option pricing valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate ranging from 5.1%-6.6% and 5.5%-7.9% for the years ending December 31, 1996 and 1995, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 0.7; and a weighted average expected option life of four years. Options granted prior to the Company's initial public offering in June 1996 have a volatility factor of 0.0.

The Company has recorded deferred compensation of approximately $495,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 48-month period. Deferred compensation expense recognized in the period ended December 31, 1996 was approximately $187,000. The weighted average fair value of options granted during 1996 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $2.15. The weighted average fair value of options granted during 1996 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $5.60.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Pro forma information on the above basis is as follows:

                                  Year ended December 31,
                                      1996             1995
Pro forma net loss                 $(9,117,000)     $(5,437,000)
Net loss - as reported             $(9,082,000)     $(5,433,000)

Pro forma net loss per share       $ (1.23)        $ (1.47)
Net loss per share - as reported   $ (1.22)        $ (1.47)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1996 reflects compensation expense for two years' vesting, while the year ending December 31, 1997 will reflect compensation expense for three years' vesting of outstanding stock options.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "Purchase Plan") 150,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. No shares have been issued under the Purchase Plan as of December 31, 1996.

1996 Non-Employee Directors' Stock Option Plan
The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") authorizes the grant of 225,000 options for the Company's common stock. No options have been granted under the Directors' Plan as of December 31, 1996.

6. Collaborative Agreements

In December 1996, the Company entered into a feasibility agreement with a
pharmaceutical  company  to  determine  the  feasibility  of  using   the
Company's AERx(TM) Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provides for a $169,500 research and development payment and a $237,500 payment upon acceptance by the
pharmaceutical  company  of certain specified deliverables.   Under  this
agreement, no revenues were recognized as no work was performed in 1996.

In December 1995, the Company entered into a feasibility agreement with a
pharmaceutical  company  to  determine  the  feasibility  of  using   the
Company's AERx(TM) Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provided for a $260,000 research and
development  payment.   Under this agreement,  revenues  of  $30,000  and
$230,000  were  recognized in 1995 and 1996, respectively.   In  November
1996,  the  Company  entered  into  a  second  such  agreement  with  the
pharmaceutical  company  that  provided  for  a  $140,000  research   and
development payment. Costs associated with research and development activities attributable to these agreements are expected to approximate
the  revenues  recognized.   The  agreement  also  provided  for  a  non-
refundable license fee of $500,000 upon execution of the agreement, which was recognized as revenue in 1996.

In January 1994, the Company entered into a collaborative development agreement with a pharmaceutical company to develop a modified version of the SmartMist system and to conduct certain performance studies. The agreement provided for a $125,000 research and development payment and a payment of $125,000 upon acceptance by the pharmaceutical company of certain specified deliverables. Costs associated with research and development activities attributable to this agreement approximated the revenues recognized. Under this agreement, revenues of $125,000 were recognized in both 1994 and 1995.

7. Related Party Transactions

At DecemberE31, 1996, the Company holds notes receivable totaling $219,739 from officers of the Company. Included therein is a $53,254 promissory note bearing interest at 6% per annum, due and payable on FebruaryE7, 2001, and collateralized by certain personal assets of the officer and a $90,000 full recourse promissory note bearing no interest and due and payable on SeptemberE18, 1998.

At DecemberE31, 1996, the fair value of these notes is not materially different from their carrying values. The fair values were estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and to borrowers of similar credit quality.

8. Income Taxes

The Company uses the liability method to account for income taxes as required by Statement of Financial Accounting Standards No.E109, OAccounting for Income Taxes.O Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.

Significant  components  of  the  CompanyOs  deferred  tax   assets   (in
thousands) are as follows:

                              December 31,

                            1996       1995



Net operating loss carry    $7,336    $4,520
 forward

Research and development
credit carryforward            851       476


Other                          611        51

Gross deferred tax           8,798     5,047
assets

Valuation allowance         (8,798)   (5,047)

Net deferred tax assets     $   -     $  -

The valuation allowance increased by $3,751,000 and $2,203,000 in 1996 and 1995, respectively.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $18,000,000 for federal income tax purposes expiring in the years 2006 through 2011 and net operating losses for state income tax purposes of $17,000,000 expiring in the years 1997 through 2001. At
December 31, 1996, the Company had research and development credit carryforwards for federal income tax purposes of approximately $600,000, which expire in the years 2006 through 2011.

Because of the change in ownership provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      At a meeting held on March 14, 1995, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1994. Prior to the engagement of Ernst & Young LLP, Bregante + Company LLP served as independent auditors of the Company. The Audit Committee of the Board of Directors approved the change in auditors on that date.

      The report of Bregante + Company LLP on the company's financial statements for the year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

      In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1993, there were no disagreements with Bregante + Company LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Bregante + Company LLP, would have caused Bregante + Company LLP to make reference to the matter in their report.


                           PART III.


Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

       The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned
"Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 20, 1997, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

       The information required by this Item concerning the Company's executive offices is set forth in Part I of this Report.


Item 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference
from   the   section  captioned  "Certain  Transactions"  and  "Executive
Compensation" contained in the Proxy Statement.




                            PART IV


Item 14.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)Financial Statements.
      Included in Part II of this Report:         Page in Form 10-K

     Report of Ernst & Young LLP, Independent Auditors          35

     Report of Bregante + Company LLP, Independent Auditors     36

     Balance Sheets December 31, 1996 and 1995                  37

     Statements of Operations Years ended December 31, 1996,
     1995, and 1994                                             38

     Statements of Shareholders' Equity Years ended
     December 31, 1996, 1995 and 1994                           39

     Statements of Cash Flows Years ended December 31, 1996,
     1995 and 1994                                              41

     Notes to Financial Statements                              42

  (2) Financial Statement Schedules.
      None.

  (3) Exhibits.
      3.1 (1) Amended and Restated Articles of Incorporation of the
               Company.
      3.2 (1) Bylaws of the Company
      4.1     Reference is made to Exhibits 3.1 and 3.2
      4.2 (1) Specimen stock certificate
      4.3 (1) Amended and Restated Investor Rights Agreement, dated December 22, 1995, among the Company and certain of its shareholders
      10.1 (1) (2) Form of Indemnity Agreement between the Registrant and each of its directors and officers
      10.2 (1) (2) The Company's Equity Incentive Plan, as amended (the "Equity Incentive Plan")
      10.3 (1) (2) Form of the Company's Incentive Stock Option
               Agreement under the Equity Incentive Plan
      10.4 (1) (2) Form of the Company's Nonstatutory Stock Option
               Agreement under the Equity Incentive Plan
      10.5 (1) (2) Form of the Company's Non-Employee Directors' Stock
               Option Plan
      10.6 (1) (2) Form of the Company's Nonstatutory Stock Option Agreement under the Non-Employee Directors' Stock Option Plan
      10.7 (1) (2) Form of the Company's Employee Stock Purchase Plan
      10.8 (1) (2) Form of the Company's Employee Stock Purchase Plan Offering Document
      10.9 (1)Lease Agreement for the property located at 26219 Eden Landing Road, Hayward, California, dated November 1992 and amended November 29, 1994, between the Company and Hayward Point Eden I Limited Partnership
      10.10 (1)    Lease Agreement for the property located at 26224
               Executive Place, Hayward, California, dated November 29, 1994 and amended January 30, 1995, between the Company and Hayward Point Eden I Limited Partnership
      10.11 (1)    Lease Agreement for the property located at 3930
               Point Eden Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited Partnership
      10.12 (1) (2)Stock Purchase Agreement and related agreements, including Promissory Note, dated May 19, 1994, between the Company and Richard P. Thompson
      10.13 (1) (2)Stock Purchase Agreement and related agreements, including Promissory Note, dated May 23, 1995, between the Company and R. Ray Cummings
      10.14 (1) (2)Note Agreement and Promissory Note Secured by Deed of Trust, dated May 1, 1995, between the Company and R. Ray Cummings
      10.15 (1) (2)Promissory Note, dated October 26, 1995, between the Company and Igor Gonda
      10.16 (1) (2)Promissory Note, dated December 27, 1995, between the Company and Igor Gonda
      10.17 (1)    Master Lease Agreement and Warrant, between the
               Company and Comdisco, Inc., dated June 9, 1995
      11.1 Statement regarding computation of pro forma per share loss. Reference is made to page 56.
      23.1 Consent of Ernst & Young L.L.P., Independent Auditors. Reference is made to page 57.
      23.2    Consent of Bregante + Company L.L.P., Independent
               Auditors.  Reference is made to page 58.
      24.1    Power of Attorney.  Reference is made to page 54.

(b)       Reports on Form 8-K.
          None filed.

(c)       Index to Exhibits.
          See Exhibits listed under Item 14 (a) (3)

(d)       Financial Statement Schedules.
          None.


(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement (No. 333-4236), as amended.
(2) Represents a management contract or compensatory plan or arrangement.


                          SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 27th day of March, 1997.


                              ARADIGM CORPORATION

                              By    /s/
                              Richard P. Thompson
                              President and Chief Executive Officer


                       POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Richard P. Thompson and Reid M. Rubsamen, M.D., and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities an Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

   IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature             Title                                 Date

/s/                   President, Chief Executive Officer    March 27,1997
Richard P. Thompson   and Director (Principal Executive
                      Officer)


/s/                   Vice President, Finance and           March 27,1997
Mark A. Olbert        Administration and Chief
                      Financial Officer (Principal
                      Financial and Accounting Officer)


/s/                   Vice President, Medical               March 27,1997
Reid M. Rubsamen, M.D Affairs, Secretary and
                      Director



/s/                   Chairman of the Board of              March 27,1997
Lester John Lloyd     Directors


/s/                   Director                              March 27,1997
Jared A. Anderson, Ph.D.


/s/                   Director                              March 27,1997
Ross A. Jaffe, M.D.


/s/                   Director                              March 27,1997
Burton J. McMurtry, Ph.D.


/s/                   Director                              March 27,1997
Gordon W. Russell


/s/                   Director                              March 27,1997
Fred E. Silverstein, M.D.


/s/                   Director                              March 27,1997
Virgil D. Thompson




                                                             EXHIBIT 11.1



                      ARADIGM CORPORATION
     STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE



                                   Twelve Months Ended December 31,
                                1996         1995         1994

Net loss                        $(9,082,161) $(5,432,768) $(3,732,677)


Shares used in calculation of
net loss per share:

  Weighted average Common       6,098,038    1,004,133         848,555
shares outstanding
  Shares related to SAB         1,343,978    2,687,955       2,687,955
Nos. 55, 64, and 83
  Shares used in computing      7,442,016    3,692,088       3,536,510
net loss per share

Net loss per share             $   (1.22)   $   (1.47)        $  (1.06)



Shares used in calculation of
supplemental net loss per share:

Shares used in computing      7,442,016                    3,692,088
 net loss per share
Adjusted to reflect effect
 of assumed conversion
 of preferred stock from      1,475,230                    3,503,468
 date of issuance
Shares used in computing
 supplemental net
 loss per share               8,917,246                    7,195,556

Supplemental net loss per    $   (1.02)                   $     (.76)
share

















                                                             EXHIBIT 23.1



      CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-15947 pertaining to the 1996 Equity Incentive Plan of Aradigm Corporation, the Employee Stock Purchase Plan of Aradigm Corporation, and the Non-Employee Directors' Stock Option Plan of Aradigm Corporation of our report dated February 7, 1997, with respect to the financial statements of Aradigm Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                                  ERNST & YOUNG

Palo Alto, California
March 27, 1997


                                                             EXHIBIT 23.2


      CONSENT OF BREGANTE + COMPANY, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-15947 pertaining to the 1996 Equity Incentive Plan of Aradigm Corporation, the Employee Stock Purchase Plan of Aradigm Corporation, and the Non-Employee Directors' Stock Option Plan of Aradigm Corporation of our report dated February 22, 1994, with respect to the financial statements of Aradigm Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                           BREGANTE + COMPANY LLP

San Francisco, California
March 27, 1997