Form 10-K/A
period 1996-12-31
ARADIGM CORP
filed 1997-03-28
CIK 1013238

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

       We have audited the accompanying balance sheets of Aradigm Corporation (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and for the period from January 30, 1991 (inception) through December 31, 1996. These financial
statements are the responsibility of the  Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 1993 and for the period from January 30, 1991 (inception) through December 31, 1993, were audited by other auditors whose report dated February 22, 1994 expressed an unqualified opinion on those statements. The financial statements for the period from January 30, 1991 (inception) through December 31, 1993 include total revenues and net loss of $0 and $2.9 million, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from January 30, 1991 (inception) through December 31, 1996, insofar as it relates to amounts for periods ended through December 31, 1993, is based solely on the report of other auditors.

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


                                                          ERNST & YOUNG LLP


Palo Alto, California
February 7, 1997



REPORT OF BREGANTE + COMPANY LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

       We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Aradigm Corporation (a company in the development stage) for the year ended December 31, 1993 and for the period from inception (January 30, 1991) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/                   Director                              March 27,1997
Burton J. McMurtry, Ph.D.


/s/                   Director                              March 27,1997
Gordon W. Russell


/s/                   Director                              March 27,1997
Fred E. Silverstein, M.D.


/s/                   Director                              March 27,1997
Virgil D. Thompson




                                                             EXHIBIT 11.1



                      ARADIGM CORPORATION
     STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE



                                   Twelve Months Ended December 31,
                                1996         1995         1994

Net loss                        $(9,082,161) $(5,432,768) $(3,732,677)


Shares used in calculation of
net loss per share:

  Weighted average Common       6,098,038    1,004,133         848,555
shares outstanding
  Shares related to SAB         1,343,978    2,687,955       2,687,955
Nos. 55, 64, and 83
  Shares used in computing      7,442,016    3,692,088       3,536,510
net loss per share

Net loss per share             $   (1.22)   $   (1.47)        $  (1.06)



Shares used in calculation of
pro forma net loss per share:

Shares used in computing      7,442,016                    3,692,088
 net loss per share
Adjusted to reflect effect
 of assumed conversion
 of preferred stock from      1,475,230                    3,503,468
 date of issuance
Shares used in computing
 pro forma net
 loss per share               8,917,246                    7,195,556

Pro forma net loss per    $   (1.02)                   $     (.76)
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