Form 10-K/A
period 1996-12-31
ARADIGM CORP
filed 1997-05-08
CIK 1013238

United States
                    Securities and Exchange Commission
                           Washington D.C. 20549

                                 FORM 10-K
                                Amendment 1

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


                          SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 8th day of May, 1997.


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