Form 10-Q
period 1997-03-31
ARADIGM CORP
filed 1997-05-13
CIK 1013238

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                             OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Number 0-28402

                     ARADIGM CORPORATION
   (Exact name of registrant as specified in its charter)

          California                    94-3133088
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


         26219 Eden Landing Road, Hayward, CA  94545
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

Common Stock, no par value    10,199,617 shares
          (Class)             (Outstanding at April 4, 1997)


                     ARADIGM CORPORATION


                            INDEX

                PART I. FINANCIAL INFORMATION


  ITEM 1.   FINANCIAL STATEMENTS               Page No.

  Statements of Operations (Unaudited)

       Three months ended March 31, 1997 and
       1996 and period from January 30, 1991
       (inception) through March 31, 1997          3

  Balance Sheets

       March 31, 1997 (Unaudited) and December     4
       31, 1996

  Statements of Cash Flows (Unaudited)

       Three months ended March 31, 1997 and
       1996 and period from January 30, 1991
       (inception) through March 31, 1997          5


  Notes to Unaudited Financial Statements          6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS                                    8

                 PART II.  OTHER INFORMATION


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K      11

       Signatures                                 12

       Exhibits                                   13
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                               ARADIGM CORPORATION
                          (A development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Period from
                                                    January 30,
                                                        1991
                                                    (inception)
                        Three months ended,           through
                      March 31,       March 31,       March 31,
                         1997           1996             1997
 Contract
 revenues          $    570,017   $     86,250       $1,580,017
 Expenses:
  Research and
  development         2,524,659      1,239,185       17,808,604
  General and
  administrative        914,688        591,143        9,103,828
 Total expenses       3,439,347      1,830,328       26,912,432

 Loss from
 operations          (2,869,330)    (1,744,078)     (25,332,415)

 Interest income        382,110        147,213        1,825,721
 Interest expense       (14,287)       (10,883)        (145,507)
 Net loss           $(2,501,507)   $(1,607,748)    $(23,652,201)

 Net loss per
 share             $   (0.25)       $    (0.40)


 Shares used in
 computation of
 net loss per
 share               10,209,242      4,006,108


                             See accompanying notes.

                     ARADIGM CORPORATION
                (A development stage company)

                       BALANCE SHEETS

                               March 31,     December 31,
                                  1997           1996
  Assets                      (unaudited)
  Current assets:
    Cash and cash             $14,757,036    $18,553,831
    equivalents
    Short-term investments     10,209,306      6,977,331

    Other current assets          844,076        451,220

     Total current assets      25,810,418     25,982,382

  Investments                           -      3,002,445
  Property and equipment,
  net                           1,451,422      1,452,968
  Notes receivable from
  officers                        222,814        219,739
  Other assets                     68,242         75,657

      Total assets            $27,552,896    $30,733,191

  Liabilities and
  shareholders' equity
  Current liabilities:
    Accounts payable            $ 801,111     $  601,230
    Accrued clinical and
    other studies                       -        898,635
    Accrued compensation          550,662        279,985

    Other accrued
    liabilities                    66,180        278,985

    Deferred revenue              156,083        169,500

    Current portion of
    capital lease
    obligations                   268,514        268,514

      Total current
       liabilities              1,842,550      2,496,849

  Noncurrent portion of
  capital lease obligations       274,974        350,171

  Commitments
  Shareholders' equity:
    Preferred stock, no par
     value; 5,000,000 shares
     authorized; none issued
     or outstanding                    -              -
    Common stock, no par
     value, 40,000,000
     shares authorized;
     issued and outstanding
     shares: March 31, 1997-
     10,199,617; December
     31, 1996 - 10,214,054    49,811,777      49,821,157


  Notes receivable from
  shareholders                 (460,544)        (482,805)

  Deferred compensation        (257,021)        (308,239)

  Deficit accumulated during
  development stage         (23,658,840)     (21,143,942)
      Total shareholders'
       equity                25,435,372       27,886,171
      Total liabilities and
       shareholders' equity $27,552,896      $30,733,191



                   See accompanying notes.


                               ARADIGM CORPORATION
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                   Period from
                                                   January 30,
                                                       1991
                       Three months ended          (inception)
                            March 31,                through
                      1997             1996         March 31,
                                                       1997
 Cash flows used
 in operating
 activities
 Net loss         $(2,501,507)     $(1,607,748)   $(23,652,201)
 Adjustments to
 reconcile net
 loss to net
 cash flow used
 in operating
 activities
 Depreciation
 and
 amortization          133,413          81,598          852,872
 Amortization of
 deferred
 compensation           51,218          33,000          237,872
 Accrued
 interest on
 note exchanged
 for preferred
 stock                       -               -           32,622

 Loss on
 disposal of
 property and
 equipment                   -               -           37,666
 Loss on sale-
 leaseback
 transaction                 -               -           95,294
 Changes in
 assets and
 liabilities
 Contract
 receivable                  -         260,000               -
 Other current
 assets                (392,856)        (6,234)        (844,076)
 Other assets             7,415         (6,964)         (68,242)
 Accounts
 payable               199,881           3,518          801,111
 Accrued
 liabilities          (840,763)        (13,288)         616,842
 Deferred
 revenue               (13,417)        (86,250)         156,083
 Net cash used
 in operating
 activities         (3,356,616)     (1,342,368)     (21,734,157)
 Cash flows used
 in investing
 activities
 Capital
 expenditures        (131,867)         (16,324)      (1,827,611)
 Purchases of
 investments      (17,586,617)               -     (208,253,264)
Proceeds from
 maturities of
 investments       17,343,696                -      198,037,319
 Net cash used
 in investing
 activities          (374,788)        (16,324)      (12,043,556)
 Cash flows
 (used in)
 provided by
 financing
 activities
 Proceeds from
 issuance of
 notes payable
 to shareholders             -               -        2,111,395
 Repayment of
 notes payable
 to shareholders             -               -          298,972)
 Proceeds from
 issuance of
 preferred
 stock, net                  -               -       22,274,014
 Proceeds from
 issuance of
 common stock,
 net                          -         52,721       24,710,973
 Repurchase of
 common stock                 -              -           (6,574)
 Proceeds from
 repayment of
 shareholder
 notes                   12,881              -           12,881
 Proceeds from
 sale of
 equipment in
 sale-leaseback
 transaction                 -               -          389,621
 Notes
 receivable from
 officers               (3,075)        (11,703)        (222,814)
 Payments on
 lease
 obligations           (75,197)        (20,220)        (435,775)
 Net cash (used
 in) provided by
 financing
 activities            (65,391)         20,798       48,534,749
 Net (decrease)
 increase in
 cash and cash
 equivalents        (3,796,795)     (1,337,894)      14,757,036
 Cash and cash
 equivalents at
 beginning of
 period             18,553,831      12,117,355               -
 Cash and cash
 equivalents at
 end of period     $14,757,036     $10,779,461      $14,757,036


 Supplemental
 investing and
 financing
 activities
 Common stock
 issued in
 exchange for
 equipment        $         -     $         -    $      20,000
 Common stock
 issued in
 exchange for
 notes
 receivable       $         -     $   204,157    $     513,385
 Common stock
 canceled upon
 cancellation of
 notes
 receivable       $      9,380     $        -    $       9,380
 Preferred stock
 issued in
 exchange for
 debt             $          -     $        -    $   1,812,423
 Acquisition of
 equipment under
 capital leases   $          -     $   149,294   $     979,263


                             See accompanying notes.


                      ARADIGM CORPORATION
                (A development stage company)

         NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                       March 31, 1997


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

Basis of Presentation
The financial information at March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC on March 28, 1997.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate master notes. The Company's short-term investments consist of
corporate notes with maturities ranging from 3 to 12 months.   Other
investments consist of corporate notes with maturities greater than 12 months.

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

As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through June 20, 1996, but is excluded from the calculation after that date. Pro forma per share data is provided to show the calculation on a consistent basis for 1997 and 1996. It has been computed as described above, but includes the retroactive effect from the date of issuance of the conversion of convertible preferred stock to common shares upon the closing of the Company's initial public offering.

  Pro forma per share information
  calculated on the above basis is as
  follows:

                                    Three Months Ended
                                         March 31,
                                    1997          1996

  Pro forma net loss per share   $ (0.25)      $  (0.21)

  Shares used in computation of  10,209,242    7,509,576
  pro forma net loss per share


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in net loss per share for the quarters ended March 31, 1997 and March 31, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.


ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included in this Form 10-Q. Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section, as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the SEC on March 28, 1997.

      The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, its dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the Company's business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the Company's products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

Overview

      Since its inception in 1991, Aradigm has been a development stage company engaged in the advancement of pulmonary drug delivery systems. As of March 31, 1997 the Company had an accumulated deficit of $23.7 million. The Company has been unprofitable each year and expects to incur further significant and increasing operating losses over the next several years primarily due to the expansion of research efforts and to the establishment of manufacturing capabilities to support clinical trials and, if any of its products are successfully developed and receive necessary regulatory approvals, commercialization of such products. To date, Aradigm has not sold any products and, while the Company does expect to launch its first product in 1997, it does not anticipate receiving any significant revenue from products or product royalties in the current year. The Company has not declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

      The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of research and development expenses (including clinical trial-related expenditures), actions related to regulatory and third-party reimbursement matters, the Company's ability to manufacture its products, if any, efficiently, the timing of new product introductions, if any, and competition. In addition, the Company's results of operations will be affected by its ability to enter into corporate collaborations.

Results of Operations

     Three Months Ended March 31, 1997 and 1996

     Contract Revenue. Contract revenue for the three-month period ended March 31, 1997 increased to $570,000 from $86,000 for the same period in 1996. This increase resulted from revenue recognized on three additional feasibility research contracts that were entered into late in the fourth quarter of 1996 and the first quarter of 1997.

       Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 1997 increased to $2.5 million from $1.2 million for the same period in 1996. This increase was primarily due to increased staffing and costs associated with the expansion of research and development efforts on the AERx system and the expansion of the SmartMist system program. The Company expects research and development spending to increase significantly over the next few years as the Company expands its development efforts.

      General and Administrative Expenses. General and administrative expenses for the three-month period ended March, 1997 increased to $915,000 from $591,000 for the same period in 1996. These increases were primarily due to increases in staffing, administrative and facilities expenses related to general corporate activities. The Company expects to incur significantly greater general and administrative expenses in the future as it expands its operations, increases its efforts to develop collaborative relationships with corporate partners and meets its obligations as a public company.

      Interest Income. Interest income for the three-month period ended March 31, 1997 increased to $382,000 from $147,000 for the same period in 1996. This increase was due to interest income earned on the proceeds received from the sale of common shares in the initial public offering in June 1996.

     Interest Expense. Interest expense for the three-month period ended March 31, 1997 increased to $14,000 from $11,000 for the same period in 1996. This increase was due to higher outstanding capital lease balances under the Company's equipment line of credit.

Liquidity and Capital Resources

     The Company has financed its operations since inception primarily through public and private placements of its capital stock, proceeds from financings of equipment acquisitions, contract revenue and interest earned on investments. As of March 31, 1997, the Company had realized approximately $48.8 million in net proceeds from sales of its capital stock. The Company also has a $1.75 million equipment line of credit. At March 31, 1997, $770,000 remained available under the line of credit for purchases through June 1997. As of March 31, 1997, the Company had cash, cash equivalents and investments of approximately $25.0 million.

      Net cash used in operating activities in the three months ending March 31, 1997, was $3.4 million compared to $1.3 million in 1996. The increase resulted primarily from the increase in the net loss of $900,000, net decreases in accrued liabilities and increases in current assets.

      Net cash used in investing activities in the three months ending March 31, 1997, was $375,000 compared to $16,000 in 1996. The increase resulted primarily from the Company's net purchase of available-for-sale investments and additional capital expenditures.

      Net cash used in financing activities in the three months ending March 31, 1997, was $65,000 resulting primarily from increased payments on capital lease obligations. Net cash provided by financing activities in the three months ending March 31, 1996 was $21,000 resulting primarily from proceeds of issuances of common stock offset partially by payments on capital lease obligations.

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

     The Company expects that its existing capital resources, existing contract research and development revenue, interest income and equipment financing capability will enable the Company to maintain current and planned operations through the first half of 1998. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and the funding of preclinical and clinical trials, manufacturing process development in connection with the commercialization of the SmartMist system, and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. The Company has not yet established any corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all. Nor can there be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.


PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          11.1      Statement Regarding Computation of Net Loss Per
                    Share
          27.1      Financial Data Schedule (SEC EDGAR Version only)

     (b) Reports on Forms 8-K.
          The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.






                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 1997

                              ARADIGM CORPORATION
                              (Registrant)



                              /s/Richard P. Thompson
                              Richard P. Thompson
                              President, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)




                          ARADIGM CORPORATION
                               FORM 10Q
                           INDEX TO EXHIBITS


Exhibit Number       Description

11.1                 Statement Regarding Computation of Net Loss Per Share












                                             EXHIBIT 11.1



                     ARADIGM CORPORATION
    STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE



                             Three Months Ended March 31,
                                  1997          1996

   Net loss                  $(2,501,507)   $(1,607,748)


   Shares used in computation
   of net loss per share:

    Weighted average Common
      shares outstanding      10,209,242     1,318,153
    Shares related to SAB
      Nos. 55, 64, and 83              -     2,687,955
    Shares used in
      computing net loss per
      share                   10,209,242     4,006,108

   Net loss per share         $     (.25)  $      (.40)



   Shares used in computation
   of pro forma net loss
   per share:

    Shares used in
      computing net loss per
      share                   10,209,242    4,006,108
    Adjustment to reflect
     effect of assumed
     conversion of preferred
     stock from date of
     issuance                         -     3,503,468
    Shares used in
      computing pro forma net
      loss per share          10,209,242    7,509,576
   Pro forma net loss per
   share                      $     (.25)  $     (.21)