Form 10-Q
period 1997-06-30
ARADIGM CORP
filed 1997-08-14
CIK 1013238

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Number 0-28402

                     ARADIGM CORPORATION
   (Exact name of registrant as specified in its charter)

California                         94-3133088
(State or other     (I.R.S. Employer Identification No.)
jurisdiction of
incorporation or
organization)


         26219 Eden Landing Road, Hayward, CA  94545
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

Common Stock, no par value         10,205,245 shares
      (Class)                 Outstanding at July 31, 1997)


                     ARADIGM CORPORATION


                            INDEX

                PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                      Page No.

Statements of Operations (Unaudited)

      Three months ended June 30, 1997 and 1996              3

Six months ended June 30, 1997 and 1996 and period
from January 30, 1991 (inception) through June 30,
1997                                                         4

Balance Sheets

      June 30, 1997 (Unaudited) and
          December 31, 1996                                  5

Statements of Cash Flows (Unaudited)

Six months ended June 30, 1997 and 1996 and period
from January 30, 1991 (inception) through June 30,
1997                                                         6

Notes to Unaudited Financial Statements                      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                         9



                 PART II.  OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                  12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  14

      Signatures                                            15

      Exhibits                                              16

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                     ARADIGM CORPORATION
                (A development stage company)

                  STATEMENTS OF OPERATIONS
                         (Unaudited)



                           Three months ended
                                June 30,
                          1997            1996
Contract revenues     $   169,540    $    86,250

Expenses:
  Research and          3,273,692      1,549,732
    development
  General and           1,527,162        788,616
    administrative
Total expenses          4,800,854      2,338,348

Loss from operations   (4,631,314)    (2,252,098)

Interest income           341,574        142,013
Interest expense          (21,549)       (12,035)
Net loss              $(4,311,289)   $(2,122,120)


Net loss per share    $     (0.42)    $    (0.44)


Shares used in
  computation
  of net loss per
  share                 10,201,495      4,833,993




                   See accompanying notes.


                     ARADIGM CORPORATION
                (A development stage company)

                  STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                     Period from
                                                     January 30,
                                                        1991
                                                     (inception)
                          Six months ended             through
                              June 30,                June 30,
                        1997           1996             1997
Contract revenues   $  739,557     $   172,500      $  1,749,557

Expenses:
  Research and
    development      5,798,351       2,788,908        21,082,296
  General and
    administrative   2,441,850       1,379,768        10,630,990
Total expenses       8,240,201       4,168,676        31,713,286

Loss from
  operations        (7,500,644)     (3,996,176)      (29,963,729)

Interest income        723,684         289,226         2,167,295
Interest expense       (35,836)        (22,918)         (167,056)
Net loss           $(6,812,796)    $(3,729,868)     $(27,963,490)


Net loss per share  $    (0.67)     $    (0.80)


Shares used in
  computation of
  net loss per
  share             10,205,370       4,634,227

                   See accompanying notes.






                     ARADIGM CORPORATION
                (A development stage company)

                       BALANCE SHEETS

                                June 30,      December 31,
                                  1997            1996
Assets                        (unaudited)
Current assets:
  Cash and cash equivalents  $13,255,743      $18,553,831
  Short-term investments       6,935,060        6,977,331
  Other current assets           813,305          451,220
   Total current assets       21,004,108       25,982,382
Investments                            -        3,002,445
Property and equipment, net    2,722,033        1,452,968
Notes receivable from
  officers                       242,029          219,739
Other assets                      78,808           75,657
    Total assets             $24,046,978      $30,733,191

Liabilities and shareholders'
  equity
Current liabilities:
  Accounts payable            $1,144,736        $ 601,230
  Accrued clinical and other
    studies                            -          898,635
  Accrued compensation           898,140          279,985
  Other accrued liabilities      104,206          278,985
  Deferred revenue                40,032          169,500
  Current portion of capital
    lease obligations            290,356          268,514
    Total current
       liabilities             2,477,470        2,496,849
Noncurrent portion of capital
  lease obligations              323,118          350,171
Commitments
Shareholders' equity:
  Preferred stock, no par
    value; 5,000,000 shares
   authorized; none issued
    or outstanding                     -                -
  Common stock, no par
    value, 40,000,000 shares
   authorized; issued and
    outstanding shares:
   June 30, 1997 -
    10,205,245; December 31,
    1996 - 10,214,054         49,841,759       49,821,157

Notes receivable from
  shareholders                  (421,699)        (482,805)
Deferred compensation           (205,803)        (308,239)
Deficit accumulated during
  development stage          (27,967,867)     (21,143,942)
    Total shareholders'
       equity                 21,246,390       27,886,171
    Total liabilities and
     shareholders' equity   $ 24,046,978     $ 30,733,191


                   See accompanying notes.



                     ARADIGM CORPORATION
                (A development stage company)

                  STATEMENTS OF CASH FLOWS
      Increase (decrease) in cash and cash equivalents
                         (Unaudited)

                                                          Period from
                                                          January 30,
                                                              1991
                               Six months ended           (inception)
                                   June 30,                 through
                             1997            1996        June 30, 1997
Cash flows from
operating activities
Net loss                 $(6,812,796)     $(3,729,866)    $(27,963,490)
Adjustments to
reconcile net loss to
net cash flow used in
operating activities
Depreciation and
    amortization             280,045          165,729          999,504
Amortization of
    deferred
    compensation             102,436           84,218          289,090
Accrued interest on
    note exchanged for
    preferred stock                -                -           32,622
Loss on disposal of
    property and
    equipment                      -                -           37,666
Loss on sale-
    leaseback
    transaction                    -                -           95,294
Changes in assets and
    liabilities
Contract receivable                -          260,000                -
Other current
     assets                 (362,085)        (112,569)        (813,305)
Other assets                  (3,151)          (6,964)         (78,808)
Accounts payable             543,506          907,402        1,144,736
Accrued liabilities         (455,259)         289,018        1,002,346
Deferred revenue            (129,468)        (172,500)          40,032
Net cash used in
  operating activities    (6,836,772)      (2,315,532)     (25,214,313)
Cash flows from
investing activities
Capital expenditures      (1,398,943)          (4,830)      (3,094,687)
Purchases of
   investments           (17,986,617)               -     (208,653,264)
Proceeds from maturities
of investments
                           21,020,204               -      201,713,827
Net cash (used in)
  provided by investing
  activities                1,634,644          (4,830)     (10,034,124)
Cash flows from
financing activities
Proceeds from issuance
   of notes payable to
   shareholders                     -               -        2,111,395
Repayment of notes
   payable to
   shareholders                     -               -         (298,972)
Proceeds from issuance
   of preferred stock,
   net                              -               -       22,274,014
Proceeds from issuance
   of common stock, net        29,982      24,796,878       24,740,955
Repurchase of common
   stock                            -               -           (6,574)
Proceeds from
   repayment of
   shareholder notes           51,726               -           51,726
Proceeds from sale of
   equipment in sale-
   leaseback
   transaction                      -               -          389,621
Notes receivable from
   officers                   (22,290)        (14,818)        (242,029)
Payments on lease
   obligations               (155,378)       (128,920)        (515,956)
Net cash (used in)
  provided by financing
  activities                  (95,960)     24,653,140       48,504,180
Net (decrease) increase
  in cash and cash
  equivalents              (5,298,088)     22,332,778       13,255,743
Cash and cash
  equivalents at
  beginning of period      18,553,831      12,117,355                -
Cash and cash
  equivalents at end of
  period                  $13,255,743     $34,450,133      $13,255,743


Supplemental investing
and financing
activities
Common stock issued in
   exchange for
   equipment             $          -      $         -       $   20,000
Common stock issued in
   exchange for notes
   receivable            $          -      $   286,581       $  513,385
Common stock canceled
   upon cancellation of
   notes receivable      $      9,380      $         -       $    9,380
Preferred stock issued
   in exchange for debt  $          -      $         -       $1,812,423
Acquisition of
   equipment under
   capital leases        $    150,167      $   143,071       $1,129,430


                   See accompanying notes.



                     ARADIGM CORPORATION
                (A development stage company)

         NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                        June 30, 1997


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

Basis of Presentation
The financial information at June 30, 1997 and for the three- and six-month periods ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for fair presentation of the financial position at such date and the operating results and cash flows for those
periods.    Results  for  the  interim   periods   are   not
necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC on March 28, 1997.

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

Pro forma per share information calculated on the above basis is as follows:


                       Three Months Ended       Six Months Ended
                             June 30,                June 30,
                         1997       1996         1997       1996

Pro forma net loss
per share              $(0.42)     $(0.25)     $(0.67)     $(0.46)

Shares used in
computation of pro
forma net loss per
share                 10,201,495  8,337,461   10,205,370  8,137,695


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in net loss per share for the periods ended June 30, 1997 and June 30, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.



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

Overview

      Since its inception in 1991, Aradigm has been a development stage company engaged in the development and marketing of pulmonary drug delivery systems. As of June 30, 1997 the Company had an accumulated deficit of $28.0 million. The Company has been unprofitable each year and expects to incur further significant and increasing operating losses over the next several years primarily due to the expansion of research efforts and to the establishment of manufacturing capabilities to support clinical trials and, if any of its products are successfully developed and receive necessary regulatory approvals, commercialization of such products. To date, Aradigm has not sold any products and, while the Company does expect to launch its first product in 1997, it does not anticipate receiving any significant revenue from products or product royalties in the current year. The Company has not declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations

     Three and Six Months Ended June 30, 1997 and 1996

     Contract Revenue. Contract revenue for the three-month period ended June 30, 1997 increased to $170,000 from $86,000 for the same period in 1996. Contract revenue for the six-month period ended June 30, 1997 increased to $740,000 from $173,000 for the same period in 1996. These increases resulted from revenue recognized on additional feasibility research contracts that were entered into late in the fourth quarter of 1996 and the first quarter of 1997.

       Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 1997 increased to $3.3 million from $1.5 million for the same period in 1996. Research and development expenses for the six-month period ended June 30, 1997 increased to $5.8 million from $2.8 million for the same period in 1996. These increases were primarily due to increased staffing and costs associated with the expansion of research and development efforts on the AERx system and the expansion of the SmartMist system program. The Company expects research and development spending to increase significantly over the next few years as the Company expands its development efforts.

      General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 1997 increased to $1.5 million from $789,000 for the same period in 1996. General and administrative expenses for the six-month period ended June 30, 1997 increased to $2.4 million from $1.4 million for the same period in 1996. These increases were primarily due to increases in staffing, administrative and facilities expenses related to general corporate activities. The Company expects to incur greater general and administrative expenses in the future as it expands its operations, increases its efforts to develop collaborative relationships with corporate partners and meets its obligations as a public company.

      Interest Income. Interest income for the three-month period ended June 30, 1997 increased to $342,000 from $142,000 for the same period in 1996. Interest income for the six-month period ended June 30, 1997 increased to $724,000 from $289,000 for the same period in 1996. These increases resulted from interest income earned on the proceeds received from the sale of common shares in the initial public offering in June 1996.

     Interest Expense. Interest expense for the three-month period ended June 30, 1997 increased to $22,000 from $12,000 for the same period in 1996. Interest expense for the six-month period ended June 30, 1997 increased to $36,000 from $23,000 for the same period in 1996. These increases resulted from higher outstanding capital lease balances under the Company's equipment line of credit.

Liquidity and Capital Resources

     The Company has financed its operations since inception primarily through public and private placements of its capital stock, proceeds from the financing of equipment acquisitions, contract revenue and interest earned on investments. As of June 30, 1997, the Company had realized approximately $48.8 million in net proceeds from the issuance of its capital stock. The Company is currently concluding negotiations for a $5 million equipment line of credit to replace the expired availability of credit under its existing $1.75 million equipment line of credit. As of June 30, 1997, the Company had cash, cash equivalents and investments of approximately $20.2 million.

     Net cash used in operating activities in the six months ending June 30, 1997, was $6.8 million compared to $2.3 million in 1996. The increase resulted primarily from the increase in the net loss of $3.1 million, net decreases in accrued liabilities and increases in current assets.

      Net cash provided by investing activities in the six months ending June 30, 1997, was $1.6 million compared to $5,000 used in 1996. The increase resulted primarily from the Company's net receipt of investment maturities less expenditures made for capital equipment.

     Net cash used in financing activities in the six months ending June 30, 1997, of $96,000 resulted primarily from increased payments on capital lease obligations less receipts from repayment of shareholder notes. Net cash provided by financing activities in the six months ending June 30, 1996 of $24.7 million was primarily due to the receipt of proceeds from the Company's initial public offering.

      The Company expects that its cash requirements will increase as a result of expected increases in expenses related to research and development activities, the scale up of manufacturing processes and increases in general and administrative costs. The Company's cash requirements will also be affected by the extent and duration of the foreign and domestic regulatory approval processes for its potential products. Although there can be no assurance that the Company will receive regulatory approval for any of its products, if the Company does so, its cash requirements may increase due to the significant expenses associated with initial commercial production and marketing efforts. These expenses include, but are not limited to, increases in personnel and related costs, capital expenditures, product prototype development expenses and the costs of facilities expansion.

     The Company expects that its existing capital resources, existing contract research and development revenue, interest income and equipment financing capability will enable the Company to maintain current and planned operations through the first half of 1998. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and the funding of preclinical and clinical trials, manufacturing process development in connection with the commercialization of the SmartMist system, and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financing. The Company has not yet established any corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all. Nor can there be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.




PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          (a)  The Annual Meeting of Shareholders of Aradigm
               Corporation was held on May 20, 1997.

          (b)  Richard P. Thompson, Lester John Lloyd, Reid M.
               Rubsamen, Jared A. Anderson, Ross A. Jaffe, Burton J. McMurtry, Gordon W. Russell, Fred E. Silverstein and Virgil
               D. Thompson were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

          (c) The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

               (i)  The election of Richard P. Thompson as a Director to
                    hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:   8,136,030     Withheld:   29

               (ii)      The election of Lester John Lloyd as a Director to
                    hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:   8,135,980     Withheld:   79

               (iii)     The election of Reid M. Rubsamen as a Director to
                    hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:   8,136,030     Withheld:   29

               (iv)      The election of Jared A. Anderson as a Director to
                    hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:  8,136,030      Withheld:   29

               (v) The election of Ross A. Jaffe as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:  8,136,030      Withheld:   29

               (vi)      The election of Burton J. McMurtry as a Director
                    to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:  8,136,030      Withheld:   29

               (vii)     The election of Gordon W. Russell as a Director to
                    hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:  8,136,030      Withheld:   29

               (viii)    The election of Fred E. Silverstein as a Director
                    to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:   8,136,030     Withheld:   29

               (ix)      The election of Virgil D. Thompson as a Director
                    to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                    For:   8,116,230 Withheld:   19,829

               (x) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997:
                    For: 7,982,759    Withheld:   2,800
                    Abstain:                    150,500
                    Broker Non-Votes:                 0






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

          11.1      Statement Regarding Computation of Net Loss Per
                    Share
          27.1      Financial Data Schedule

          (b) Reports on Forms 8-K.
               The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.








                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997

                              ARADIGM CORPORATION
                              (Registrant)



                              /s/Mark A. Olbert
                              Mark A. Olbert
                              Vice President, Finance and
                              Administration and Chief
                              Financial Officer


                     ARADIGM CORPORATION
                          FORM 10-Q
                      INDEX TO EXHIBITS



Exhibit Number      Description

11.1                Statement Regarding Computation of Net
                    Loss Per Share

27.1                Financial Data Schedule



                                                EXHIBIT 11.1



                     ARADIGM CORPORATION
    STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE



                     Three Months Ended             Six Months Ended
                          June 30,                      June 30,
                     1997          1996            1997          1996

Net loss         $(4,311,289)  $(2,122,120)     $(6,812,796)  $(3,729,868)


Shares used in
computation of
net loss per
share:

 Weighted
  average Common
  shares
  outstanding     10,201,495     2,146,038       10,205,370     1,946,272
 Shares
  related to SAB
  Nos. 55, 64,
  and 83                   -     2,687,955                -     2,687,955
 Shares used in
  computing net
  loss per share  10,201,495     4,833,993       10,205,370     4,634,227


Net loss per
share              $    (.42)    $    (.44)       $    (.67)    $    (.80)

Shares used in
computation of
pro forma net
loss per share:

 Shares used in
  computing net
  loss per share  10,201,495     4,833,993       10,205,370     4,634,227
 Adjustment to
  reflect effect
  of assumed
  conversion
  of preferred
  stock from
  date of
  issuance                 -     3,503,468                -     3,503,468
 Shares used in
  computing pro
  forma net loss
  per share       10,201,495     8,337,461       10,205,370     8,137,695

Pro forma net
loss per share     $    (.42)    $    (.25)       $    (.67)    $    (.46)