Form 10-Q
period 1997-09-30
ARADIGM CORP
filed 1997-11-13
CIK 1013238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                         Commission File Number 0-28402

                               ARADIGM CORPORATION
             (Exact name of registrant as specified in its charter)

                          California                                         94-3133088
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


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



        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value                   10,227,069 shares
         --------------------------           ---------------------------------
                   (Class)                    (Outstanding at October 31, 1997)

                               ARADIGM CORPORATION


                                      INDEX

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                          Page No.

Statements of Operations (Unaudited)

          Three months ended September 30, 1997 and 1996                   3

          Nine months ended September 30, 1997 and 1996                    4

Balance Sheets

          September 30, 1997 (Unaudited) and December 31, 1996             5

Statements of Cash Flows (Unaudited)

          Nine months ended September 30, 1997 and 1996                    6

Notes to Unaudited Financial Statements                                    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10


                           PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 14

          Signatures                                                       15

          Exhibits                                                         16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)


                                                Three months ended
                                                  September 30,
                                        -----------------------------------
                                            1997                   1996
                                        ------------           ------------
                                                    (unaudited)

Contract revenues                       $        894           $         57
Expenses:
    Research and development                   3,483                  2,123
    General and administrative                 1,967                    711
                                        ------------           ------------
Total expenses                                 5,450                  2,834

                                        ------------           ------------
Loss from operations                          (4,556)                (2,777)

Interest income                                  265                    456
Interest expense                                 (35)                   (17)
                                        ------------           ------------
Net loss                                $     (4,326)          $     (2,338)
                                        ============           ============

Net loss per share                      $      (0.42)          $      (0.23)
                                        ------------           ------------

Shares used in computation
  of net loss per share                   10,212,517             10,216,820
                                        ============           ============


                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)


                                                 Nine months ended
                                                   September 30,
                                        -----------------------------------
                                            1997                   1996
                                        ------------           ------------
                                                  (unaudited)

Contract revenues                       $      1,634           $        230
Expenses:
    Research and development                   9,281                  4,912
    General and administrative                 4,409                  2,091
                                        ------------           ------------
Total expenses                                13,690                  7,003

                                        ------------           ------------
Loss from operations                         (12,056)                (6,773)

Interest income                                  989                    745
Interest expense                                 (71)                   (40)
                                        ------------           ------------
Net loss                                $    (11,138)          $     (6,068)
                                        ============           ============

Net loss per share                      $      (1.09)          $      (0.93)
                                        ------------           ------------

Shares used in computation
  of net loss per share                   10,207,750              6,518,003
                                        ============           ============


                             See accompanying notes.

                               ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (In thousands, except share information)


                                                            September 30,           December 31,
                                                                 1997                    1996
                                                            -------------           -------------
Assets                                                       (unaudited)
Current assets:
    Cash and cash equivalents                               $      11,341           $      18,554
    Short-term investments                                          4,417                   6,978
    Receivables                                                     1,110                       -
    Inventories                                                       188                       -
    Other current assets                                              677                     451
                                                            -------------           -------------
      Total current assets                                         17,733                  25,983
Investments                                                             -                   3,002
Property and equipment, net                                         3,370                   1,453
Notes receivable from officers                                        220                     220
Other assets                                                           79                      75
                                                            -------------           -------------
        Total assets                                        $      21,402           $      30,733
                                                            =============           =============
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                        $         561           $         601
    Accrued clinical and other studies                                  -                     899
    Accrued compensation                                              978                     280
    Other accrued liabilities                                         654                     279
    Deferred revenue                                                    -                     169
    Current portion of capital lease
      obligations and equipment loans                               1,324                     269
                                                            -------------           -------------
        Total current liabilities                                   3,517                   2,497
Noncurrent portion of capital lease
    obligations and equipment loans                                   774                     350
Commitments
Shareholders' equity:
    Common stock, no par value, 40,000,000
      shares authorized; issued and
      outstanding shares: September 30,
      1997 - 10,227,069; December 31, 1996                         49,976                  49,821
      - 10,214,054
Notes receivable from shareholders                                   (422)                   (483)
Deferred compensation                                                (154)                   (308)
Accumulated deficit                                               (32,289)                (21,144)
                                                            -------------           -------------
        Total shareholders' equity                                 17,111                  27,886
                                                            -------------           -------------
        Total liabilities and shareholders' equity          $      21,402           $      30,733
                                                            =============           =============


                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)


                                                               Nine months ended
                                                                 September 30,
                                                          -----------------------------
                                                             1997                1996
                                                          ---------           ---------
                                                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (11,138)          $  (6,068)
  Adjustments to reconcile net loss to
  cash used in operating activities
    Depreciation and amortization                               472                 265
    Amortization of deferred compensation                       154                 135
    Changes in assets and liabilities
      Receivables                                            (1,110)                260
      Inventories and other current assets                     (414)               (269)
      Other assets                                               (4)                 (7)
      Accounts payable                                          (40)              1,040
      Accrued liabilities                                       174                 284
      Deferred revenue                                         (169)               (230)
                                                          ---------           ---------
Cash used in operating activities                           (12,075)             (4,590)
                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (2,132)               (373)
  Purchases of investments                                  (19,163)           (123,874)
  Proceeds from maturities of investments                    24,719             117,608
                                                          ---------           ---------
Cash (used in) provided by investing activities               3,424              (6,639)
                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                   164              24,609
  Proceeds from repayment of shareholder notes                   52                   -
  Notes receivable from officers                                  -                 (21)
  Proceeds from notes payable                                 1,437                   -
  Payments on lease obligations and notes payable              (215)               (212)
                                                          ---------           ---------
Cash provided by financing activities                         1,438              24,376
                                                          ---------           ---------
Net (decrease) increase in cash and cash                     (7,213)             13,147
equivalents
Cash and cash equivalents at beginning of period             18,554              12,117
                                                          ---------           ---------
Cash and cash equivalents at end of period                $  11,341           $  25,264
                                                          =========           =========


SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
  Common stock issued in exchange for notes receivable    $       -           $     287

  Common stock repurchased upon cancellation of  notes
    receivable                                            $       9           $       -
  Acquisition of equipment under capital leases           $     257           $     330


                             See accompanying notes.

                               ARADIGM CORPORATION

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


1.  Summary of Significant Accounting Policies

Organization and Description of Business
Aradigm Corporation (the "Company") was incorporated in the State of California on January 30, 1991. Through June 30, 1997, prior to the signing of the Company's collaborative agreement with SmithKline Beecham, the Company was in the development stage. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems.

The Company expects continuing losses over the next several years as development efforts continue. Management plans to continue to finance the Company primarily through issuances of equity securities, research and development contract revenue, capital lease financing, and in the longer term, revenue from product sales. If the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or reevaluate operating plans.

Basis of Presentation
The financial information at September 30, 1997 and for the three- and nine-month periods ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for fair presentation of the financial position at such date and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC on March 28, 1997.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate master notes. The Company's short-term investments consist of corporate notes with maturities ranging from three to twelve months.

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

Revenue Recognition
Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue ratably under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as revenue based on actual efforts expended over the remaining terms of the agreements. Non-refundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Costs of contract revenue approximate such revenue and are included in research and development expenses.

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

Pro forma per share information calculated on the above basis is as follows:

                                                  Three Months Ended                        Nine Months Ended
                                                      September 30,                           September 30,
                                              ------------------------------          -------------------------------
                                                 1997                1996                1997                1996
                                              ----------          ----------          ----------          -----------
Pro forma net loss per share                  $    (0.42)         $    (0.23)         $    (1.09)         $     (0.69)
                                              ==========          ==========          ==========          ===========

Shares used in computation
     of pro forma net loss per share          10,212,517          10,216,820          10,207,750            8,853,648
                                              ==========          ==========          ==========          ===========


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in net loss per share for the periods ended September 30, 1997 and September 30, 1996.

Collaborative Agreements
In December 1996, the Company entered into a feasibility agreement with a pharmaceutical company to determine the feasibility of using the Company's AERx(TM) Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provides for a $169,500 research and development payment and a $237,500 payment upon acceptance by the pharmaceutical company of certain specified deliverables. Under this agreement, total revenues of $407,000 were recognized in 1997.

Subsequent Events
In September 1997, the Company entered into a product development and commercialization agreement with SmithKline Beecham covering use of the AERx Pain Management System for the delivery of opiates and opioids. The Company and SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of this agreement, SmithKline Beecham has been granted worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, the Company expects to sell devices and drug packets to SmithKline Beecham and to receive royalties on sales by SmithKline Beecham.

Pursuant to the SmithKline Beecham agreement, the Company could receive approximately $30 million in milestone and product development payments and $10 million in equity investments if and when the first product from the collaboration is commercialized. In October 1997, the Company received $14 million from SmithKline Beecham under the agreement, of which $5 million resulted from the sale of shares of Aradigm Common Stock. Additional milestone and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop additional AERx products which incorporate other opiates or opioids. Through September 30, 1997, the Company has recognized total contract revenue of $617,000 under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of September 30, 1997, the Company had an accumulated deficit of $32.3 million. The Company has been unprofitable since inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not sold any products and does not anticipate receiving significant revenue from products in 1997. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

RESULTS OF OPERATIONS

        Three and Nine Months Ended September 30, 1997 and 1996

        Contract Revenue. Contract revenue for the three-month period ended September 30, 1997 increased to $894,000 from $57,000 for the same period in 1996. Contract revenue for the nine-month period ended September 30, 1997 increased to $1.6 million from $230,000 for the same period in 1996. The increase in revenue was due primarily to the development and commercialization agreement that was executed with SmithKline Beecham in September 1997 to develop and commercialize a pulmonary delivery system for providing breakthrough pain relief using opiates and opioids. Under the terms of the agreement, Aradigm could receive up to approximately $30 million in milestone and development payments if and when the first product is commercialized. Additional milestone and development payments would be paid if SmithKline Beecham and Aradigm decide to develop additional opiates and opioids for delivery with the AERx Pain Management System. In exchange, SmithKline Beecham will have exclusive worldwide commercial rights to the AERx Pain Management System for use with opiates and opioids. Aradigm will be the manufacturer of all the products covered by the agreement and will also receive royalties on net sales. Costs associated with research and development activities attributable to the agreement are expected to approximate the revenue recognized.

        Contract revenues are expected to fluctuate from year to year and future contract revenues cannot be predicted accurately. Contract revenues depend in part upon future success in obtaining new collaborative agreements, timely completion of feasibility studies, the continuation of existing collaborations and achievement of milestones under current and future agreements. Nevertheless, the Company expects higher contract revenues in 1998 as it continues its activities under collaborative development agreements.

        Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 1997 increased to $3.5 million from $2.1 million for the same period in 1996.

Research and development expenses for the nine-month period ended September 30, 1997 increased to $9.3 million from $4.9 million for the same period in 1996. The increase was attributable primarily to hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts on the AERx and SmartMist systems. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its research and development activities to support current and potential future collaborations and initiates commercial manufacturing of the AERx system.

        General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 1997 increased to $2.0 million from $711,000 for the same period in 1996. General and administrative expenses for the nine-month period ended September 30, 1997 increased to $4.4 million from $2.1 million for the same period in 1996. The increase was attributable primarily to support of the Company's increased research efforts including facilities expense, administrative staffing, business development and marketing activities. The Company expects to incur greater general and administrative expenses in the future as it expands its operations, increases its efforts to develop collaborative relationships with corporate partners and expands its SmartMist marketing effort.

        Interest Income. Interest income for the three-month period ended September 30, 1997 decreased to $265,000 from $456,000 for the same period in 1996. Average cash and investment balances, and interest income earned thereon, were higher during the three-month period ending September 1996 which included the proceeds from the sale of common shares in the Company's June 1996 initial public offering. Interest income for the nine-month period ended September 30, 1997 increased to $989,000 from $745,000 for the same period in 1996 as a result of higher average cash and investment balances for the nine-month period ending September 1997.

        Interest Expense. Interest expense for the three-month period ended September 30, 1997 increased to $35,000 from $17,000 for the same period in 1996. Interest expense for the nine-month period ended September 30, 1997 increased to $71,000 from $40,000 for the same period in 1996. These increases resulted from higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financings of equipment acquisitions, contract research revenue and interest earned on investments. As of September 30, 1997, the Company had received approximately $49.1 million in net proceeds from sales of its capital stock. The Company also has a $5.0 million equipment line of credit, of which approximately $3.6 million remains available for purchases through September 1998. As of September 30, 1997, the Company had cash, cash equivalents and investments of approximately $15.8 million.

        In October 1997, the Company received from SmithKline Beecham a $9.0 million milestone payment and a $5.0 million equity investment. Pursuant to the terms of a stock purchase agreement, the Company also has the right to receive, at its discretion and subject to certain limitations, an additional $5.0 million equity investment from SmithKline Beecham. As of October 31, 1997, the Company had cash, cash equivalents and investments of approximately $28.5 million.

        Net cash used in operating activities in the nine months ending September 30, 1997, was $12.1 million compared to $4.6 million in 1996. The increase resulted primarily from the increase in the net loss of $5.1 million, net decreases in accrued liabilities and increases in current assets.

        Net cash provided by investing activities in the nine months ending September 30, 1997, was $3.4 million compared to $6.6 million used in 1996. The increase resulted primarily from cash receipts from the maturity of investments partially offset by expenditures made for capital equipment.

        Net cash provided by financing activities in the nine months ending September 30, 1997 of $1.4 million resulted primarily from the receipt of proceeds from equipment loans and issuances of common stock partially offset by repayment of capital lease obligations. Net cash provided by financing activities in the nine months ending September 30, 1996 of $24.4 million was due primarily to the receipt of net proceeds from the Company's initial public offering.

        The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of the Company's production technologies, the cost involved in preparing, filing, prosecuting maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

        The Company anticipates that its existing capital resources, anticipated payments from its existing corporate partnership with SmithKline Beecham and projected interest income will enable the Company to maintain current and planned operations through 1998. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials, manufacturing scale-up in connection with the commercialization of the SmartMist system, and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Use of Proceeds

            (1) The effective date of the Company's registration statement filed on Form S-1 (SEC file number 0-28402) (the "Registration Statement") for which the following information is being disclosed is June 20, 1996.

            (2) The Company's initial public offering pursuant to the above-referenced registration statement commenced on June 20, 1996 (the "Offering").

            (3) The Offering did not terminate before any securities were sold.

            (4)   (i)   The Offering has not terminated.

                  (iii) The managing underwriters were Cowen & Company, CIBC
                        Oppenheimer Corp. and Invemed Associates, Inc.

                  (iv)  The Offering was for Common Stock of the Company.

                  (v) Pursuant to the Offering, the Company registered and sold 2,500,000 shares of Common Stock with an aggregate offering price of the amount registered and sold of $27,500,000.

                  (vi) Following are the amount of expenses incurred (a) from the effective date of the Registration Statement to the ending period of the reporting period and (b) for the Registrant's account in connection with the issuance and distribution of the Common Stock pursuant to the
                        Offering:

                        Underwriting discounts and commissions        $1,925,000
                        Finders' Fees                                       None
                        Expenses paid to or for underwriters                None
                        Other expenses                                   983,412
                                                                      ----------
                        Total expenses                                $2,908,412

                  (vi) The net offering proceeds to the Company, after deducting the total expenses above, were $24,591,588.

                  (vii) Following are the uses, including amounts, of the net offering proceeds from the effective date of the Registration Statement to the ending period of the reporting period:

                        Employee wages and benefits                   $8,287,072
                        Office space and utilities                     1,880,770
                        Scientific supplies and equipment              1,878,770
                        Travel and conferences                           934,984
                        Clinical trials and contracts                  4,224,484
                        Professional services                          1,906,043

                        Temporary investments:
                           Commercial paper                            5,479,301

                        Other purposes                                      None

                        All of the foregoing uses were direct or indirect payment to others.

                  (vii) The use of proceeds described in (vii) above does not represent a material change in the use of proceeds described in the prospectus.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            10.1(1) Stock Purchase Agreement, September 30, 1997, between the
                    Company and SmithKline Beecham.

            10.2(1) Product Development and Commercialization Agreement, dated
                    September 30, 1997, between the Company and SmithKline Beecham.

            11.1    Statement Regarding Computation of Net Loss Per Share

            27.1    Financial Data Schedule

            (b)   Reports on Form 8-K.

                    The Company filed a Current Report on Form 8-K on or about November 7, 1997. On September 30, 1997, the Company entered into a Product Development and Commercialization Agreement (the "Agreement") with SmithKline Beecham PLC ("SmithKline") for the purpose of developing and commercializing a pulmonary drug delivery system for providing immediate pain relief using opiates and opioids. In connection with the Agreement, the Company entered into a Stock Purchase Agreement with SmithKline, pursuant to which the Company sold and issued 405,064 shares of the Company's Common Stock to SmithKline at an aggregate purchase price of $5,000,008.75.


      (1) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on or about November 7, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 1997

                                    ARADIGM CORPORATION
                                    (Registrant)



                                    --------------------------------------------
                                    Mark A. Olbert
                                    Vice President, Finance and Administration and Chief Financial Officer

                               ARADIGM CORPORATION
                                    FORM 10-Q
                                INDEX TO EXHIBITS



Exhibit Number  Description
--------------  -----------

10.1(1) Stock Purchase Agreement, September 30, 1997, between the Company and SmithKline Beecham.

10.2(1) Product Development and Commercialization Agreement, dated September 30, 1997, between the Company and SmithKline Beecham.

11.1            Statement Regarding Computation of Net Loss Per Share

27.1            Financial Data Schedule


(1) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on or about November 7, 1997.