Form 10-K
period 1997-12-31
ARADIGM CORP
filed 1998-03-24
CIK 1013238

United States
             Securities and Exchange
             Commission
                    Washington D.C. 20549

                          FORM 10-K
[X]    Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 (Fee Required) For the
  Fiscal Year Ended December 31, 1997

                             or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of
 the Securities Exchange Act of 1934 (Fee Not Required)  For
  the Transition Period From           to           .

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As  of  January 30, 1998, there were 10,632,133 shares
of common  stock  outstanding.   The aggregate  market  value
of voting stock held by non-affiliates of the Registrant was approximately $47,846,983 based upon the closing price of the common stock on January 30, 1998 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common stock have been excluded in that such
persons may be deemed  to  be affiliates.   This
determination of affiliate status is not necessarily a conclusive determination for other purposes.
             DOCUMENTS INCORPORATED BY REFERENCE


    Portions of the Proxy Statement of Registrant for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

                           PART I

Item 1.   BUSINESS

 This   Report   on   Form   10-K   contains   forward-
looking
statements,   including,   without   limitation,
statements
regarding   timing  and  results  of  clinical   trials,
the
establishment   of  corporate  partnering  arrangements,
the
anticipated commercial introduction of the Company's
products and  the  timing  of  the Company's cash
requirements.  These forward-looking   statements   involve
certain   risks            and
uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, under the heading "Risk Factors".

Overview

  Aradigm is engaged in the development of novel pulmonary drug delivery systems designed to enhance the delivery and effectiveness of a number of existing and development stage drugs and reduce the need for injectable drug delivery. Aradigm's principal product development programs are based on its AERx(TM) system, which uses proprietary technologies to create aerosols from liquid drug formulations for delivery locally to the lung or systemically via the lung. The Company believes that its systems can potentially be used to deliver a number of existing drugs for a variety of applications and may also offer a promising means of delivery for many new drugs being developed by pharmaceutical and biotechnology companies.

  The Company's lead AERx product under development is the AERx Pain Management System, which is designed to deliver narcotic analgesics systemically by inhalation for the treatment of chronic and acute pain. This system is being developed in collaboration with SmithKline Beecham under an agreement entered into in September 1997. The Company has completed two Phase I clinical trials and commenced Phase II clinical trials of the AERx Pain Management System in March 1998. There can be no assurance that these clinical trials will be successful. The Company is also developing the AERx Diabetes Management System to permit diabetes patients to selfadminister insulin without needles. The Company has completed four clinical feasibility studies with the AERx Diabetes Management System. In addition, based on its breath control and compliance monitoring technologies, the Company has also developed the SmartMist(R) Respiratory Management System, which is designed to improve the delivery technique and compliance of patients using metered dose inhalers ("MDIs"). The Company obtained 510(k) clearance from the FDA for the SmartMist system in 1996 and has recently launched this product. However, the Company does not anticipate significant sales of the SmartMist system until a marketing partner is obtained for this product. The Company believes that its current and potential products can improve the management of certain diseases by reducing the overall cost of therapy, enhancing patient management and compliance and providing an improved means to administer drugs outside of the hospital setting.
  The Company's plans and intentions with respect to the development and commercialization of its technologies are subject to a number of risks and uncertainties. There can be no assurance that the Company will obtain required regulatory clearances and approvals or that the Company will be able to successfully develop and commercialize any of its products or potential products. Background _ Pulmonary Drug Delivery
  Pulmonary drug delivery is widely used to treat respiratory diseases by delivering pharmaceuticals locally to the lung and may have utility in the delivery of drugs for systemic application by using the lung's natural ability to transfer molecules into the bloodstream. The potential for pulmonary delivery to the bloodstream for systemic effect offers a noninvasive alternative to injection that may achieve a more rapid speed of onset and superior bioavailability than has been shown with other approaches, such as oral, transdermal or nasal delivery. Speed of onset is an important therapeutic element for many drugs, including morphine for pain management and insulin for diabetes. Pulmonary delivery of drugs for the treatment of respiratory diseases has proven desirable because topical application to affected lung tissues promotes a rapid therapeutic effect and minimizes the side effects of several important pulmonary drugs. The Company believes that the reproducibility of pulmonary drug delivery is a critical part of achieving therapeutic effect and can best be realized by regulating particle size and velocity and activating drug delivery at the appropriate point in the inspiratory cycle.
  To deliver pharmaceuticals to or through the lungs, drugs must be transformed into a low velocity aerosol (a suspension of drug particles in air) which can be inhaled by the patient. Small particles (i.e., less than four microns in diameter) are able to pass through the lung's airways and be dispersed in the alveoli, where they may enter the bloodstream for systemic effect. Larger particles (i.e., greater than four microns in diameter) typically get deposited in the large airways, where they may be useful in treating diseases of the lung.
  Three aerosol generating technologies currently are being used for pulmonary drug delivery: nebulizers, MDIs and dry powder inhalers ("DPIs"). Each of these systems was originally developed to treat lung diseases and
produces  a   local therapeutic effect by depositing
aerosolized medication in the large  airways of the lung.
The effectiveness of these devices depends   upon  proper
inhalation  technique  to  produce   a consistent,
reproducible dose. In addition,  the  ability  of
these   technologies  to  improve  the  management  of
major pulmonary diseases has been limited by their inability to correct poor patient technique automatically or to provide physicians with information on patient inhalation and dosing patterns.
  Nebulizers. Nebulizers are primarily used in hospitals for the treatment of respiratory diseases, such as asthma. Liquid drug is loaded into the nebulizer prior to each use, and the patient breathes through a mouthpiece or mask as a continuous fog of drug particles is produced. Because nebulizers require an external power source or compressed gas supply, they are not easily portable. Although drugs in liquid form are easily converted to an aerosol, nebulizers are inefficient and require several minutes to administer a single dose of medication. Because nebulizers produce a wide range of particle sizes, these devices are impractical for systemic delivery.

  MDIs. Metered dose inhalers, the most widely used system for pulmonary drug delivery, have been in existence for over 40 years and are used to deliver asthma drugs.
The drug is packaged in a portable canister as a suspension or solution in a volatile propellant, typically CFCs. To self-administer a drug, the patient must depress the canister, releasing a highvelocity jet of aerosolized drug, while inhaling slowly and evenly. Although widely used, there are certain inherent problems with the use of MDIs. A patient must properly coordinate inhalation and activation of the aerosol jet to optimize the effectiveness of treatment. Several clinical studies have demonstrated that patients routinely use MDIs improperly, resulting in ineffective delivery. Much of the drug is deposited at the back of the throat and swallowed, rather than reaching the desired location in the lung. Moreover, MDIs also produce a wide range of particle sizes and are not optimal for the delivery of systemic therapies.

  DPIs. Dry powder inhalers, which are also used to deliver drugs locally to the lung, have been and are being developed by pharmaceutical companies to replace CFC-based
MDI systems. DPI drugs are formulated in solid form and packaged in portable containers. Patients self-administer the drug by inhaling small, dry particles.
Dry powder drug formulations present a considerable challenge for pharmaceutical chemists because drugs must be prepared as solids, must tolerate storage in a solid phase and must facilitate rapid and complete dispersion as an aerosol at the point of delivery. To date, DPIs have been used for the local delivery of some drugs to the lung, although several companies are now exploring the development of DPIs for the systemic delivery of other compounds, including proteins and peptides.

Aradigm Approach

  The Company believes that its pulmonary drug delivery technology will produce precise, reproducible delivery of the desired drug dose, either systemically or locally, and that its systems may be capable of improving or enabling a wide range of pulmonary drug delivery applications. Aradigm has combined core competencies in physics, electrical engineering, mechanical engineering and pharmaceutical sciences to overcome the limitations of conventional pulmonary drug delivery systems. Through this integrated approach, the Company has developed technologies which address each of the four key elements which it believes are required for the development of effective pulmonary drug delivery products:

  *       Ease  of Drug Formulation: The Aradigm systems
take
    advantage of existing drug formulations, primarily liquid drug formulations (aqueous or ethanol-aqueous mixtures), thereby potentially reducing the time, cost
    and  risk  of formulation   development  compared  to
    other   pulmonary delivery  technologies. Many drugs
    being  considered  for pulmonary   delivery,   including
    macromolecules,                                   are
    currently marketed in stable liquid formulations. In addition, liquid formulations facilitate the generation of small particle aerosols necessary for efficient delivery deep into the lung.

  *       Efficient Precision Aerosol Generation: Aradigm
has
    developed a proprietary aerosolization technology capable of producing low velocity, small particle aerosols at the point of delivery necessary for efficient deposition of drug in the lung. Through this technology, the Company believes it is able to overcome the limitations of conventional pulmonary drug delivery  systems  in  which particle  size  and
    velocity  cannot  be  optimized                   for
    systemic delivery.

  * Automated Breath-Controlled Delivery: Since proper
    inhalation technique is needed to achieve effective pulmonary drug delivery, Aradigm's systems are designed to guide the patient to inhale slowly and evenly and to automatically deliver a drug aerosol at the correct point early in the inspiratory cycle. Studies have shown that most patients use improper inhalation technique, resulting in less effective therapy, and that patient training becomes ineffective over time. The Company believes that its breath control technology will result in improved patient inhalation techniques.

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

Aradigm Technology Platform

  The Company's principal product platform, the AERx system, is a novel drug delivery system that is being
developed  to enable   pulmonary  delivery  of  a  wide
range   of   liquid pharmaceuticals for local or systemic
effect. The AERx system is based on a proprietary aerosol generation technology capable of producing low velocity, small particles suitable for efficient and reproducible pulmonary delivery. By also incorporating the  Company's proprietary breath  control  and compliance
monitoring  technologies,  the  AERx   system
is
designed to optimize the delivery of aerosolized medications to the lung for local or systemic effect. The AERx system aerosolizes liquid drug formulations that are pre-packaged in proprietary unit-dose packets for inhalation. Each unit-dose packet is comprised of (i) a small blister package which stores a liquid drug formulation and (ii) an aerosolization nozzle consisting of a membrane incorporating an array of micromachined holes.

  The AERx device creates a respirable aerosol by releasing a mechanical actuator that is activated automatically when the patient's inhalation is optimal for drug delivery. The actuator compresses the blister packet, thereby forcing open the sealed channel and extruding the liquid drug through the aerosolization nozzle. The aerosolized drug produced by this process is then inhaled through the mouthpiece of the AERx device. The aerosolization of
the  liquid  drug  via                                the
disposable nozzle takes approximately one second and produces a low velocity, fine particle aerosol necessary for optimized deposition  within  the  lung. The size  of  the  droplets
or
particles  that form the emitted aerosol is dependent  on
the
diameter   of   the   nozzle  holes.  The  diameter   of
the
micromachined holes within the nozzle can be sized for each specific clinical application, including the
creation                                             of
larger particles for delivery of drug to the large airways of the lung for local effect or smaller particles for delivery of drug deep into the lung for systemic effect.

  Many   drugs   being  considered  for  pulmonary
delivery,
including macromolecules, are currently marketed in stable liquid formulations. Formulations developed for use in the
AERx system are in liquid form, typically employing aqueousbased solvents, similar to those used for
injections.                                           No
propellants are required since mechanical pressure is used to generate the aerosol. Moreover, since the drug is stored in unit-dose packets, preservatives should not be needed for most applications, further simplifying the formulation process.

  The  AERx  system employs a patented technology  to
measure
precisely  the  airflow while the patient is inhaling
through
the mouthpiece of the device. Indicator lights on the device guide the patient to inhale slowly and evenly within a predetermined range suitable for drug delivery. When the desired flow rate is established early in the inspiratory cycle, the device is activated. Breath control ensures that the patient is breathing
correctly  each  time  a  dose                        of
aerosolized drug is delivered. As a result, a consistent dose of medication is delivered each time the product is used.

  The  AERx system can automatically record information
about each drug   administration,  including   dosage,
breathing
technique  and  other relevant physiological  parameters,
for later review by the patient and health care
professionals. The Company  intends  to customize the
software embedded  in  each AERx  system  for  the
particular therapeutic  application                   in
order to collect and present the data most relevant for managing each patient type. Electronic patient identification and lock-out mechanisms can also be incorporated in the AERx system to prevent unauthorized use or overdose. The
Company
believes that the combined features of the AERx system, optimized for each application, will make the individual
AERx products effective disease management tools.

  The Company has also developed the SmartMist system, which incorporates the Company's breath control and compliance monitoring technologies, for use with standard MDIs for the treatment of asthma and other respiratory diseases. The SmartMist system, which the Company has launched, is a handheld, battery-operated
aerosol  drug  delivery  system                       for
existing  asthma  drugs, such as beclomethasone.  The
patient
inserts  a standard MDI into the SmartMist system and
inhales
normally through the mouthpiece. When the desired flow rate
is
established early in the inspiratory cycle, the MDI is automatically actuated by the SmartMist system. The delivery of the medication is breath controlled, rather than manually activated, eliminating the need for the patient to coordinate pressing and breathing while using an MDI.
Strategy
  Aradigm's goal is to become the leader in the development and commercialization of pulmonary drug delivery
products. The Company's   strategy  incorporates  the
following   principal elements:
  Focus  on  Early  Product  Opportunities:  The  Company
is focusing its initial commercial development efforts on product opportunities which have the potential to reach
the  market quickly.   The   Company   designed   the
SmartMist   system specifically to take advantage of the
shorter regulatory cycle for 510(k) clearance. Aradigm has launched the SmartMist system, however, the Company does not anticipate significant sales of the SmartMist system until a marketing partner is obtained for this product. The Company's initial therapeutic product is expected to be the AERx Pain Management System for the
delivery  of  morphine.  Because  morphine  is  a   well
characterized drug with a demonstrated safety profile, the Company believes the AERx Pain Management System carries less development risk than new drug development projects
and  may require   less  time  for  regulatory  approval.
For similar reasons, the Company is pursuing development of systems for other existing pharmaceuticals, such as insulin, that have known efficacy and safety profiles. Nevertheless, there can be no assurance that the Company
can secure regulatory  approval for   its   potential
products  or  that  the   Company                 can
successfully develop or market any such products.

  Establish Broad Applicability: The Company believes that
its AERx  technology  can effectively deliver many
pharmaceutical products. The Company is conducting
feasibility studies  on  a number  of compounds to
demonstrate the applicability  of  the AERx  system  to  a
broad range of molecule sizes  and  types, including
proteins,  peptides,  gene   vectors               and
small
molecules. The Company plans to publish results from these
and other studies to promote the acceptance of the AERx
system  as a                                      viable
pulmonary drug delivery technology for a wide variety of compounds. The Company believes this strategy will maximize the number of commercial product opportunities for Aradigm and will increase the interest of potential partners to develop drugs for the AERx system, thereby reducing the Company's dependence on any single product.

  Establish Collaborative Relationships: In order to enhance its commercial opportunities and effectively leverage its core scientific resources, Aradigm intends to
enter into  multiple collaborative   relationships   for
the   development                                 and
commercialization of new products utilizing its technologies. Through product development collaborations, Aradigm will seek access to proprietary pharmaceutical compounds as well as to the resources and expertise necessary to conduct late stage clinical trials and obtain regulatory approvals. In addition, the Company will pursue relationships with pharmaceutical and device
companies   with   established   sales            forces
and
distribution channels in the Company's target markets. By establishing such collaborative relationships, Aradigm intends to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market. The Company recently established such a relationship with SmithKline Beecham, covering the development and marketing of the AERx Pain Management System and is also investigating the feasibility of delivering proprietary compounds using the AERx system for other companies. However, the Company will need to establish additional corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all.
  Build Strong Proprietary Position: The Company believes that establishing a strong proprietary position in pulmonary drug delivery could provide an important competitive advantage in its target markets. The
Company has aggressively pursued patent protection of its technology and as of March 13, 1998 has 28 issued United States patents and has a number of additional United States patent applications pending. When appropriate, the Company also seeks international patent protection. While there can be no assurance that any of the Company's patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of the Company's technology, including aerosol generation, breath control, compliance monitoring and unit-dose formulation. In addition, the Company is developing in-house manufacturing
capability  for  the  production   of certain  components of
its products, including the disposable unit-dose packet for the AERx system, to further protect its core technologies.
Aradigm Product Applications
  The  Company  is  developing the AERx platform  based  on
a comprehensive   approach  to  pulmonary  drug  delivery
that
includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. The Company believes that the AERx platform will be broadly applicable to drugs that are intended for systemic delivery, for local delivery to the lung and for pulmonary diagnostics. The Company currently is
developing  AERx  products  for                     pain
management and diabetes management. In addition, the Company is planning to develop AERx systems for the non-invasive delivery of certain other drugs, including proteins, peptides, gene vectors and small molecules.

AERx Pain Management System

  The Company is developing the AERx Pain Management System
as a                                                 non-
invasive, patient-controlled pulmonary drug delivery product for treatment of chronic and acute pain. The Company is developing and plans to commercialize this product in collaboration with SmithKline Beecham. The Company has
completed two Phase I clinical trials and commenced Phase II clinical trials of the AERx Pain Management System in
March 1998.   There  can be no assurance that these clinical
trials will be successful.

  SmithKline Beecham and Aradigm have targeted cancer pain and post-operative pain as the first two applications for the AERx Pain Management System. Among cancer patients, more than four million people worldwide suffer from pain, a majority of whom experience multiple "breakthrough" pain events each day. Breakthrough pain refers to acute
exacerbations of pain  which "breakthrough"   the
patient's  baseline   level   of                    pain
medication. In the postoperative arena, 20 million patients worldwide each year require treatment with narcotic analgesics after surgery.

  Products currently available for pain management deliver
the analgesic     substance   by  oral,  transdermal,
intravenous,
intramuscular  or  subcutaneous  routes.  Available
patient-
controlled analgesia ("PCA") products allow patients to
selfadminister  pain  medication on demand from a
microprocessorcontrolled
intravenous  infusion  pump.  PCA   systems         are
frequently  used  for  intravenous delivery  in  the
hospital
setting.  Widespread  adoption of PCA  outside  the
hospital, however,   has  been  limited  by  the
requirement       for                                an
intravenous delivery site that requires regular and
expensive maintenance.  Home use of PCA can cost as much as
$4,000  per month,  due partially to the home nursing
required to maintain the  needle site. However, there are
currently no non-invasive pain   management  products  that
can  match  the  speed                               of
intravenous administration of narcotic analgesics for rapid relief of breakthrough pain events.

  The Company believes that a patient-controlled, non-invasive drug delivery system that provides for rapid uptake of medication could significantly expand the
market  for  pain management                         in  the
outpatient  setting  and   improve                  the
management of pain in the hospital. The AERx Pain Management System is expected to have features similar to current PCA systems, but without the need for intravenous
access       and  the
resulting impairment of patient ambulation. The AERx system
is being   designed  to  be  programmed  to  allow  for
patient-
activated delivery in accordance with a physician-directed dosing program. Lock-out mechanisms being
designed     for  the
product should eliminate the risk of inappropriate dosing,
and a        patented  electronic patient identification
feature  should
prevent unauthorized use of the device. An automatically maintained dosing event diary kept by the AERx system is designed to allow the physician to closely monitor patient use. The Company believes that these features of the AERx Pain Management System, combined with the inherent speed of onset of pulmonary delivery, should provide a significant advance in pain management with important applications in both the home and hospital settings.

  The Company has completed two U.S. Phase I clinical trials covering the use of the AERx system to deliver morphine. The first study, conducted at Harris
Laboratories  in                                    Lincoln,
Nebraska, involved 16 healthy volunteers given increasing doses of morphine via the AERx system and, on separate days, intravenous injection. At all doses investigated, the speed and reproducibility of morphine delivery to the bloodstream were comparable between the AERx system and intravenous administration. The second
Phase I study, conducted                             with
12
healthy  volunteers at Massachusetts General Hospital,
showed comparable
pharmacokinetic  and  pharmacodynamic
responses
between  AERx  delivery  and  intravenous  administration
of
morphine. Based on the results obtained in these two  Phase
I
clinical trials, Aradigm initiated Phase II clinical testing in March 1998. Depending on the outcome of that Phase II testing, pivotal Phase III testing of the AERx Pain Management System for the delivery of morphine could commence in early 1999. There can be no assurance that the Company will be able to commence these clinical trials on
a timely basis                                      or  that
such trials, if commenced, will be successful.

  In   September   1997,  Aradigm  entered  into   a
product
development and commercialization agreement with SmithKline Beecham covering use of the AERx Pain Management
System  for the   delivery  of  narcotic  analgesics.  The
Company     and
SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of the agreement,
SmithKline Beecham has been granted worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, Aradigm expects to sell devices and drug packets to, and to receive royalties on sales by, SmithKline Beecham.
  Pursuant to the SmithKline Beecham agreement, Aradigm could receive approximately $30 million in milestone and product development payments and approximately $10 million
in  equity investments   by   the  time  the  first  product
from  the
collaboration is commercialized. As of December 1997, the Company had received $14.0 million of these amounts, of which $5.0 million resulted from the purchase of Aradigm Common Stock by SmithKline Beecham. In addition, as a result of its initiation of Phase II trials of the AERx Pain Management System in March 1998, the Company
qualified  to  receive  an additional   $9  million  payment
from  SmithKline   Beecham. Additional milestone payments
and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop additional AERx products which incorporate other narcotic analgesics. There can be no assurance that the Company will be able to meet the milestones under this agreement on a timely basis, if at all.

AERx Diabetes Management System

  The Company is developing the AERx Diabetes Management System to permit diabetes patients to non-invasively selfadminister insulin. The Company believes
that patients,  when provided   with   a  non-invasive
delivery   alternative                                 to
injection, will be more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. The Company has completed four clinical feasibility studies with the AERx Diabetes Management System. The Company plans to complete development of and to commercialize this system in collaboration with a pharmaceutical company and is currently in discussions with several potential collaborators. However, there can be no assurance that the Company will be able to enter into any collaboration on favorable terms or at all, or that the Company will be able to successfully commercialize this system, when and if it receives regulatory approval.

  In healthy individuals, the pancreas secretes insulin, which helps the body to regulate blood glucose levels. Patients with Type I diabetes do not have the ability to produce their own insulin and must self-inject insulin regularly to control their disease. Patients with Type II diabetes are unable to use efficiently the insulin that their body produces. While they may have some impairment in their ability to produce insulin as well, it is the defect in their ability to use insulin efficiently that leads to the addition of insulin to their treatment program. By increasing the circulating insulin concentration, the inefficiency can be partially overcome. The Diabetes Control and Complications Trial ("DCCT") study sponsored by National Institutes of Health from 1983 to 1993 indicated that insulin doses should be adjusted throughout the day in response to frequently measured blood glucose levels. The DCCT study showed that keeping blood glucose levels as close to normal as possible slows the onset and progression of eye, kidney and nerve diseases often caused by diabetes. In fact, the DCCT study demonstrated that any sustained lowering of blood glucose
levels is beneficial, even if the person has a      history
of poor blood glucose control.

  The Company believes that approximately 700,000 Americans suffer from Type I diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. According to the Center for Disease Control, as of 1997, approximately eight to nine million Americans have been diagnosed with Type II diabetes. Although most patients with Type II diabetes do not currently use insulin as part of their therapy, in aggregate they consume the majority of insulin used in the United States, due to their larger numbers. The insulin market in the United States exceeded $870 million in 1996. The direct costs associated with diabetes are estimated to be greater than $45 billion annually.
  Patients with diabetes often avoid or limit the amount of insulin therapy because of the pain and inconvenience of administering the drug by injection. The Company believes that its AERx Diabetes Management System can provide a non-invasive method for delivery of insulin that would be efficacious and reproducible. Clinical studies conducted by the Company to date have demonstrated that insulin delivered via a prototype of the AERx Diabetes Management System achieved maximum blood glucose reductions in healthy fasting volunteers in half the time required for subcutaneous insulin injections. The Company believes this more rapid onset of action could allow diabetics to dose themselves closer to mealtimes, better matching insulin levels to caloric intake. The reductions in blood glucose levels were also at least as reproducible in both magnitude and time to maximum reduction as subcutaneous injections.
  The AERx Diabetes Management System is being designed to enable patients with diabetes to comply more effectively with their insulin therapy, thereby lessening the risk of long-term complications. A clinical study conducted by the Company in healthy fasting volunteers has shown that
the   way
an
individual breathes during delivery has a significant effect on the pharmacokinetic profile of the delivered
insulin.  The Company   believes   that  its  proprietary
breath   control technology  can  be  employed in the AERx
Diabetes Management System to eliminate this potential variability as a factor in the pulmonary delivery of insulin. Standard insulin therapies presently require that doses of insulin given by injection be adjusted in increments of one international unit. The AERx Diabetes Management System is being designed to provide the same one unit dosing adjustability. The Company believes that the combined features of the AERx Diabetes Management System will allow people with diabetes to achieve more consistent and precise control over their blood glucose levels.


Additional Potential AERx Applications

  The Company is evaluating the use of AERx systems to
deliver a
variety of additional pharmaceutical compounds and has successfully evaluated a number of drugs via in vitro and in vivo feasibility studies. Aradigm has carried out 12 human clinical trials using an early prototype AERx system to  study morphine sulfate, insulin, the diagnostic agent
(99m) Tc-DTPA, and   several   partners'  proprietary
molecules   (proteins, peptides  and  a  small  molecule).
In addition, preclinical feasibility research has been carried out on a number of small molecules, proteins and non-viral gene vectors.

A partial list of compounds that have been evaluated or may be evaluated appears below:

Pharmaceutical                Biologicals
Albuterol*      Midazolam*    Alpha            Gamma
                              Interferon       Interferon
Beclomethasone* NSAIDs        Calcitonin       Gene
                                               Vectors*
Cromolyn*       Pentamidine   Condensed DNA    Growth
                                               Hormone
Fentanyl*       Sumatriptan   DNAse*           IGF-1
Levorphanol     Triamcinolone Erythropoietin*

* Indicates compounds which the Company has successfully aerosolized.

  The   Company  has  not  yet  acquired  rights  to
develop applications for any of the proprietary compounds listed above and may not pursue or be successful in acquiring such rights.

  The   Company  believes  that  the  AERx  system  may
have applicability            for   a  range  of  compounds
developed       by
pharmaceutical and biotechnology companies, including many compounds that cannot be delivered orally. Due to their large size and poor oral bioavailability, macromolecules developed by the biotechnology industry are typically developed in liquid formulations and delivered by injection. The Company believes that the AERx platform can potentially provide for improved delivery and broader applications of these therapies or potential therapies.

SmartMist Respiratory Management System

  The   Company  has  developed  and  launched  the
SmartMist Respiratory Management System to improve the effectiveness of MDIs. The SmartMist system is a hand-held, battery-operated aerosol drug delivery system for existing asthma drugs such as beclomethasone. The initial
target market is individuals  with moderate   to
severe   asthma.  By   improving   the   self-
administration of drugs via MDIs, the Company believes that these patients will be better managed, have fewer symptoms and will make fewer visits to the emergency room, resulting in improved patient care and reduced health care expenses.

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

  Of the estimated 14 million people with asthma in the United States, approximately one million people with severe asthma consume a majority of the over $5 billion which is spent annually for direct health care costs related to the treatment of asthma. Over half of those dollars is spent on hospital care, including approximately 470,000 hospitalizations and 1.5 million emergency room visits resulting from acute asthma incidents. It is believed that most
hospitalizations  for treatment   of   asthma  represent
patient   management   and compliance failures. The Company
believes that improvements in patient   management  and
compliance  could  reduce   patient utilization  of  costly
acute care and  the  overall  cost  of asthma management.

  Studies have shown that up to 70% of patients use their MDIs incorrectly and that many patients revert to incorrect technique following training. Even patients who have good technique are inconsistent in applying it. Proper technique is particularly important for patients using topical steroids, which treat the underlying inflammation that causes asthma. Unlike short-acting bronchial dilators, inhaled steroids can take six to eight weeks to effect improvement noticeable to the patient. With no immediate relief of symptoms providing feedback to the patient, there is no way for patients using topical steroids to know if they have received the intended drug dose.
  The management of asthma can also be improved by monitoring patient compliance with the prescribed therapy and recording the effect of the therapy. Peak flow, defined as the peak velocity achieved during maximum forced exhalation, is a direct indicator of large airway constriction. Measurements of peak flow can be made using commercially available electronic pulmonary function monitors. Routine peak flow measurement has been generally recommended by pulmonary specialists but many patients do not diligently take and record these measurements.
  The Company believes that its SmartMist system is capable of addressing MDI limitations, such as improper inhalation, improperly timed release of the aerosol, and the lack of information regarding patient usage and patient lung function following usage. The patient inserts a standard MDI into the SmartMist system and inhales through the mouthpiece. Indicator lights on the system switch from red to green to guide the patient to inhale slowly and evenly within a predetermined range suitable for drug delivery. When the desired flow rate is established early in the inspiratory cycle, the MDI is automatically actuated by the SmartMist system. The delivery of the medication is breath controlled, rather than manually activated, eliminating the need for the patient to coordinate pressing and breathing while using an MDI. Additionally, the SmartMist system incorporates an electronic peak flow meter, which quantitatively measures the effect of therapy when the patient exhales though a separate mouthpiece attached to the system. The peak flow rate is displayed to the patient and recorded in the internal memory of the product. Each  system can  store
approximately  90  days   of   data   for             drug
administrations, inhalation patterns and pulmonary function that can be downloaded into a computer for review by patients and health care professionals to enhance patient management and compliance.

  Aradigm has completed a radiolabeled asthma drug study that demonstrates the benefits of the breath control technology incorporated in the SmartMist system. In addition, the Company has completed two clinical studies to support market adoption of the SmartMist system. The first study, which involved 40 patients with asthma, was conducted at the University of California at San Francisco and the National Jewish Hospital in Denver to compare the technique of patients using the SmartMist system with the technique of other patients using MDIs equipped with the Technique Assessor, a research device developed by Aradigm to measure how patients actuate and inhale through conventional MDIs. This study showed that patients in the SmartMist group had significantly more MDI inhalations rated as "correct" (91% versus 46%). The second study was conducted at Northwest Asthma and Allergy in Seattle and involved 13 steroid-dependent adolescent patients with asthma. The SmartMist system was given to all 13 patients and used to evaluate patient compliance with a medication regimen and to accurately assess how reliably and accurately patients recorded this information in peak flow diaries. Although patient diaries indicated that all patients were at least 80% compliant, data recorded by the SmartMist system revealed that only five of the 13 patients studied were 80% compliant with the prescribed medication regimen.
  The SmartMist system received 510(k) clearance from the FDA in May 1996 and was launched in early 1998. The SmartMist system is currently designed to be used with the most widely prescribed MDIs, and its design may be modified to accept additional MDI designs. The suggested retail price for the Company's SmartMist system is $545 per unit. The Company is actively seeking corporate
partners for this product based  on a            strategic
decision to focus internal resources on its growing AERx opportunities and on the belief that it is unlikely the SmartMist system will achieve its potential unless it is sold as part of a broader pulmonary disease management program. To that end, the Company has initiated discussions with several potential pharmaceutical and disease management partners.

Sales and Marketing

  The  Company plans to establish collaborative
relationships, such as its agreement with SmithKline
Beecham, to develop  and commercialize  its AERx and
SmartMist products. Through  these collaborations,  Aradigm
intends  to  access  resources                  and
expertise  to conduct late stage clinical development  and
to market   and  sell  AERx  products.  The  Company's
preferred partners  will  generally  have  both  a
commercial     and   a
development presence in the target market, and will also have a commitment to grow that market via drug delivery technology.
Where consistent with its other objectives, Aradigm plans to give preference to potential partners whose pipelines contain multiple products whose value could be enhanced by the Company's AERx pulmonary drug delivery technology.

  In  order to commercialize the SmartMist system, the
Company established                             a
separate   business   unit   incorporating
manufacturing,   sales,   marketing   and   customer
service
capabilities. As well, the Company is pursuing collaborations with pharmaceutical firms, disease management companies and managed care organizations in order to develop the market for this product and to realize its potential as part of a broader pulmonary disease management program.

Manufacturing

  The Company is producing the SmartMist system with the assistance of contract manufacturers who are providing the main components and subassemblies. The
Company performs final assembly, calibration, testing and shipping at its facilities in California.

  The Company is building its own manufacturing capabilities for the production of key components of its
AERx drug delivery systems.   The  Company  plans  to
internally   produce                            the
disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. The Company also plans to perform final assembly, calibration, testing and packaging of the AERx devices currently under development using substantially the same approach as it is using to produce the SmartMist system. This manufacturing capability is expected to be established at the Company's facilities in California.

The Company believes that it is capable of producing the AERx unit-dose packets in volumes adequate to support Phase II clinical trials. The Company is developing processes and has ordered equipment that is intended to provide by the end of 1998 the ability to produce AERx drug packets in quantities sufficient for Phase III clinical trials and commercial production of the AERx Pain Management System.
  The Company anticipates making significant expenditures to provide for the high volume manufacturing required for multiple AERx products, if such products are successfully developed. There can be no assurance that the Company will be able to complete the scale-up process in a timely manner or at a commercially reasonable cost.

  Although the majority of the materials used in the SmartMist system or in Aradigm's potential AERx products are readily available from multiple sources, certain materials, including the ASICs, microprocessors, plastics and plastic laminates, are or will be available initially
only from single sources. While   the   Company  has
contingency plans for alternate suppliers, there can be no assurance that the Company could find alternate manufacturers for such components. Even if new suppliers are secured, there can be no assurance that this would not significantly reduce the Company's ability to supply product during any transition.

Competition

  The Company faces intense competition. The Company believes that its products will compete on the basis
of  dosage reproducibility,    safety,   system
efficiency,    patient convenience,  ability  to provide
compliance data and cost. Several companies are developing and marketing nebulizer, MDI and DPI devices as well as other drug delivery approaches, including aerosolization technologies. Aradigm is aware that a number of pharmaceutical and biotechnology companies and research institutions are working on the pulmonary delivery of peptide and protein dry powders. There can be no assurance that competitors will not introduce products or processes competitive with, or superior to, those under development by the Company. Many of the Company's competitors are much larger and have far greater resources than Aradigm. These competitors include companies working on developing systems for other noninvasive routes of delivery, such as oral, transdermal and intranasal administration, as well as companies working on pulmonary delivery systems. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication or may offer comparable performance at lower cost than the Company's pulmonary drug delivery systems under development.

Intellectual Property and Other Proprietary Rights

  The Company's business and competitive position is dependent upon its ability to protect its proprietary technology and avoid infringing the proprietary rights of others.

  The Company relies on patents, patent applications and trade secret law to protect its proprietary technology. As of March 1998, the Company has 28 United States patents and additional United States patent applications pending. There can be no assurance that any of the Company's patent applications will issue or, if issued, will later be found valid if challenged. Further, there can be no assurance that any issued patents, or applications which might later issue as patents, will provide the Company with a degree of market exclusivity sufficient for the Company to compete profitably against its competitors. Patents can not prevent others from developing alternative technologies which are used for aerosolized drug delivery and patent applications do not provide any exclusivity until and if they are issued as a patent. Because the general idea of aerosolized drug delivery is well established, no entity may obtain patent protection covering all forms of aerosolized delivery of all types of drugs. There can be no assurance that others have not independently developed or will not develop devices, components and methods of aerosolized drug delivery, and obtained or will obtain patents on such, which patents could be used to prevent the Company from making, using or selling its patented technology.
  The Company's success will depend on its ability to obtain patents, maintain trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents have been issued to competitors in the field of aerosolized drug delivery. These and other competitors and institutions may have applied for other patents and may obtain additional patents and proprietary rights relating to products or processes similar to those of the Company. The Company may not be able to obtain a license under any such patent and therefore could be prevented from making products or carrying out processes that may be important to the business of the Company.
  The Company has carried out and continues to carry out searches of publications, including patents and scientific papers relating to the business of the Company. These searches are supplemented by searches done by examiners in the United States Patent Office and other patent offices reviewing patent applications of the Company. Many entities are obtaining patents and publishing papers in the field of aerosolized delivery and there can be no assurance that the searches carried out by the Company have found the most relevant publications. Thus, patents may exist which would provide competitors with the ability to prevent the Company from making or selling its products. Further, existing and future patents or other publications may hinder or prevent the Company from obtaining patents or draw into question the validity of patents already issued to the Company.
  The Company's current policy is to file patent applications on what it deems to be important technological developments which might relate to products of the Company or methods of using such products. To date all inventions have originated in the United States and all patent applications were originally filed in the United
States. The Company also seeks to protect some   of   these
inventions  through  foreign                    counterpart
applications   in  selected  other  countries.   The
Company
currently has National Phase applications pending in patent offices outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Further, competitors may have obtained or could later obtain patent protection outside of the United States which would prevent the Company from making, using or selling
products   or processes  of its business in countries other
than the  United States.

The Company's policy is to require its officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. These agreements also provide that all inventions developed by the individual on behalf of the Company shall be assigned to the Company and that the individual will cooperate with the Company in connection with securing patent protection on the invention if the Company wishes to pursue such protection. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.
Government Regulation
 All medical devices and drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The regulatory clearance
process  is  generally  lengthy,               expensive
and
uncertain. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), and other federal statutes and regulations, govern or influence the development, testing,
manufacture,  labeling, storage,   approval,   advertising,
promotion,   sale                              and
distribution  of  such  products.  Failure  to   comply
with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the
manufacturers of its                           products,
including  warning  letters,  fines,  product
recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket clearance or premarket approval of medical devices and drugs or to allow the Company to enter into government supply
contracts,  withdrawals  of previously   approved  marketing
applications  and   criminal prosecutions.

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

Regulation of Medical Devices

 The  Company  is  required to file a  premarket
notification ("510(k)   notification")  submission  or
premarket approval ("PMA") application or supplement with the FDA before it begins marketing a new medical device or changes or modifies an existing device in a manner that could significantly affect the device's safety or effectiveness or changes the device's intended use.
 The FDA categorizes medical devices into one of three regulatory classifications -- Class I, II or III -- on the basis of controls deemed by the FDA to be reasonably necessary to assure their safety and effectiveness. Generally, Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to the current good manufacturing practice
("cGMP")  regulations   for   medical devices). Class II
devices are subject to general and  special controls
(e.g.,    performance    standards,    post-market
surveillance, patient registries and FDA guidelines). Class III devices, which typically are life-sustaining or lifesupporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed predicate device, are subject to
general controls and also   require   clinical  testing  to
assure   safety                                      and
effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices.

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

 In May 1996, the Company obtained 510(k) clearance from the FDA for the initial version of its SmartMist Asthma
Management System   to
guide  patient  self-administration  of   asthma
medications and compile data on drug delivery events and lung function. The Company has launched the product but is pursuing collaborations with pharmaceutical firms, disease management companies and managed care organizations in order to develop the market for this product. There can
be no assurance  that the                            Company
will  be  able  to  fully  develop  and  market
successfully  the  commercial version of the SmartMist
Asthma
Management System, or whether changes to the commercial version of the SmartMist Asthma Management
System   will necessitate the submission of a second 510(k)
notice. If the submission of a second 510(k) notice is required, there can be no assurance that clearance can be obtained in a timely manner or at all. Delays in receipt of market clearance or restrictions on the types of asthma drugs with which the SmartMist Asthma Management System can be used or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company.

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

 The  activities  required before a new drug  product  may
be marketed  in  the  United  States  include  pre-clinical
and
clinical   testing.   Preclinical  tests  include
laboratory
evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under a series of regulations called the current Good Laboratory
Practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

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

 Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed protocol. Each clinical study is conducted under the auspices of an IRB at each of the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects, informed consent requirements and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for
safety,   at   one  or  more  dosage  levels,   as   well
as
characterization   of   a   drug's   pharmacokinetic
and/or
pharmacodynamic profile. In Phase II clinical trials, in addition to safety, the efficacy of the product is usually evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed sites. All of the phases of clinical studies must be conducted in conformance with FDA's bioresearch monitoring regulations.
 A company seeking FDA approval to market a new drug, including insulin and controlled substances, must file a new drug application ("NDA") with the FDA pursuant to the FDC Act. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA includes information pertaining to
the  preparation  of   the   drug substance,
analytical  methods,  drug  product  formulation,
details on the manufacture of finished products and proposed product packaging and labeling. Submission of a NDA does not assure FDA approval for marketing. The application review process generally takes several years to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted,
adequate  and  well-controlled  clinical   studies
demonstrating efficacy with sufficient levels of statistical assurance.

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

International Scientific Advisory Board

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

         Name               Affiliation     Area of
Expertise
Peter Byron, Ph.D.       Medical College of Aerosol Science/
                         Virginia, Virginia Pharmaceutics
                         Commonwealth
                         University

Michael Cousins, M.D.    University of      Pain Management
                         Sydney, Australia

Peter Creticos, M.D.     The Johns Hopkins
Allergy/Immunology
                         University School  /Asthma
                         of Medicine

Stanley S. Davis, Ph.D.  Professor of       Drug Delivery
                          Pharmacy,
                        University of
                         Nottingham

Jeffrey Drazen, M.D.     Harvard University Pulmonary
Medicine
                       Medical School

Lorne Eltherington,      Sequoia Hospital   Pain Management
M.D., Ph.D.

Richard Kitz, M.D.       Harvard University Anesthesiology
                       Medical School,
                        Massachusetts
                         General Hospital

Lawrence M.              The Johns Hopkins
Allergy/Immunology
Lichtenstein, M.D.,      University School
Ph.D.                    of Medicine

Christopher Saudek,      The Johns Hopkins
Endocrinology
M.D.                     University School
                       of Medicine

Leigh Thompson, M.D.,    CEO, Profound
Pharmaceutical
Ph.D.                    Quality Resources, Product
                         former Chief       Development
                       Scientific
                         Officer, Eli Lilly
                         and Company

Employees

  As  of  December 31, 1997, the Company had 92 employees,
of whom   65   were  in  product  development,  seven   were
in manufacturing, eight were in sales and marketing and 12 were in business development, finance and administration. The Company believes that its future success is dependent on attracting and retaining highly-skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that the Company will continue to be able to attract and retain highcaliber employees. The Company's employees are not represented by any collective bargaining agreement. The Company considers its relations with its employees to be good.
Executive Officers of the Company
   The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1997:

       Name                Age            Position
Richard P. Thompson         46    President, Chief Executive
                                  Officer and Director
R. Jerald Beers             49    Executive Vice President,
                                  Marketing and Business
                                  Development
R. Ray Cummings             41    Vice President, Business
                                  Development
Maximillian D. Fiore        42    Vice President,
                                  Engineering
Igor Gonda, Ph.D.           50    Vice President, Research &
                                  Development
Mark A. Olbert              42    Vice President, Finance &
                                  Administration and Chief
                                  Financial Officer
Babatunde A. Otulana, M.D.  41    Vice President, Clinical
                                  Affairs
Reid M. Rubsamen, M.D.      41    Vice President, Medical
                                  Affairs, Secretary and
                                  Director


  Richard P. Thompson has been a director of the Company and has served as the Company's President and Chief Executive Officer since 1994 and was Chief Financial Officer from April 1996 until December 1996. From 1991 to 1994, he was President of LifeScan, Inc., a Johnson & Johnson Company, a medical device manufacturing and development company. Mr. Thompson was a founder of LifeScan and between 1981 and 1991 he held the positions of Vice President, Operations, and later Vice President, Sales and Marketing, at LifeScan. Mr. Thompson holds a B.S. in biological sciences from the University of California at Irvine and an M.B.A. from California Lutheran College.

  R. Jerald Beers has served as the Company's Executive Vice President, Marketing and Business Development since July 1997. From 1996 until July 1997, Mr. Beers was an independent consultant. From 1990 to 1996, Mr. Beers
held   several positions  at  Genentech,  Inc.,  a
pharmaceutical   company, including  Vice  President,
Marketing,  General  Manager   of Genentech  Canada, Inc.
and Director, Marketing Planning and Development. Mr. Beers holds a B.A. in Political Science from Brown University and an M.B.A. from the Kellogg School of Management at Northwestern University.

  R. Ray Cummings has served as the Company's Vice President, Business Development since 1995. From 1994 to
1995, he  served as         Vice   President,   Business
Development   of   Celtrix
Pharmaceuticals. From 1992 to 1994, Mr. Cummings was employed as Director, Corporate Licensing of G. D. Searle
and Company, a               pharmaceutical  company. From
1990  to  1992,  he  was  the
Director of New Business Development and Licensing of Immunex Corporation, another pharmaceutical company. Mr. Cummings holds a B.S. in biological sciences from Stanford University, an M.S. in biochemistry and molecular biology from Harvard University and an M.B.A. from University of California, Berkeley.
Mr.  Cummings  resigned from  the  Company  as  of
January 1998.
  Maximillian D. Fiore has served as the Company's Vice President, Engineering since 1994. From 1991 to 1994, Mr. Fiore served as Director of Engineering at Lifescan, Inc. From 1990 to 1991, Mr. Fiore was the IMX(TM) Business Unit Research &
Development   Manager   for   Abbott   Laboratories,
a
pharmaceuticals and medical device company. Mr. Fiore holds
a B.S.E.E.   and   a  B.S.  in  engineering  from
Northwestern University and an M.S.E.E. in bio-medical/microprocessor-based instrument design from University of Wisconsin.

  Igor   Gonda,  Ph.D.  has  served  as  the  Company's
Vice President, Research and Development since 1995. From
1992  to 1995,  Dr.  Gonda was a Senior Scientist and Group
Leader  at Genentech,  Inc. Prior to joining Genentech,
Inc.,  Dr.  Gonda was  a  Senior  Lecturer  in  the
Department  of  Pharmacy  at University  of Sydney,
Australia. Dr. Gonda holds a  B.Sc.  in chemistry  and  a
Ph.D.  in  physical  chemistry   from
the
University of Leeds, United Kingdom.

  Mark  A.  Olbert joined the Company in late  1996  as
Chief Financial
Officer   and   Vice   President,   Finance
and
Administration. Prior to joining the Company, Mr. Olbert was with Amgen Inc., a biotechnology company, where he spent six years in finance operations and was most recently the Director of Mergers & Acquisitions. Prior to joining
Amgen, Mr. Olbert held   financial  management  positions
at  Ashton-Tate
and
Atlantic Richfield. Mr. Olbert holds a B.A. in molecular biology from the State University of New York at Buffalo and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

  Babatunde A. Otulana, M.D. has served as the Company's
Vice President, Clinical Affairs since October 1997. From
1991  to 1997,  Dr.  Otulana was a Medical Reviewer in the
Division  of Pulmonary Drug Products at the Center for Drug
Evaluation  and Research,  FDA. From 1992 to 1997, Dr.
Otulana also served  as an   Assistant  Professor  of
Medicine in the Division of Pulmonary and Critical Care Medicine, Howard University
Hospital. Dr. Otulana obtained his M.D from University of Ibadan, Nigeria and completed a Pulmonary
Fellowship  at Paparuth Hospital, University of Cambridge,
United Kingdom.

  Reid M. Rubsamen, M.D., founder of the Company, has been a director of the Company and has served as the Company's
Vice President,  Medical  Affairs and  Secretary  since
1991. Dr. Rubsamen is a Board Certified anesthesiologist having received his medical training at Pacific Medical
Center, San Francisco and Massachusetts General Hospital, where in 1989 he served as Chief Resident in Anesthesia. He was also a doctoral candidate in the computer science department at the Massachusetts Institute of Technology, leaving in 1990 to found the Company. Dr. Rubsamen holds an A.B. in biochemistry and computer science from the University of California, Berkeley, and an M.S. in computer science and an M.D. from Stanford University.


Item 2.   PROPERTIES
      At  December  31,  1997,  Aradigm  leased
approximately 33,000 square feet of office space in four buildings in an office park at 26219 Eden Landing Road, Hayward, California.
In January 1998, the Company negotiated a lease for an additional 77,000 square feet of space at its current site. The Company's leases for such office space expire at various times through the year 2014. Minimum annual payments under these leases will be approximately $843,000 and $1.1 million in 1998 and 1999, respectively. The Company uses this space for general administrative, product development, clinical, manufacturing and research and development purposes. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.
Item 3.   LEGAL PROCEEDINGS
       The  Company  is  not currently a party  to  any
legal proceedings.
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
       No  matters  were submitted to a vote of the
Company's security holders during the quarter ended December
31, 1997.
                           PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
      RELATED                  STOCKHOLDER MATTERS
MARKET INFORMATION
 The Company's common stock trades on The Nasdaq National Market under the symbol "ARDM". Public trading of the common stock commenced on June 20, 1996. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share (excluding retail markup, markdowns and commissions) of the common stock  on  The  Nasdaq  National Market:
                                        HIGH      LOW
      1996
      Second quarter                 $ 11.13    $ 9.52
      (beginning June 20, 1996)
      Third quarter                    10.25      7.75
      Fourth quarter                   11.50      9.63

      1997
      First quarter                  $ 10.00    $ 8.25
      Second quarter                    9.38      5.63
      Third quarter                    14.25      5.63
      Fourth quarter                   15.13      8.13

 As  of  February  28,  1998,  there  were  approximately
181 shareholders  of  record  and approximately  1,000
beneficial holders of the Company's common stock.

DIVIDEND POLICY

 The  Company  has never paid cash dividends  on  its
capital stock  and  does not anticipate paying cash
dividends  in  the foreseeable   future,  but  intends  to
retain  its                capital
resources  for  reinvestment  in  its  business.   Any
future
determination to pay cash dividends will be at the
discretion of  the  Board  of  Directors and will be
dependent  upon  the Company's financial condition, results
of operations,  capital requirements and other such factors
as the Board of  Directors
deems relevant.
RECENT SALES
 On  October  31,  1997,  the  Company  sold  and  issued,  in reliance  on  Section 4(2) of the Securities Act of  1938,  as
amended, to SmithKline Beecham PLC 405,064 shares of the Company's common stock for an aggregate purchase price of $5,000,008.75 pursuant to a Stock Purchase Agreement, dated September 30, 1997, between the Company and SmithKline Beecham PLC. USE OF PROCEEDS
 Use of Proceeds
 (1)  The   effective  date  of  the  Company's   registration
      statement filed on Form S-1 (SEC file number 0-28402) (the "Registration Statement") for which the following information is being disclosed is June 20, 1996.

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
          Finders' Fees                                 None
          Expenses paid to or for underwriters          None
          Other expenses                             983,412 Total
          expenses                          $2,908,412

      (vi) The net offering proceeds to the Company, after deducting the total expenses above, were $24,591,588.

      (vii) Following are the uses, including amounts, of the net offering proceeds from the effective date of the
Registration Statement to the ending period of the reporting period:

          Employee wages and benefits            $10,680,575
          Office space and utilities               2,410,128
          Scientific supplies and equipment        2,773,467
          Travel and conferences                   1,331,267
          Clinical trials and contracts            4,660,943
          Professional services                    2,735,208
          Other purposes                                None

          All of the foregoing uses were direct or indirect payment to others.

      (vii) The use of proceeds described in (vii) above
          does not represent a material change in the use of proceeds described in the prospectus.


Item 6.    SELECTED FINANCIAL DATA
Years Ended    1997         1996         1995
December 31,
(In thousands,
except per
share amounts)

Statements of
Operations
Data:

Contract and   $3,685       $730         $155
license
revenues

Operating
expenses:
 Research and  12,732       7,981        3,440
development
 General and   6,732        2,958        2,334
administrative
   Total       19,464       10,939       5,774
expenses
Loss from      (15,779)     (10,209)     (5,619)
operations
Interest       1,329        1,179        206
income
Interest       (234)        (52)         (20)
expense
Net loss       $(14,684)   $(9,082)    $(5,433)

Basic and      $ (1.43)    $(1.49)     $(5.41)
diluted net
loss per share
(1)
Shares used in
computing      10,280       6,098        1,004
basic and
diluted net
loss per share
(1)

Balance Sheet
Data:

Cash, cash     $24,305      $28,534      $12,117
equivalents
and
investments
Working        15,999       23,486       11,594
capital
Total assets   30,294       30,733       13,306
Accumulated    (35,827)     (21,144)     (12,069)
deficit
Total          18,659       27,886       12,121
shareholders'
equity
Years Ended    1994        1993
December 31,
(In thousands,
except per
share amounts)

Statements of
Operations
Data:

Contract and   $125        $-
license
revenues

Operating
expenses:
 Research and  2,198       926
development
 General and   1,664       741
administrative
   Total       3,862       1,667
expenses
Loss from      (3,737)     (1,667)
operations
Interest       38          13
income
Interest       (34)        (1)
expense
Net loss       $(3,733)    $(1,655)
Basic and      $(4.40)     $(2.12)
diluted net
loss per share
(1)
Shares used in
computing      849         780
basic and
diluted net
loss per share
(1)

Balance Sheet
Data:

Cash, cash     $6,087     $1,932
equivalents
and
investments
Working        5,739       1,781
capital
Total assets   6,343       2,055
Accumulated    (6,636)     (2,903)
deficit
Total          5,960       1,888
shareholders'
equity



(1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing basic and diluted net loss per share.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
       The following discussion of the financial condition
and results  of  operations  of  the Company  should  be
read  in conjunction  with  the Financial Statements  and
the  related Notes thereto included elsewhere in this Form
10-K. Except for historical  information contained herein,
the  discussion  in this  section contains forward-looking
statements,  including, without limitation, statements
regarding timing and results of clinical  trials,  the
establishment of corporate  partnering arrangements, the
anticipated commercial introduction  of  the Company's
products  and  the timing  of  the  Company's  cash
requirements. These forward-looking statements involve
certain risks                                and
uncertainties that could cause actual  results  to
differ   materially   from  those  in   such   forward-
looking
statements.    Potential  risks  and  uncertainties
include, without limitation, those mentioned in this report and in particular, the factors described in
Part  II,  under  the heading "Risk Factors".

Overview

      Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems.
As  of December  31, 1997, the Company had an accumulated
deficit  of $35.8                             million.  The
Company  has  been  unprofitable  since
inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production
capabilities.  To date, Aradigm has  not sold          any
products   and  does  not  anticipate   receiving
significant  revenue from products in 1998.   The  sources
of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

Results of Operations

     Years Ended December 31, 1997, 1996 and 1995

     Contract  and  License  Revenue.   The  Company
reported revenues from contracts and license fees of $3.7 million in 1997 compared to $730,000 in 1996 and $155,000 in 1995. The increase  in  1997 revenue was due primarily to a
development and
commercialization  agreement  that  was  executed   with
SmithKline   Beecham  in  September  1997   to   develop
and
commercialize  a  pulmonary  delivery  system  for
providing breakthrough pain relief using narcotic
analgesics.  Under the terms                  of  the
agreement,  Aradigm  could  receive          up        to
approximately  $30  million  in  milestones  and
development
payments by the time the first product is commercialized. Additional milestones and development costs would be paid if SmithKline Beecham and Aradigm decided to develop additional narcotic analgesics for delivery with
the AERx Pain Management System.               Included in
1996 revenues were $500,000 of license fees from a human clinical feasibility testing agreement and $230,000 of contract research revenues. 1995 revenues were derived entirely from contract research agreements.

     Research   and   Development  Expenses.    Research
and
development expenses have increased each year since the Company's inception; these expenses were $12.7 million in 1997 compared to $8.0 million in 1996 and
$3.4  million  in
1995.    Research and development expenses in 1997,  1996
and 1995   represented  65%,  73%  and  60%  of  total
expenses, respectively.   Research  and  development
expenses in 1997 increased by 60% over 1996, attributable primarily to hiring of additional scientific personnel and expenses associated with the expansion of research and
development efforts on  the AERx  system.   Research  and
development expenses in 1996 increased by 132% over 1995, similarly attributable to hiring additional scientific personnel, increased costs associated with the expansion of research and development efforts on the AERx and SmartMist systems and initiation of additional clinical testing of the AERx and SmartMist systems.
     These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes.
The  Company  expects  research  and  development
spending to increase significantly over the next few years as the Company continues to expand its research and development activities
to   support   current   and   potential   future
collaborations and initiates commercial manufacturing of the AERx system

     General   and   Administrative  Expenses.   General
and
administrative expenses were $6.7 million in 1997 compared
to $3.0  million in 1996 and $2.3 million in 1995.   General
and administrative expenses increased by 128% in 1997 compared to 1996 and 27% in 1996 compared to 1995, attributable primarily to support of the Company's increased research efforts, additional
facilities   expense,  administrative   staffing,
business development and marketing activities. The Company expects to incur greater general and administrative expenses in the future as it expands its operations and increases its efforts to develop collaborative relationships with corporate partners.

     Interest  Income.   Interest  income  increased  to
$1.3 million in 1997 from $1.2 million in 1996 and $206,000 in 1995. Interest income in 1997 was consistent with that in 1996 due to similar average cash balances during those two years. Interest income increased significantly in 1996 compared to 1995 primarily due to increased average cash balances in 1996 resulting from the sales of preferred stock in December 1995 and common stock in June 1996 in conjunction with the Company's initial public offering.

     Interest Expense.  Interest expense was $234,000 in
1997 compared  to  $52,000  in  1996 and $20,000  in  1995.
These increases  resulted primarily from higher outstanding
capital lease   and   equipment  loan  balances  under  the
Company's equipment lines of credit.

     Net Operating Loss Tax Carryforwards. As of December 31, 1997, the Company had federal net operating loss tax
carryforwards   of   approximately   $35.0   million.
These carryforwards will expire beginning in the year 2006. Utilization of net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided for by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Liquidity and Capital Resources

      The  Company has financed its operations since
inception primarily  through private placements and public
offerings  of its  capital  stock,  proceeds from
financings  of  equipment acquisitions, contract research
revenue and interest earned on investments. As of December
31, 1997, the Company had received approximately $54.0
million in net proceeds from sales of  its capital  stock.
The Company also has a $5.0 million equipment line  of
credit, of which approximately $2.9 million  remains
available  for  purchases  through  September  1998.   As
of
December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $24.3 million.

      Net cash used in operating activities in 1997, was $7.8 million compared to $7.1 million in 1996. This increase resulted
primarily  from  an  increase  in   net              loss
of
$5.6 million and increases in current assets, largely offset by net increases in accrued liabilities and deferred revenue. Net cash used in operating activities in 1996 was $7.1 million compared to $5.2 million in 1995. This increase resulted primarily from an increase in net loss of $3.6 million partially offset by an increase in accrued liabilities and accounts payable reduced by a net increase in current assets.

      Net  cash provided by investing activities in  1997
was $737,000  compared  to $10.8 million net cash  used  in
1996. This increase resulted primarily from the Company's
receipt of net  proceeds from investment maturities
partially  offset  by expenditures  made for capital
equipment.  Net  cash  used  in investing  activities in
1996 was $10.8  million  compared  to $535,000  in   1995.
The increase resulted primarily from the Company's net purchase of investments and additional capital expenditures.

      Net cash provided by financing activities in 1997 was $6.4 million primarily from the receipt of proceeds from equipment loans and issuances of common stock partially offset by repayment of capital lease obligations. Net cash provided by financing activities in 1996 of $24.3 million  was  due primarily  to  the receipt of net proceeds
from the  Company's initial  public  offering.   Net cash
provided by financing activities for 1995 was $11.7 million, primarily a result of $11.6 million in net proceeds from the issuance of preferred stock.

      The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products
and to bring  any such   products  to  market.   The
Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale up of the Company's production technologies, the cost involved in preparing, filing, prosecuting maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

     The Company expects that its existing capital resources, committed funding from its existing corporate partnership with SmithKline Beecham and projected interest income will enable the Company to maintain current and planned operations through at  least  1998.  However, there can be no assurance that
the
Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding
preclinical  and  clinical  trials, manufacturing    scale-
up    in    connection                            with
the
commercialization  of the SmartMist system, and
manufacturing capacity   for   preclinical,   clinical   and
full    scale
manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are
raised         by  issuing  equity  securities,  dilution
to
shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through
arrangements   with
collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can
accommodate  this date  value.                   In  brief,
many existing  application  software
products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the
Company is prepared for  the  year 2000.   Management does
not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

Risk Factors

      Except for historical information contained herein,
the discussion    in   this   section   contains   forward-
looking statements,   including,   without   limitation,
statements regarding   timing  and  results  of  clinical
trials,                                          the
establishment   of  corporate  partnering  arrangements,
the
anticipated commercial introduction of the Company's
products and  the  timing  of  the Company's cash
requirements.  These forward-looking   statements   involve
certain   risks
and
uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

Early Stage of Company

     Aradigm, incorporated in January 1991, is in an early stage of development, has a limited history of operations and has generated only limited revenues to date. The Company has only one product, the SmartMist Respiratory Management System, cleared for commercial sale, and virtually all of its
potential products are in an early stage of research or development. There can be no assurance that the Company's research and development efforts will be successful, that any potential products will be proven safe and effective, that regulatory clearance or approval for the sale of any of its potential products will be obtained or that the SmartMist system or any of the Company's potential
products  can                                        be
manufactured in commercial quantities or at an acceptable cost or marketed successfully.

History of Losses; Anticipated Future Losses

     The Company has not been profitable since inception and, through December 31, 1997, has incurred a cumulative
deficit of          approximately  $35.8  million.  The
Company  expects                                     to
continue to incur substantial losses over at least the next several years as the Company's research and
development efforts,   preclinical   and  clinical   testing
activities, marketing and manufacturing scale-up efforts expand and as the Company plans and builds its late stage clinical and early commercial production capabilities. To achieve and sustain profitable operations, the Company,
alone or with others, must successfully   market  and  sell
the  SmartMist   Respiratory Management System and develop,
obtain regulatory approval for, manufacture, introduce, market and sell products utilizing the Company's AERx technologies. There can be no assurance that the Company can generate sufficient product revenue to become profitable or to sustain profitability.

Uncertainty of Successful Product Development

     The  Company's  AERx systems are at  an  early  stage
of
development   and  are  being  tested  using  patient-
operated prototypes.   The                           AERx
systems  will  require   substantial
additional development, preclinical and clinical testing and investment before they can be commercialized. To further develop its AERx systems, the Company must address many engineering and design issues, including ensuring that the device has the ability to deliver a
reproducible  amount                                   of
drug into the bloodstream and can be manufactured successfully as a hand-held system. No assurance can be
made  that  the Company   will  be  successful  in
addressing  these  design, engineering   and  manufacturing
issues.  Additionally,                                 the
Company may need to formulate and will need to package drugs for delivery by its AERx systems. There can be no assurance that the Company will be able to successfully formulate and package such drugs. The Company will need to
demonstrate  that drugs   delivered  by  its  AERx  systems
remain   safe                                        and
efficacious and that over time and under differing storage conditions, such drugs will not be subject to
physical                                             or
chemical instability or other problems that would prohibit the AERx systems from being commercially viable. While development efforts are at different stages for different products, there can be no assurance that the Company will be successful in any of its product development efforts, or that the Company will not abandon some or all of its
proposed products. Failure                             by
the Company to successfully develop its potential products in a timely manner would have a material adverse effect on the Company.

Uncertainty of Successful Product Commercialization

     The Company's success in commercializing its products will be dependent upon many factors, including
acceptance                                           by
health care professionals and patients. Acceptance of the Company's products will largely depend on demonstrating that the Company's products are competitive with alternate delivery systems with respect to safety, efficacy, ease of  use  and price.  The  Company believes that market
acceptance  of  its SmartMist   system  will  depend
largely  upon  health                                care
professionals  and  third-party payors  determining  that
the
SmartMist system offers medical and economic benefits over existing asthma therapies. In addition, the SmartMist system is specifically designed for the canisters currently used by some of the leading manufacturers of MDIs. If, among other things, manufacturers decide to change the dimensions of their canisters, the Company could be adversely affected. Moreover, MDIs use chlorofluorocarbons
("CFCs") as a propellant for  the medication.   The
Company  is  aware  of   initiatives   and international
agreements to ban CFCs, which could have an adverse effect on the Company. In order to commercialize the SmartMist system, the company is pursuing collaborations with pharmaceutical firms, disease management companies and managed care organizations in order to develop the market for this product and to realize its potential as part of a broader disease management program. There can be no assurance that the SmartMist system or the Company's products in development will prove competitive or that the Company will be successful in taking products from their current state of development to commercial introduction or success. Failure by the Company to successfully commercialize its potential products in a timely manner would have a material adverse effect on the Company.

Dependence Upon Collaborative Partners and Need for Additional Collaborative Partners
     The Company's commercialization strategy is dependent, in part, on the Company's ability to enter into agreements with collaborative partners. The Company's ability to successfully develop and commercialize its first AERx system, the AERx Pain Management System, is dependent on the Company's corporate partnership with SmithKline Beecham. SmithKline Beecham has agreed to undertake certain collaborative activities with the Company, fund research and development activities with the Company, make certain payments to the Company upon achievement of certain milestones and pay royalties to the Company if and when a product is commercialized. If SmithKline Beecham fails to conduct these collaborative activities in a timely manner
or   at  all,  the  preclinical  or  clinical  development
or
commercialization of the AERx Pain Management System will be delayed. In addition, the agreement may be terminated  by SmithKline  Beecham  and  there  can  be  no
assurance    that
development and milestone payments will be received. Should the Company fail to receive development funds or achieve milestones set forth in the agreement, or should SmithKline Beecham breach or terminate the agreement, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company will need to enter into additional agreements with corporate partners to conduct the clinical trials, manufacturing, marketing and sales necessary to commercialize its other potential products. In addition, the Company's ability to apply the AERx system to any proprietary drugs, including new drugs, biotechnology drugs or established drugs in proprietary formulations, will depend on the Company's ability to establish and maintain corporate partnerships or other
collaborative  arrangements  with   the   holders   of
proprietary rights to such drugs. There can be no assurance that the Company will be able to establish such
additional corporate   partnerships  or  collaborative
arrangements   on favorable terms or at all, or that its
existing or any future corporate partnerships or collaborative arrangements will be successful. In addition, there can be no assurance that existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors. There can be no assurance that disputes will not arise in the future with the Company's existing or future corporate partners or collaborators, and any such disagreements could lead to delays in the research, development or commercialization of any potential products or result in litigation or arbitration which would be time consuming and expensive. Should any corporate partner or collaborator fail to develop or commercialize successfully any product to which it has obtained rights from the Company, the
Company's   business,  financial  condition  and  results
of
operations may be materially adversely affected.

Limited Manufacturing Experience

     The Company has only limited experience in
manufacturing. To                                    date,
the   Company  has  scaled-up  its  manufacturing
capabilities to support the product launch of the SmartMist system. In the event the SmartMist system achieves market acceptance, the Company will need to further increase its current manufacturing capacity. In addition, the Company is in the process of increasing the production of disposable drug packets for the AERx system for later stage clinical trials. The Company anticipates making significant expenditures to attempt to provide for the high volume manufacturing required for multiple AERx products, if such products are successfully developed.
There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up, or that any such scale-up can be achieved in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent late stage clinical testing and commercialization of the Company's products. The Company's manufacturing facilities and those of its contract manufacturers will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities must comply with good manufacturing practice ("GMP") requirements of the FDA. There can be no assurance the Company will satisfy such regulatory requirements and any failure to satisfy GMP and other requirements could have a material adverse effect on the Company.

     The Company uses contract manufacturers to produce key components, assemblies and subassemblies for its SmartMist devices and intends to use contract manufacturers in a similar way in connection with clinical and commercial manufacturing of its AERx devices. There can be no assurance that Aradigm will be able to enter into or maintain satisfactory contract manufacturing arrangements. Certain components of Aradigm's current and potential products are or will be available initially only from single sources. While the Company has contingency plans for alternate suppliers, there can be no assurance that the Company could find alternate suppliers for such components. Even if new suppliers are secured, there can be no assurance that this would not significantly reduce or eliminate the Company's ability to supply product during any transition. A delay of or interruption in production could have a material adverse effect on the Company's business, financial condition and results of operations.

Future Capital Needs; Uncertainty of Additional Funding

     The   Company's   operations  to   date   have
consumed substantial and increasing amounts of cash. The
negative  cash flow   from  operations  is  expected  to
continue   in the
foreseeable   future.  The  development   of   the
Company's
technology and proposed products will require a commitment of substantial funds. In addition, costly and time-consuming research and preclinical and clinical testing activities must be conducted to develop, refine and commercialize such technology and proposed products. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of the Company's production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

     The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financings  of  equipment acquisitions, contract research
revenue and interest earned on investments.   The  Company
anticipates  that  its   existing resources,  anticipated
payments from its existing corporate partners and projected interest income, will enable the Company to maintain its current and planned operations through 1998. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Dependence Upon Proprietary Technology; Uncertainty of
Patents and Proprietary Technology

     The field of aerosolized drug delivery is crowded and a substantial number of patents have been issued in this field. Competitors and institutions may have applied for  other patents  and  may  obtain additional patents  and proprietary rights relating to products or processes competitive with those of the Company. Patents or other publications may hinder or prevent the Company from obtaining patent protection being sought or draw into question the validity of patents already issued to the Company. In addition, patents issued to others might provide competitors with the ability to prevent the Company from making its products or carrying out processes necessary for use of its products. The Company may not be able to obtain a license under any such patent and may thereby be prevented from making products or carrying out processes which are important or essential to the business of the Company. Although issued patents are presumed valid under federal law, none of the patents of the Company has been challenged in litigation. There can be no assurance that any of such patents will be found valid if challenged. There also can be no assurance that any of the applications will issue or if issued will later be found valid if challenged. Further, there can be no assurance that any issued patents or applications which might later issue as patents will provide the Company with a degree of market exclusivity sufficient for the Company to profitably compete against its competitors. Pending United
States applications are maintained in secret until they are issued as patents and as such can not be searched by the Company. There may be pending applications which will later issue as patents which will create infringement issues for the Company. Further, patents already issued to the Company or applications of the Company which are pending may become involved in interferences that could be resolved in favor of competitors of the Company and involve the expenditure of substantial financial and human resources of the Company.
     Company policy is to require its officers, employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of their relationships with the Company. There
can  be  no  assurance, however,                     that
these  agreements  will  provide   meaningful
protection for the Company's inventions, trade secrets or other proprietary information in the event of unauthorized use or
disclosure  of  such  information.  Violations  of   such
agreements   are   difficult  to  police.  See   "Business
_ Intellectual Property and Other Proprietary Rights."

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

     There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company. Moreover, regulatory clearances or approvals for products such as medical devices and new drugs, even if granted, may include significant limitations on the uses for which such products may be marketed. Certain changes to marketed medical devices and new drugs are subject to additional FDA review and clearance or approval. There can be no assurance that any clearances or approvals that are required,  once  obtained,  will  not  be  withdrawn  or
that compliance   with   other  regulatory  requirements
can        be
maintained. Further, failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of FDA to grant premarket clearance or premarket approval of medical devices and drugs or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.
     The  Company received 510(k) clearance from  the  FDA
in 1996   for   the  SmartMist  system.  The  Company  has
made modifications   to  the  SmartMist  system   since
receiving clearance, which the Company believes do not require the submission of new 510(k) notifications to the FDA. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any modification to the SmartMist system, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA, which could have a material adverse effect on the Company.
     The Company may also be subject to certain user fees that the FDA is authorized to collect under the Prescription Drug User Fees Act of 1992 for certain drugs, including insulin and morphine. This act expired on September 30, 1997, and legislation to reauthorize it has been passed by the House and Senate. It must be reconciled in a House-Senate conference and signed by the President to become law.

     Before the Company can file for regulatory approvals for the commercial sale of the Company's potential AERx products, the FDA will require extensive preclinical and clinical testing to demonstrate the safety and efficacy of such potential products. To date, the Company has tested an early prototype patient-operated version of the AERx Pain Management System with morphine on a limited number of healthy volunteers in Phase I clinical trials in the United States. Failure of the Company to progress to more advanced clinical trials would have a material adverse effect on the Company. There can be no assurance that the Company will be able to manufacture sufficient quantities of the disposable unit-dose packets to support any future clinical trials of the AERx system, or that the design requirements of the AERx system will make it feasible for development beyond the prototype currently being used.

     The timing of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient recruitment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current trials or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

     The Company also is developing applications of its AERx system for the delivery of insulin and other compounds. These applications are in an early stage of development
and  the regulatory   requirements  associated   with
obtaining   the
necessary   marketing  approvals  from  the  FDA   and
other
regulatory agencies are not known. There can be no assurance that these applications of the AERx system will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all. Although the Company believes the data regarding the Company's potential products is encouraging, the results of initial preclinical and clinical testing of the products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain
regulatory approvals. Companies  in the   medical   device,
pharmaceutical   and   biotechnology industries  have
suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.
     In addition, due to limited experience with chronic administration of drugs delivered via the lung for systemic effect, the FDA may require clinical data to demonstrate that such chronic administration is safe. There can be no assurance that the Company will be able to present such data in a timely manner, or at all.
     The  FDA  and  other regulatory agency  requirements
for manufacturing,   product  testing  and  marketing   can
vary depending upon whether the product is a medical device or a drug. Manufacturers of medical devices and drugs also are required to comply with the applicable GMP requirements, which relate to product testing and quality assurance as well as the corresponding maintenance of records and documentation. There can be no assurance that the Company will be able to comply with the applicable GMP and other FDA regulatory requirements as it scales up its manufacturing operations. Such failure could have a material adverse effect on the Company.
     In addition, in order for the Company to market its products in Europe and in certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory approvals and
clearances  and  otherwise comply   with  extensive
regulations  regarding  safety                         and
quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals, or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because   the  Company's  AERx  Pain  Management
System clinical studies involve morphine, the Company is registered with the Drug Enforcement Agency ("DEA") and its facilities are subject to inspection and DEA export, import, security and production quota requirements. There can be no assurance that the Company will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not have a material adverse effect on the Company.

Highly Competitive Markets; Risk of Alternative Therapies

     The  medical  device,  pharmaceutical  and
biotechnology industries are highly competitive and rapidly evolving. The Company's success will depend on its ability to successfully develop products and technologies for pulmonary drug delivery. If a competing company were to develop or acquire rights to a better pulmonary delivery device, the
Company  could                                 be
materially and adversely affected.

     The   Company  is  in  competition  with
pharmaceutical, biotechnology and drug delivery companies and other entities engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and
developing  injectable  drugs.   The Company is aware of a
number of companies currently seeking to develop
new   products  and  non-invasive  alternatives to
injectable drug delivery, including oral, intranasal and transdermal delivery systems and colonic absorption systems. The Company also is aware of other companies currently engaged in the development and commercialization
of  pulmonary  drug delivery   systems  and  enhanced
injectable  drug                               delivery
systems.  Many  of  the  Company's  competitors  have
greater research                                      and
development    capabilities,    experience,
manufacturing,  marketing,  sales,  financial  and
managerial resources                            than   the
Company  and  represent   significant
competition for the Company. Acquisitions of competing drug delivery companies by large pharmaceutical companies or partnering arrangements between such companies could enhance competitors' financial, marketing and other resources. The Company's competitors may succeed in developing competing technologies, obtaining FDA approval for products more rapidly than the Company and gaining greater market acceptance of their products than the Company's products. There can be no assurance that
developments by others will not render some  or all   of
the Company's proposed products or technologies uncompetitive or obsolete, which would have a material adverse effect on the Company.

Dependence on Key Personnel

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

Exposure to Product Liability

     The   research,  development  and  commercialization
of
medical  devices and therapeutic products entails
significant product                             liability
risks.  If  the  Company   succeeds            in
commercializing products using the SmartMist system or the AERx system and if it succeeds in developing additional devices and new products, the use of such products in clinical trials and the commercial sale of such products may expose the Company to liability claims. These claims might be made directly by consumers or by pharmaceutical companies or others selling such products. Companies often address the exposure of such risk by obtaining product liability insurance. Although the
Company currently maintains limited product liability insurance, there can be no assurance that the Company will be able to obtain additional or maintain existing insurance on acceptable terms, or at all, or in amounts sufficient to protect the Company. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect on the Company's business. Uncertainty Related to Third-Party Reimbursement
     In both domestic and foreign markets, sales of the Company's current and potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and costeffectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that any of the Company's current and potential products will be reimbursable by third-party payors. In addition, there can be no assurance that the Company's current and potential products will be considered cost-effective or that adequate third-party reimbursement will be available to enable Aradigm to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's current and potential products are approved for marketing and any such changes could further limit reimbursement.
Hazardous Materials
     The  Company's operations involve the controlled  use
of hazardous   materials,  chemicals  and   various
radioactive compounds.  Although  the  Company believes
that  its  safety procedures for handling and disposing of
such materials comply with   the
standards  prescribed  by   state   and   federal
regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company.

Possible Volatility of Stock Price

     The market prices for securities of many companies, including the Company, engaged in pharmaceutical development activities historically have been highly volatile and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Prices for the Company's Common Stock may be influenced by many factors, including investor perception of the Company, fluctuations in the Company's operating results and market conditions relating to the pharmaceutical industry. In addition, announcements of technological innovations or new commercial products by the Company or its competitors, delays in the development or approval of the Company's product candidates, developments or disputes concerning patent or
proprietary  rights,  publicity regarding   actual  or
potential  developments  relating                      to
products under development by the Company or its competitors, regulatory developments in both the United
States and  foreign countries,                       public
concern  as  to  the   safety                        of
drug
technologies and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the Common

Stock.  Finally, future sales of substantial amounts of
Common Stock by existing shareholders could also adversely affect the prevailing price of the Common Stock. In the past,  following periods  of  volatility in the market
price  of  a  company's securities, class action securities
litigation has often  been
instituted   against  such  a  company.  Any  such  litigation
instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

      We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period
ended December  31, 1997.                  These financial
statements are the responsibility of  the
Company's  management.   Our responsibility  is  to  express
an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain
reasonable assurance about whether   the financial  statements
are  free   of   material
misstatement.   An audit includes examining, on  a  test
basis,
evidence supporting the amounts and disclosures in the
financial statements.   An  audit also includes assessing  the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               ERNST & YOUNG
LLP
Palo Alto, California
February 6, 1998

                      Aradigm Corporation

                        Balance Sheets
               (In thousands, except share data)

                                           December 31,
                                         1997        1996
  Assets
  Current assets:
   Cash and cash equivalents           $15,517     $17,454
   Short-term investments                8,788       8,078
   Receivables                             261           -
   Inventories                             520           -
   Other current assets                    409         451
     Total current assets               25,495      25,983

 Investments                                -       3,002
 Property and equipment, net            4,417       1,453
 Notes receivable from officers           303         220
 Other assets                              79          75
    Total assets                      $30,294     $30,733
 Liabilities and shareholders'                   equity
 Current liabilities:
  Accounts payable                    $ 1,505     $   601
  Accrued clinical and other                -         899
  studies
  Accrued compensation                    728         280
  Deferred revenue                      6,339         169
  Other accrued liabilities               342         279
  Current portion of capital lease
  obligations                             582         269
     and equipment loans
    Total current liabilities           9,496       2,497

 Noncurrent portion of capital
  lease obligations                     2,139         350
     and equipment loans

 Commitments and contingencies

 Shareholders' equity:
 Preferred stock, no par value;                  5,000,000
  shares authorized; no           -                     -
  shares  issued or outstanding
 Common stock, no par value,                     40,000,000
  shares authorized;
issued and outstanding shares:       54,976      49,821
1997 - 10,632,133; 1996 -
  10,214,054
  Shareholder notes receivable          (386)        (483)
  Deferred compensation                 (104)        (308)
  Accumulated deficit                 (35,827)    (21,144)
    Total shareholders' equity         18,659      27,886
    Total liabilities and             $30,294    $30,733
  shareholders' equity



                      Aradigm Corporation
                   Statements of Operations
        (In thousands, except share and per share data)



                           Years ended December 31, 1997
                        1996        1995


Contract and license  $  3,685    $   730      $  155
  revenues

Expenses:
  Research and       12,732       7,981         3,440
  development
  General and        6,732        2,958         2,334
  administrative
    Total expenses   19,464       10,939        5,774

Loss from operations (15,779)     (10,209)    (5,619)

 Interest income      1,329        1,179           206
 Interest expense     (234)        (52)           (20)
   Net loss           $(14,684)   $(9,082)   $ (5,433)

   Basic and diluted     $(1.43)   $(1.49)    $(5.41)
   net loss per
   share
 Shares used in
  computing basic    10,280,091   6,098,038   1,004,133
   and diluted net
   loss per share



                 Aradigm Corporation
          Statement of Shareholders' Equity
          (In thousands, except share data)


                  Preferred Stock     Common Stock
                   Shares    Amount   Shares   Amount
Balances at      3,503,458  $12,566  936,679   $  114
December 31,
1994
Issuance of      -              -    397,375      156
common stock
Repurchase of    -              -    (7,029)      (3)
common stock
Repayment of     -              -         -         -
notes
receivable
Issuance of
Series E        2,108,452  11,553        -         -
convertible
preferred
stock
Net loss         -              -         -         -

Balances at      5,611,910  24,119   1,327,025      267
December 31,
1995
Issuance of      -              -    662,629      350
common stock
Repurchase of    -              -    (2,766)      (1)
common stock
Issuance of
common stock
upon           (5,611,910) (24,119)  5,727,166   24,119
conversion of
preferred
stock and
warrants,  net
Issuance of      -              -    2,500,000   24,591
common stock
Deferred         -              -         -       495
compensation
Amortization of  -              -         -         -
deferred
compensation
Net change in    -              -         -         -
unrealized
gain (loss) on
available-for-
sale
investments
Net loss         -              -         -         -
Balances at      -              -   10,214,054   49,821
December 31,
1996
Issuance of      -              -    432,513    5,164
common stock
Repurchase of    -              -    (14,434)     (9)
common stock
Repayment of     -              -         -         -
shareholder
notes
Amortization of  -              -         -         -
deferred
compensation
Net change in    -               -        -         -
unrealized
gain (loss) on
available-for-
sale
investments
Net loss         -              -         -         -

Balances at      -          $   -    10,632,133   $54,976
December 31,
1997


                    Aradigm Corporation
               Statement of Shareholders' Equity
                        (continued)
               (In thousands, except share data)

               Share-                         Total
               holder    Deferred   Accumu-   Share-
               Notes     Compen-    lated     holders
               Receiv-   sation    Deficit   Equity able

Balances at      $(84)  $   -   $(6,636)  $ 5,960
December 31,
1994
Issuance of      (143)      -         -         13
common stock
Repurchase of       3       -         -         -
common stock
Repayment of       28       -         -        28
notes
receivable
Issuance of
Series E             -       -         -    11,553
convertible
preferred
stock
Net loss           -       -     (5,433)   (5,433)

Balances at      (196)      -   (12,069)   12,121
December 31,
1995
Issuance of      (288)      -         -        62
common stock
Repurchase of       1       -         -         -
common stock
Issuance of
common stock
upon               -       -         -         -
conversion of
preferred
stock and
warrants,
net
Issuance of         -       -         -    24,591
common stock
Deferred            -   (495)         -         -
compensation
Amortization        -     187         -       187
of deferred
compensation
Net change in       -       -         7         7
unrealized
gain (loss)
on available-
for-sale
investments
Net loss            -       -   (9,082)   (9,082)

Balances at      (483)  (308)   (21,144)   27,886
DecemberE31,
1996
Issuance of         -       -         -     5,164
common stock
Repurchase of       9       -         -         -
common stock
Repayment of       88       -         -        88
shareholder
notes
Amortization        -     204         -       204
of deferred
compensation
Net change in       -       -         1        1
unrealized
gain (loss)
on available-
for-sale
investments
Net loss            -       -   (14,684)  (14,684)


Balances at      $(386) $(104)  $(35,827)   $18,659
December 31,
1997


                     Aradigm Corporation
                   Statements of Cash Flows
                        (In thousands)


                        Years ended December 31,
                        1997          1996          1995

Cash flows from
operating activities
Net loss              $(14,684)     $(9,082)     $(5,433)

Adjustments to
reconcile net loss
to net cash used in
operating
activities:
Depreciation and          691          389         193
amortization
Amortization of           204           187          -
deferred
compensation
Loss on disposal of         -           -          18
property and
equipment
Loss on sale-               -           -          95
leaseback
transaction
Changes in operating
assets and
liabilities:
Receivables              (261)          260       (260)

Inventories and          (478)         (376)      (39)
other current assets
Other assets               (4)          (8)        (59)

Accounts payable         904            426        (40)

Accrued liabilities    (388)          1,172         118

Deferred revenue      6,170             (61)         230

Cash used in         (7,846)          (7,093)     (5,177)
operating activities


Cash flows from
investing activities
Capital expenditures  (2,756)           (811)       (535)

Purchases of        (27,278)        (191,767)
available-for-sale
investments
Proceeds from         29,571         180,694
maturities of
available-for-sale
investments
Cash used in         (463)          (11,884)        (535)
investing activities

Cash flows from
financing activities
Proceeds from         -                 -           11,553
issuance of
preferred stock
Proceeds from        5,164           24,653          13
issuance of common
stock, net
Proceeds from           88               -            28
repayments of
shareholder notes
Proceeds from sale
of equipment in sale-     -             -             390
leaseback
transaction
Notes receivable       (83)             (69)         (151)
from officers
Proceeds from        1,437                 -           -
equipment loans
Payments on lease    (234)              (270)         (91)
obligations and
equipment loans
Cash provided by      6,372            24,314      11,742
financing activities


Net (decrease)       (1,937)            5,337      6,030
increase in cash and
cash equivalents
Cash and cash         17,454            12,117     6,087
equivalents at
beginning of year
Cash and cash       $ 15,517          $17,454      $12,117
equivalents at end
of year

Supplemental
investing and
financing activities
Common stock issued   $     -    $   288      $  143
in exchange for
notes receivable
Common stock
repurchased upon      $     9    $     1      $  3
cancellation of
shareholder notes
Acquisition of        $   899    $   395      $  585
equipment under
capital leases
Aradigm Corporation Notes to Financial Statements
December 31, 1997

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation
Aradigm Corporation (the OCompanyO) was incorporated in California. Through June 1997, prior to the signing of the Company's collaborative agreement with SmithKline Beecham (see
Note 7), the Company was in the development stage. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation and Amortization
The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets, generally four to seven years. Machinery and equipment acquired under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvement.

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

Net Loss Per Share
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

Net loss per share for 1996 and 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB
98"). Under SAB 98, certain shares of common stock and options to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64 and 83 are now excluded from the computation.

The following pro forma per share data, as adjusted, is provided to show the calculation on a consistent basis for 1997, 1996 and 1995. It has been computed as described above, but includes the retroactive effect from the date of issuance of the conversion of convertible preferred stock to common shares upon the closing of the Company's initial public offering in June 1996.

A   reconciliation  of  shares  used  in  the  calculation  of historical and pro forma, as adjusted, basic and diluted net loss per share follows:
                                   Year ended December 31, 1997
                                 1996                    1995
Net loss                        $(14,684)   $(9,082)    $(5,433)


Basic and Diluted
Weighted average common shares
outstanding used in computing
basic and diluted net loss    10,280,091  6,098,038   1,004,133
per share
Basic and diluted net loss per  $  (1.43)  $(1.49)    $(5.41)
share

Pro  Forma  Basic and Diluted,
as adjusted
Shares used in computing basic
and diluted net loss per      10,280,091  6,098,038   1,004,133
share
Adjusted to reflect the effect        -    2,529,456   3,503,468
of the assumed conversion of
preferred stock
Shares used in computing pro
forma basic and diluted net   10,280,091   8,627,494   4,507,601
loss per share, as adjusted
Pro forma basic and diluted
net loss per share, as         $  (1.43)  $(1.05)      $(1.21)
adjusted

Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 222,031 shares related to outstanding options and warrants not included above (as determined using the treasury stock method).

Employee Benefit Plans
The Company has a 401(k) Plan which stipulates that all full time employees with at least three months of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 20% of salary on a pretax basis. The Company has the option to provide matching contributions but has not done so to date.

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31, 1998, respectively. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 130 and SFAS 131 on its future financial statement disclosures, but does not believe the additional disclosure will be material to the financial statements.

Reclassifications
Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2. Financial Instruments

Cash Equivalents and Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate master notes. The Company's short-term investments consist of corporate notes and market auction preferred securities with maturities ranging from 3 to 12 months. Other investments consist of corporate notes with maturities greater than 12 months.

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in the statement of shareholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned. The following summarizes the Company's cash equivalents and investments:
                                         Estimated Fair Value
                                           at December 31,
                                          1997          1996
Cash and cash equivalents:
  Money market fund                   $   6,000       $ 17,000
  Commercial paper                   14,331,000     16,939,000

                                   $ 14,337,000   $ 16,956,000

Short-term investments:
  Commercial paper                 $  3,272,000    $         -
  Corporate notes                     3,216,000     6,978,000
  Market auction preferred
  securities                          2,300,000     1,100,000

                                   $  8,788,000    $8,078,000

Investments:
  Corporate notes                  $  -          $ 3,002,000

As of December 31, 1997 and 1996, the difference between the estimated fair value and the amortized cost of available-for sale securities was immaterial. As of December 31, 1997, the average portfolio duration was approximately two months, and the contractual maturity of any single investment did not exceed six months from the balance sheet date.

3. Inventories

Inventories  are stated at the lower of cost (first-in  firstout basis) or market.  Inventories consist of the following:
                                             December 31,
                                            1997      1996

Raw materials                              $479,000   $      -

Finished goods                              41,000          -
                                           $520,000   $      -

4. Property and Equipment

Property and equipment consist of the following:
                                          December 31,
                                        1997         1996

Machinery and equipment               $3,294,000  $601,000
Furniture and fixtures                   434,000   273,000
Lab equipment                          1,048,000   594,000
Computer equipment and software          755,000   496,000
Leasehold improvements                   288,000   201,000
                                       5,819,000 2,164,000 Less
accumulated depreciation and          (1,402,000) (711,000)
amortization
                                      $4,417,000  $1,453,000

Property and equipment at December 31, 1997 includes assets under capitalized leases of approximately $3,322,000 ($980,000 in 1996). Accumulated amortization related to leased assets was approximately $392,000 at December 31, 1997 ($344,000 in
1996).
5. Leases and Commitments
In August 1997, the Company obtained an additional $5.0 million equipment lease line of credit of which approximately $2.9 million remains available at December 31, 1997 for purchases through September 1998. Amounts borrowed under the Company's equipment lines of credit bear interest at rates from 10% to 15% and are collateralized by the equipment purchased. Under the terms of the lease agreements, the Company has the option to purchase the leased equipment at a negotiated price at the end of each lease term. The Company leases its office and laboratory facilities under several operating leases expiring through the year 2014.
Future minimum lease payments under noncancelable operating and capital leases at December 31, 1997 are as follows:
                                      Operating     Capital
                                      Leases        Leases
Years ending December 31:
1998                                 $843,000      $954,000
1999                                1,066,000       842,000
2000                                1,298,000       723,000
2001                                1,620,000       684,000
2002 and thereafter                33,539,000       462,000

Total minimum lease payments       $38,366,000     3,665,000

Less amount representing interest                 ( 944,000)
Present   value  of  future   lease               2,721,000
payments
Current  portion of  capital  lease               ( 582,000)
obligations
Noncurrent portion of capital lease                $2,139,000
obligations
Rent expense under these operating leases totaled $420,000 and $197,000 for the years ended December 31, 1997 and 1996, respectively.

6. Shareholders' Equity

Capital Stock
In June 1996, the Company completed the initial public offering of its common stock. The Company issued 2,500,000 shares for net proceeds of $24.6 million. Prior to the closing of the initial public offering, the Company effected a three-for-two split of its outstanding common stock. Concurrent with the closing of the initial public offering, previously outstanding shares of Series A, B, C, D and E preferred stock were converted into 5,611,911 shares of common stock. All share and per share data in the accompanying financial statements has been adjusted retroactively to give effect to the stock split.

Stock Warrants
In September 1997, in connection with a consulting agreement, the Company issued a warrant that entitles the holder to purchase 170,000 shares of common stock at an exercise price of $8.96 per share. This warrant is exercisable through August 2003. In June 1995, in connection with a master lease agreement,  the  Company issued a warrant  that  entitles  the holder to purchase 37,500 shares of common stock at an exercise price of $4.23 per share. This warrant is exercisable through JuneE20, 1998. At December 31, 1997, the Company has reserved 207,500 shares of its common stock for issuance upon exercise of these common stock warrants. No amounts have been recorded for the above warrant issuances as the amounts were determined to be immaterial at the time of issuance.
1996 Equity Incentive Plan
In April 1996, the Company's Board of Directors adopted and the Company's shareholders approved the 1996 Equity Incentive Plan (the "Plan"), which amended and restated the 1992 Stock Option Plan. Options granted under the Plan may be either incentive or nonstatutory stock options. At December 31, 1997, the Company had authorized 1,980,000 shares of common stock for issuance under the Plan. Options granted under the Plan expire no later than ten years from the date of grant. For incentive and nonstatutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

Options granted under the 1996 Equity Incentive Plan are immediately exercisable and generally vest over a period of four years from the date of grant. Under the Plan, employees may exercise options in exchange for a note payable to the
Company.   As of December 31, 1997 and 1996, notes  receivable
from shareholders of $386,000 and $483,000, respectively, were outstanding. These notes generally bear interest at 6% and are due and payable in regular installments over a five year
period.   Any  unvested stock issued is subject to  repurchase
agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. During 1997, the Company granted options to purchase 550,600 shares of common stock none of which were exercised. The Company has repurchased a total of 24,229 shares in accordance with these agreements. As of December 31, 1997, 219,410 shares of the Company's common stock remained subject to repurchase and 985,099 shares were reserved for issuance upon exercise of options.

The following is a summary of activity under the Plan:

                                            Options Outstanding
                      Shares
                     Available                          Weighted
                     for Grant   Number of  Price Per  Average
                        of        Shares      Share    Exercise
                      Options                           Price
Balance at           270,825     539,175        $0.10-     $0.29
December 31, 1994                               $0.37
   Shares            150,000     -              $-         $-
   authorized
   Shares granted    (290,550)   290,550        $0.33-     $0.43
                                                $0.43
   Shares            -           (335,876)      $0.33-     $0.38
   exercised                                    $0.43
   Shares            41,607      (41,607)       $0.33-     $0.39
   cancelled                                    $0.43
Balance at           171,882     452,242        $0.10-     $0.30
December 31, 1995                               $0.43
   Shares           1,005,000     -             $-         $-
   authorized
   Shares granted    (523,520)   523,520        $0.57-     $3.66
                                                $9.88
   Shares            -           (662,629)      $0.10-     $0.53
   exercised                                    $5.33
Balance at           653,362     313,133        $0.10-     $5.45
December 31, 1996                               $9.88
   Shares granted    (550,600)   550,600        $6.88-     $8.75
                                               $12.88
   Shares           -           (5,625)         $5.33     $5.33
   exercised
   Shares            24,229      -              $0.37-     $0.49
   repurchased                                  $0.57
   Shares            26,825      (26,825)       $5.33-     $6.03
   cancelled                                    $9.88
Balance at           153,816     831,283        $0.10-     $7.62
December 31, 1997                              $12.88


                        Options Outstanding and Exercisable
                                                Weighted
                                  Weighted       Average
                                   Average      Remaining
Exercise Price Range    Number    Exercise     Contractual
                                    Price         Life
                                               (in years) $0.10-
     $2.00              69,033      $0.46          6.6
     $4.00-$6.88        188,900     $5.70          8.7
     $7.00-$9.88        473,200     $8.42          9.2
    $11.13-$12.88       100,150    $12.35          9.8
    $0.10-$12.88        831,283     $7.62          9.0

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option pricing valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

The Company recorded deferred compensation of approximately $495,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 48-month period. Deferred compensation expense recognized in the years ended December 31, 1997 and 1996 was approximately $204,000 and $187,000, respectively. The weighted average fair value of options granted during 1996 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $2.15. There were no such grants in 1997. The weighted average fair value of options granted during 1997 and 1996 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $3.35 and $5.60, respectively.

Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate ranging from 5.7%-6.4%, 5.1%-5.8% and 5.5%-7.9%
for the years ending December 31, 1997, 1996 and 1995, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 0.7; and a weighted average expected option life of four years. Options granted prior to the Company's initial public offering in June 1996 have a volatility factor of 0.0.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period
of  the  options  using the straight-line method.   Pro  forma
information on the above basis is as follows:

                                  Year ended December 31, 1997
                            1996                         1995
Pro forma net loss       $(14,960,000)  $(9,117,000)     $(5,437,000)
Net loss - as reported   $(14,684,000)  $(9,082,000)     $(5,433,000)

Pro forma basic and      $ (1.46)       $ (1.50)         $ (5.41)
diluted net loss per
share
Basic and diluted net    $ (1.43)       $ (1.49)         $ (5.41)
loss per share - as
reported

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1997 reflects compensation expense for three years' vesting, while the year ending December 31, 1998 will reflect compensation expense for four years' vesting of outstanding stock options.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "Purchase Plan"), 150,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. As of December 31, 1997, 21,824 shares have been issued under the Purchase Plan.

1996 Non-Employee Directors' Stock Option Plan
The  1996  Non-Employee  Directors'  Stock  Option  Plan  (the
"Directors' Plan") authorizes the grant of 225,000 options for the  Company's common stock. As of December 31,  1997,  52,500 options have been granted under the Directors' Plan.

7. Collaborative Agreements

In September 1997, the Company executed a development and commercialization agreement with SmithKline Beecham covering use of the AERx Pain Management System for the delivery of narcotic analgesics. The Company and SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of the agreement, SmithKline Beecham has been granted exclusive worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, Aradigm expects to sell devices and drug packets to SmithKline Beecham and to receive royalties on sales by SmithKline Beecham.

Pursuant to the SmithKline Beecham agreement, Aradigm could receive up to approximately $30 million in milestone and product development payments, and $10 million in equity investments if and when the first product from the collaboration is commercialized. In October 1997, the Company received $14 million from SmithKline Beecham under the agreement, of which $5 million resulted from the sale of shares of Aradigm Common Stock. Additional milestone and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop additional AERx products which incorporate other opiates or opioids. Through December 31, 1997, the Company has recognized total contract revenue of $2.7 million.

In December 1996, the Company entered into a feasibility agreement with a pharmaceutical company to determine the feasibility of using the CompanyOs AERx(TM) Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provides for a $169,500 research and development payment and a $237,500 payment upon acceptance by the pharmaceutical company of certain specified deliverables. All revenue under this agreement was recognized in 1997.

In December 1995, the Company entered into a feasibility agreement with a pharmaceutical company to determine the feasibility of using the CompanyOs AERx Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provided for a $260,000 research and development payment. Under this agreement, revenues of $30,000 and $230,000 were recognized in 1995 and 1996, respectively. In November 1996, the Company entered into a second such agreement with the pharmaceutical company that provided for a $140,000 research and development payment. Costs associated with research and development activities attributable to these agreements are expected to approximate the revenues recognized. The agreement also provided for a non-refundable license fee of $500,000 upon execution of the agreement, which was recognized as revenue in 1996.
8. Related Party Transactions

At DecemberE31, 1997, the Company has notes receivable, including accrued interest, totaling $303,000 from officers of the Company. Included therein are $153,000 of promissory notes bearing interest at 6%-7% per annum, generally due and payable three years from the date of the notes, and collateralized by certain personal assets of the officers and a $90,000 full recourse promissory note bearing no interest and due and payable in SeptemberE1998.

At DecemberE31, 1997, the fair value of these notes is not materially different from their carrying values. The fair values were estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and to borrowers of similar credit quality.

9. Income Taxes

The Company uses the liability method to account for income taxes as required by Statement of Financial Accounting Standards No.E109, OAccounting for Income TaxesO. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.

Significant components of the CompanyOs deferred tax assets are as follows:

                                        December 31,

                                     1997           1996





Net operating loss carryforward   $13,735,000    $7,336,000
Research and development credit   1,769,000      851,000
carryforward


Other                               36,000       611,000


Gross deferred tax assets         15,540,000     8,798,000


Valuation allowance              (15,540,000)   (8,798,000)


Net deferred tax assets           $      -       $     -

The valuation allowance increased by $6,742,000 and $3,751,000 in 1997 and 1996, respectively.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $35,000,000 for federal income tax purposes expiring in the years 2006 through 2012 and net operating losses for state income tax purposes of $33,000,000 expiring in the years 1998 through 2002. At December 31, 1997, the Company had research and development credit carryforwards for federal income tax purposes of approximately $1,380,000, which expire in the years 2006 through 2012.

Because  of  the "change in ownership" provisions of  the  Tax
Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                           PART III.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

       The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 15, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

       The information required by this Item concerning the Company's executive offices is set forth in Part I of this Report.
Section 16(a) Compliance
      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the Proxy Statement.
Item 11.                      EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
      The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.




                            PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS

          ON FORM 8-K

(a)   (1) Financial Statements.

      Included in Part II of this Report:

        Report of Ernst & Young LLP, Independent Auditors
        Balance Sheets --- December 31, 1997 and 1996
        Statements of Operations --- Years ended December 31,
        1997, 1996, and 1995


        Statements of Shareholders' Equity --- Years ended
        December 31, 1997, 1996 and 1995


        Statements of Cash Flows --- Years ended December 31,

        1997, 1996 and 1995

        Notes to Financial Statements

  (2) Financial Statement Schedules.

      None.

  (3) Exhibits.

      3.1 (1) Amended and Restated Articles of Incorporation of
               the Company.
      3.2 (1) Bylaws of the Company
4.1     Reference is made to Exhibits 3.1 and 3.2
4.2 (1) Specimen stock certificate
4.3 (1) Amended and Restated Investor Rights Agreement,
         dated December 22, 1995, among the Company and
         certain of its shareholders
10.1 (1) (2) Form of Indemnity Agreement between the
         Registrant and each of its directors and
         officers
10.2 (1) (2) The Company's Equity Incentive Plan, as
         amended (the "Equity Incentive Plan")
10.3 (1) (2) Form of the Company's Incentive Stock
         Option Agreement under the Equity Incentive
         Plan
10.4 (1) (2) Form of the Company's Nonstatutory Stock
         Option Agreement under the Equity Incentive
         Plan
10.5 (1) (2) Form of the Company's Non-Employee
         Directors' Stock Option Plan
10.6 (1) (2) Form of the Company's Nonstatutory Stock
         Option Agreement under the Non-Employee
         Directors' Stock Option Plan
10.7 (1) (2) Form of the Company's Employee Stock
         Purchase Plan
10.8 (1) (2) Form of the Company's Employee Stock
         Purchase Plan Offering Document
10.9 (1)Lease Agreement for the property located at
         26219 Eden Landing Road, Hayward, California,
         dated November 1992 and amended November 29,
         1994, between the Company and Hayward Point
         Eden I Limited Partnership
10.9a   Second Amendment to Lease, dated December 22,
         1997, between the Company and Hayward Point
         Eden I Limited Partnership
10.9b   Third Amendment to Lease, dated January 28,
         1998, between the Company and Hayward Point
         Eden I Limited Partnership
10.10    Lease Agreement for the property located
         at 26224 Executive Place, Hayward, California,
         dated January 28,1998, between the Company and
         Hayward Point Eden I
         Limited Partnership
10.11 (1)    Lease Agreement for the property located at
         3930 Point Eden Way, Hayward, California, dated February 21, 1996, between the Company and
         Hayward Point Eden I Limited Partnership
10.11a  First Amendment to Lease, dated June 10, 1996,
         between the Company and Hayward Point Eden I
         Limited Partnership
10.11b  Second Amendment to Lease, dated December 22,
         1997, between the Company and Hayward Point
         Eden I Limited Partnership
10.11c  Third Amendment to Lease, dated January 28,
         1998, between the Company and Hayward Point
         Eden I Limited Partnership
10.12 (1) (2)Stock Purchase Agreement and related
         agreements, including Promissory Note, dated
         May 19, 1994, between the Company and Richard
         P. Thompson
10.13 (1) (2)Stock Purchase Agreement and related
         agreements, including Promissory Note, dated
         May 23, 1995, between the Company and R. Ray
         Cummings
10.14 (1) (2)Note Agreement and Promissory Note Secured
         by Deed of Trust, dated May 1, 1995, between
         the Company and R. Ray Cummings
10.15 (1) (2)Promissory Note, dated October 26, 1995,
               between the Company and Igor Gonda
               10.16 (1) (2)Promissory Note, dated December
               27, 1995, between the Company and Igor Gonda
      10.17 (1)    Master Lease Agreement and Warrant,
               between the Company and Comdisco, Inc., dated
               June 9, 1995
      10.18 (3)(4) Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC
      10.19 (3)(4) Stock Purchase Agreement between the
               Company and SmithKline Beecham PLC
      10.20   Lease Agreement for the property located at
               3911 Trust Way, Hayward, California, dated March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership
      10.20a  First Amendment to Lease, dated December 22,
               1997, between the Company and Hayward Point
               Eden I Limited Partnership
      10.20b  Second Amendment to Lease, dated January 28,
               1998, between the Company and Hayward Point
               Eden I Limited Partnership
      10.21   Lease Agreement for the property located in
               Phase V of the Britannia Point Eden Business
               Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC
      23.1 Consent of Ernst & Young L.L.P., Independent Auditors. Reference is made to page 57.
      24.1    Power of Attorney.  Reference is made to page
               54.
-----------------------------------------

      (1)Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (No. 333-4236), as amended.
      (2) Represents a management contract or compensatory plan or arrangement.
      (3) Incorporated by reference to the Company's Form 8-K filed on November 11, 1997.
      (4)    Confidential treatment requested.
(b)       Reports on Form 8-K.
         A Form 8-K dated September 30, 1997, was filed on November 11, 1997. On September 30, 1997, the Company entered into a Product Development and Commercialization Agreement (the "Agreement") with SmithKline Beecham PLC ("SB") for the purpose of developing and commercializing a pulmonary drug delivery system for providing immediate pain relief using narcotic analgesics.  In connection

      with the Agreement, the Company sold and issued to SB

      pursuant to a  Stock Purchase Agreement 405,064 shares of

      the Company's common stock at an aggregate purchase price

      of $5,000,008.75.

(c)       Index to Exhibits.

      See Exhibits listed under Item 14 (a) (3).

(d)       Financial Statement Schedules.

      None.








                          SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned,  thereunto  duly  authorized,  in  the  City   of
Hayward, State of California, on the 24th day of March, 1998.
                              ARADIGM CORPORATION
                              By /s/ Richard P. Thompson
                              Richard P. Thompson
                              President and Chief Executive
                              Officer


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

  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

   Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature             Title                        Date

/s/Richard P. Thompson  President, Chief       March 24, 1998
Richard P. Thompson     Executive Officer
                         and Director
                        (Principal Executive
                        Officer)


/s/Mark A. Olbert      Vice President,      March 24, 1998
Mark A. Olbert         Finance and
                        Administration
                       and Chief Financial
                       Officer(Principal
                       Financial and
                       Accounting Officer)


/s/Reid M. Rubsamen    Vice President,      March 24, 1998
Reid M. Rubsamen,M.D.  Medical Affairs,
                         Secretary
                       and Director


/s/Jared A. Anderson,  Director             March 24, 1998
Jared A. Anderson,
Ph.D.

/s/Ross A. Jaffe       Director            March 24, 1998
Ross A. Jaffe, M.D.



/s/Burton J. McMurtry  Director            March 24, 1998
Burton J. McMurtry,
Ph.D.

/s/Gordon W. Russell   Director            March 24, 1998
Gordon W. Russell


/s/Fred E. Silverstein Director            March 24, 1998 Fred
E. Silverstein,
M.D.

/s/Virgil D. Thompson  Director            March 24,1998 Virgil

D. Thompson





EXHIBIT 23.1





      CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-15947 pertaining to the 1996 Equity Incentive Plan of Aradigm Corporation, the Employee Stock Purchase Plan of Aradigm Corporation, and the Non-Employee Directors' Stock Option Plan of Aradigm Corporation of our report dated February 6, 1998, with respect to the financial statements of Aradigm Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1997.


ERNST & YOUNG LLP

Palo Alto, California
March 23, 1998



EXHIBIT 10.9A

                   SECOND AMENDMENT TO LEASE


    THIS SECOND AMENDMENT TO LEASE ("Second Amendment") is entered into as of December 22, 1997 between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant") previously known as Miris Medical Corporation, with reference to the following facts:

     A. Landlord and Tenant (then known as Miris Medical Corporation) are parties to a Lease dated as of November 20, 1992, as amended by a First Amendment to Lease dated as of November 29, 1994 (as amended, the "Lease"), covering certain premises consisting of approximately 5,600 square feet of space in Building H of the Britannia Point Eden Business Park (the "Center") and commonly known as 26219 Eden Landing Road, Hayward, California 94545 (the "Premises").
     B. Concurrently with the execution of this Second Amendment, Landlord and Tenant are negotiating over a new lease covering portions of Building G in the Center, a new lease covering a new building of approximately 80,000 square feet to be constructed by Landlord or an affiliate in or adjacent to the Center (the "Phase V Lease"), and amendments of two other existing leases between Landlord and Tenant affecting portions of Buildings E and H in the Center.

     C. In connection with the negotiation and execution of the leases and amendments described in the preceding paragraph, Landlord and Tenant wish to make certain changes in the Lease as more particularly set forth herein.

     D. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows:

     1. Extension of Term; Rental. Effective as of the date of execution of this Second Amendment, (a) Paragraphs 1 and 2 of the First Amendment to the Lease, as described above, are terminated and shall be of no further force or effect; (b) the term of the Lease is extended until the day immediately preceding the fifth (5th) anniversary of this Second Amendment, subject to the early termination provision hereinafter set forth; and (c) the minimum monthly rental payable under Section 3.1(a) of the Lease during such fiveyear extended term of the Lease, as amended hereby, shall be as follows:

          Months              Minimum Monthly Rental

           01-12              $  5,320.00 ($0.95/sq ft) 13-24
           5,544.00 ($0.99/sq ft) 25-36
           5,768.00 ($1.03/sq ft) 37-48
           5,992.00 ($1.07/sq ft) 49-60
           6,216.00 ($1.11/sq ft)

     2. Early Termination Right. Notwithstanding any other provisions of the Lease or of this Second Amendment, if Tenant relocates the uses presently conducted by Tenant in the Premises into other leased premises occupied by Tenant from time to time in the Center (including, but not limited to, any such relocation into the new building constructed pursuant to the Phase V Lease following completion of construction of such building), then Tenant shall have the right to terminate this Lease, without penalty and without liability for any termination payment, by not less than six (6) months prior written notice to Landlord.

     3. No Further Improvements. Tenant acknowledges that it accepts the Premises in their presently existing condition, "as is," for purposes of the extended term of the Lease under this Second Amendment and that Landlord has no obligation, under this Second Amendment or under the Lease, to further improve the Premises for occupancy by Tenant.
     4. Cross-Default. Section 14.1 of the Lease is amended by adding thereto, as an additional event of default, the following:

          "(i) Cross-Default. Any event of default by Tenant under (A) any other lease between Landlord and Tenant covering any other portion of the Property from time to time during the term of this Lease, or (B) the lease entered into substantially concurrently herewith by Tenant and Britannia Point Eden, LLC with respect to a new building to be constructed in Phase V of the Center, to the extent (under either of the foregoing clauses) such default continues beyond any applicable cure periods provided in the applicable lease, and to the extent Landlord therefore has (and exercises concurrently with any termination of this Lease) a right to terminate such other applicable lease; provided, however, that the default event set forth in this Section 14.1(i) shall not apply with respect to any default under a lease described herein to the extent Tenant has previously assigned or transferred all of its right, title and interest under the lease as to which such default then exists and, as a result of such transfer, the holder of the lessee's interest under the lease as to which such default then exists is not a person or entity which controls, is controlled by or is under common control with the person or entity which is then the holder of the lessee's interest under this Lease."

     5. Brokers. Landlord and Tenant each represents and warrants to the other that no broker participated in the consummation of this Second Amendment, and each agrees to indemnify, defend and hold the other party harmless against any liability, cost or expense, including, without limitation, reasonable attorneys' fees, arising out of any claims for brokerage commissions or other similar compensation in connection with any conversations, prior negotiations or other dealings by the indemnifying party with any such broker or other claimant.

     6. Operating Expenses. The parties acknowledge that under Section 5.1 of the Lease, Tenant's Operating Cost Share is presently two and three hundredths percent (2.03%), based on a square footage of 5,600 square feet for the Premises and a square footage of 275,674 square feet for all buildings presently owned by Landlord on the Property (as a result of a 6,000 square foot expansion of one building in 1997).

     7.   Assignment and Subleasing.  Section 11.1 of the
Lease is amended to provide that Landlord's consent to any proposed sublease or assignment by Tenant will not be unreasonably withheld or delayed.

     8. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.

            [rest of page intentionally left blank]
    IN WITNESS WHEREOF, Landlord and Tenant have executed this Second Amendment as of the date first set forth above.
          "Landlord"

HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership
By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
     General Partner


     By:  ____________________
          T. J. Bristow
          President
          "Tenant"

ARADIGM CORPORATION, a California corporation



By:  _____________________
     Richard P. Thompson
     Its President

17025\3044\0004rv1
                          EXHIBIT 10.9B

                    THIRD AMENDMENT TO LEASE


     THIS THIRD AMENDMENT TO LEASE ("Second Amendment") is entered into as of January 28, 1998 between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant") previously known as Miris Medical Corporation, with reference to the following facts:

     E. Landlord and Tenant (then known as Miris Medical Corporation) are parties to a Lease dated as of November 20, 1992, as amended by a First Amendment to Lease dated as of November 29, 1994 and a Second Amendment to Lease dated as of December 22, 1997 (as amended, the "Lease"), covering certain premises consisting of approximately 5,600 square feet of space in Building H of the Britannia Point Eden Business Park (the "Center") and commonly known as 26219 Eden Landing Road, Hayward, California 94545.

     F. Concurrently with the execution of this Third Amendment, Landlord and Tenant are entering into a new lease covering portions of Building G in the Center (the "New Building G Lease") and, in connection therewith, wish to amend certain provisions of the Lease to conform to revised versions of such provisions incorporated in the New Building G Lease.

     G. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows:

     9. Operating Expenses. Section 5.2 of the Lease is amended to read in its entirety as follows:

          "5.2 Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the term "Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (and any applicable adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property as described above), including, without limitation, costs and expenses of (i) insurance, property management, landscaping, and operation, repair and maintenance of buildings and common areas;
(ii) all utilities and services; (iii) real and personal property taxes and assessments or substitutes therefor, including (but not limited to) any possessory interest, use, business, license or other taxes or fees, any taxes imposed directly on rents or services, any assessments or charges for police or fire protection, housing, transit, open space, street or sidewalk construction or maintenance or other similar services from time to time by any governmental or quasi-governmental entity, and any other new taxes on landlords in addition to taxes now in effect (but excluding corporate income taxes); (iv) supplies, equipment, utilities and tools used in management, operation and maintenance of the Property; (v) capital improvements to the Property or the Building, amortized over the useful life of such capital improvements, (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) which are required by law, ordinance, regulation or order of any governmental authority or (cc) which constitute repairs or replacements of existing improvements in the Premises or common areas of the Property with items of similar quality and function, as a result of obsolescence or ordinary wear and tear, in order to maintain and preserve the quality, safety and usefulness of the Property, to the extent such repairs or replacements are treated as capital items under generally accepted accounting principles; and (vi) any other costs (including, but not limited to, any parking or utilities fees or surcharges) allocable to or paid by Landlord, as owner of the Property or Building, pursuant to any applicable laws, ordinances, regulations or orders of any governmental or quasi governmental authority or pursuant to the terms of any declarations of covenants, conditions and restrictions now or hereafter affecting the Property (or any applicable adjacent property owned by Landlord as described above). Operating Expenses shall not include any costs attributable to increasing the size of or otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4 or Exhibit C. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis. Notwithstanding anything to the contrary contained in this Section 5.2, the following shall not be included in Operating Expenses under this
Lease:

          (A) Leasing commissions, attorneys' fees, costs, disbursements and other expenses incurred in connection with negotiations or disputes with tenants, or in connection with leasing, renovating or improving space for tenants or other occupants or prospective tenants or other occupants of the Building or of the land on which the Premises are located;

          (B)  The cost of any service sold to any tenant
     (including Tenant) or other occupant for which Landlord is entitled to be reimbursed as an additional charge or rental over and above the basic rent and escalations payable under Landlord's lease with that tenant;

             (C)  Any depreciation on the Building;

     (D) Costs of a capital nature, including but not limited to capital improvements and alterations, capital repairs, capital equipment and capital tools, as determined in accordance with generally accepted accounting principles consistently applied, except to the extent expressly provided in clause (v) above;
     (E) Expenses in connection with services or other benefits of a type that are not offered to Tenant but that are provided to another tenant or occupant of the Building or land upon which the Premises are located;
     (F) Overhead profit increments paid to Landlord's subsidiaries or affiliates for management or other services relating to the Building or the Property, or for supplies or other materials, to the extent the cost of such services, supplies or materials exceeds a reasonable market rate for obtaining such services, supplies or materials from unaffiliated parties;
     (G) All interest, loan fees and other carrying costs related to any mortgage or deed of trust or related to any capital item, and all rental and other payments due under any ground or underlying lease, or any lease for any equipment ordinarily considered to be of a capital nature
(except janitorial equipment which is not affixed to the Building);
     (H) Any compensation paid to clerks, attendants or other persons in commercial concessions operated by Landlord;
      (I)  Advertising and promotional expenditures;
     (J) Costs of repairs and other work occasioned by fire, windstorm or other casualty of an insurable nature;
     (K) Any costs, fines or penalties incurred due to violations by Landlord of any governmental rule or authority, this Lease or any other lease affecting the Building or the land on which the Premises are located, or due to Landlord's negligence or willful misconduct;
     (L) Management costs, to the extent they exceed a reasonable market rate for management services provided to comparable projects in Hayward, California and surrounding areas;
     (M) Costs for sculpture, paintings or other objects of art, including (but not limited to) any costs for insurance thereon or extraordinary security in connection therewith;
     (N) Wages, salaries or other compensation paid to any executive employee above the grade of building manager;
     (O) The cost of correcting any building code or other violations of applicable law which, on the Commencement Date, were existing violations of laws or codes then in effect;

     (P) The cost of containing, removing or otherwise remediating any contamination of the Building or Property (including the underlying land and groundwater) by any toxic or hazardous materials (including, without limitation, asbestos and PCB's);
          (Q)  Any increase in real property taxes or
     assessments on the Property as a result of a change in ownership of the Property; provided, however, that the exclusion contained in this clause (Q) shall apply only in the determination of Operating Expenses with respect to periods prior to the third (3rd) anniversary of the Commencement Date, and shall not apply in the determination of Operating Expenses with respect to any subsequent periods during the term of this Lease; and
          (R) Any other expense not specifically included or excluded above which, under generally accepted accounting principles and practices consistently applied, would not be considered a normal maintenance or operating expense."
     10. Operating Expense Audits. Section 5.4 of the Lease is amended to read in its entirety as follows:
            "5.4  Final Accounting For Lease Year.
               (1) Within ninety (90) days after the close of each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant, subject to Tenant's audit right set forth below.
If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty
(30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety (90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.
          (2)  Notwithstanding any other provisions of this
Section 5.4, within one (1) year after receipt of a final statement from Landlord setting forth actual Operating Expenses and Tenant's Operating Cost Share for any period (a "Statement"), Tenant shall have the right to audit or inspect Landlord's books and records relating to Operating Expenses (and to any other additional rent payable by Tenant under this Lease) for the period covered by the Statement, provided that such audit shall be conducted only during normal business hours, on not less than ten (10) days prior written notice to Landlord, at a location reasonably specified by Landlord, and at Tenant's sole cost and expense, except as hereinafter provided. Landlord shall cooperate with Tenant in all reasonable respects in the course of such audit, and Tenant and its employees and agents shall be permitted to make photocopies (at Tenant's expense) of any pertinent portions of Landlord's books and records. Landlord shall retain its books and records for each Lease Year for a period of at least one (1) year after delivery to Tenant of Landlord's Statement for the applicable Lease Year. To the extent that Tenant, on the basis of such audit, disputes any item in the applicable Statement or in the calculation of Tenant's obligations thereunder, Tenant shall give Landlord written notice of the disputed items, in reasonable detail and with reasonable supporting information, within thirty (30) days after the earlier to occur of the completion of Tenant's audit or the expiration of Tenant's 1-year audit period. If Landlord and Tenant are not able to resolve such dispute by good faith negotiations within thirty (30) days after Tenant notifies Landlord in writing of the disputed items, then Tenant may, by written notice to Landlord, request an independent audit of such books and records. The independent audit of the books and records shall be conducted by a certified public accountant acceptable to both Landlord and Tenant or, if the parties are unable to agree, by a "Big Six" accounting firm designated by Landlord and not then employed by Landlord or Tenant. The audit shall be limited to the determination of the amount of Operating Expenses and of Tenant's share thereof for the Lease Year covered by the Statement, and shall be based on generally accepted accounting principles and tax accounting principles, consistently applied, subject to any modifications or limitations expressly set forth in
Section 5.2 hereof. If it is determined, by mutual agreement of Landlord and Tenant or by independent audit, that the amount paid by Tenant for Operating Expenses for the period covered by the Statement was incorrect, then the appropriate party shall pay to the other party the deficiency or overpayment, as applicable, within thirty (30) days after the final determination of such deficiency or overpayment. All costs and expenses of the audit shall be paid by Tenant unless the audit shows that Landlord overstated Operating Expenses for the period covered by the Statement by more than four percent (4%), in which event Landlord shall pay all costs and expenses of the audit. Each party agrees to maintain the confidentiality of the findings of any audit in accordance with the provisions of this Section 5.4. The provisions of this Section 5.4 shall survive the expiration or sooner termination of this Lease."

     11. Liens. Section 7.4 of the Lease is amended to read in its entirety as follows:

          "7.4 No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, materialmen, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any and all liability, loss, damage, cost and other expenses, including, without limitation, reasonable attorneys' fees, arising out of claims of any lien for work performed or materials or supplies furnished at the request of Tenant or persons claiming under Tenant. Nothing in this Section 7.4 shall be construed to prevent Tenant from obtaining financing on Tenant's movable furniture, equipment and trade fixtures or from granting a security interest in such items to one or more lenders, provided that Tenant shall not be entitled, pursuant to this sentence or otherwise, to encumber any alterations, additions or improvements that are the property of Landlord and that must remain with the Premises upon termination of this Lease, as provided in Sections 7.2 and 7.3 hereof. Without limiting the generality of the preceding sentence, Landlord acknowledges that it has been advised by Tenant that Tenant is presently a party to agreements creating liens on some or all of Tenant's existing and/or after-acquired equipment, furniture, trade fixtures and other personal property in favor of (a) Transamerica Business Credit and
(b) Comdisco; nothing in this sentence shall be construed, however, as a waiver or release by Landlord with respect to the proviso set forth in the preceding sentence regarding limitations on the property that Tenant is entitled to encumber."
     12. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.
    IN WITNESS WHEREOF, Landlord and Tenant have executed this Third Amendment as of the date first set forth above.

          "Landlord"
HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership
By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
General Partner
By:  ____________________
T.   J. Bristow
President and Chief Financial Officer
          "Tenant"


ARADIGM CORPORATION, a California corporation



By:  _____________________
     Richard P. Thompson
     President


By:  _____________________
     Mark A. Olbert
     Chief Financial Officer


17025\3044\0023

EXHIBIT 10.10

                             LEASE

Landlord:  HAYWARD POINT EDEN I LIMITED PARTNERSHIP

Tenant:    ARADIGM CORPORATION

Date:           January 28, 1998





                         TABLE OF CONTENTS




1.  PREMISES                                                    1
     1.1. Premises                                             1
     1.2. Landlord's Reserved Rights                           1
     1.3. First Refusal Right                                  2

2.  TERM                                                        3
     2.1. Term                                                 3
     2.2. Early Possession                                     3
     2.3. Delay In Possession                                  3
     2.4. Construction                                         4
     2.5. Acknowledgment Of Final Completion Date              6
     2.6. Holding Over                                         6

3.  RENTAL                                                      6
     3.1. Minimum Rental                                       6
     3.2. Late Charge                                          9

4.  TAXES                                                       9
     4.1. Personal Property                                    9
     4.2. Real Property                                        9

5.  OPERATING EXPENSES                                         10
     5.1. Payment Of Operating Expenses                       10
     5.2. Definition Of Operating Expenses                    10
     5.3. Determination Of Operating Expenses                 12
     5.4. Final Accounting For Lease Year                     12
     5.5. Proration                                           13

6.  UTILITIES                                                  13
     6.1. Payment                                             13
     6.2. Interruption                                        13

7.  ALTERATIONS                                                14
     7.1. Right To Make Alterations                           14
     7.2. Title To Alterations                                14
     7.3. Tenant Fixtures                                     14
     7.4. No Liens                                            14

8.  MAINTENANCE AND REPAIRS                                    15
     8.1. Landlord's Work                                     15
     8.2. Tenant's Obligation For Maintenance                 15
          (a)  Good Order, Condition And Repair               15
          (b)  Landlord's Remedy                              15
          (c)  Condition Upon Surrender                       15

9.  USE OF PREMISES                                            16
     9.1. Permitted Use                                       16
     9.2. Requirement Of Continued Use                        16
     9.3. No Nuisance                                         16
     9.4. Compliance With Laws                                16
     9.5. Liquidation Sales                                   17
     9.6. Environmental Compliance                            17
     9.7. ADA/Title 24 Compliance                             18

10.  INSURANCE AND INDEMNITY                                   18
     10.1.Liability Insurance                                 18
     10.2.Quality Of Policies And Certificates                19
     10.3.Workers' Compensation                               19
     10.4.Waiver Of Subrogation                               19
     10.5.Increase In Premiums                                19
     10.6.Indemnification                                     20
     10.7.Blanket Policy                                      20

11.  SUBLEASE AND ASSIGNMENT                                   20
     11.1.Assignment And Sublease Of Premises                 20
     11.2.Rights Of Landlord                                  21

12.  RIGHT OF ENTRY AND QUIET ENJOYMENT                        21
     12.1.Right Of Entry                                      21
     12.2.Quiet Enjoyment                                     21

13.  CASUALTY AND TAKING                                       22
     13.1.Termination Or Reconstruction                       22
     13.2.Tenant's Rights                                     23
     13.3.Lease To Remain In Effect                           23
     13.4.Reservation Of Compensation                         23
     13.5.Restoration Of Fixtures                             23

14.  DEFAULT                                                   24
     14.1.Events Of Default                                   24
          (a)  Abandonment                                    24
          (b)  Nonpayment                                     24
          (c)  Other Obligations                              24
          (d)  General Assignment                             24
          (e)  Bankruptcy                                     24
          (f)  Receivership                                   24
          (g)  Attachment                                     24
          (h)  Insolvency                                     25
          (i)  Cross-Default                                  25
     14.2.Remedies Upon Tenant's Default                      25
     14.3.Remedies Cumulative                                 26

15.  SUBORDINATION, ATTORNMENT AND SALE                        26
     15.1.Subordination To Mortgage                           26
     15.2.Sale Of Landlord's Interest                         27
     15.3.Estoppel Certificates                               27
     15.4.Subordination to CC&R's                             27

16.  SECURITY                                                  28
     16.1.Deposit                                             28

17.  MISCELLANEOUS                                             29
     17.1.Notices                                             29
     17.2.Successors And Assigns                              29
     17.3.No Waiver                                           29
     17.4.Severability                                        30
     17.5.Litigation Between Parties                          30
     17.6.Surrender                                           30
     17.7.Interpretation                                      30
     17.8.Entire Agreement                                    30
     17.9.Governing Law                                       30
     17.10.                                       No Partnership 30
     17.11.                                Financial Information 30
     17.12.                                                Costs 31
     17.13.                                                 Time 31
     17.14.                                Rules And Regulations 31
     17.15.                                              Brokers 31
     17.16.                                  Memorandum Of Lease 31
     17.17.                                  Corporate Authority 31
     17.18.                               Execution and Delivery 31
     17.19.                                       Stock Warrants 32

EXHIBITS

A    Location of Premises

B    Real Property Description

C    Construction

D    Acknowledgment of Final Completion Date

E    Form of Non-Disturbance and Attornment Agreement






17025\3044\0002rv5
                             LEASE


            THIS LEASE is made and entered into as of the 28th day of January, 1998, by and between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant").


                 THE PARTIES AGREE AS FOLLOWS:


                         1.  PREMISES

     1.1.  Premises.

           (a) Landlord leases to Tenant and Tenant hires and leases from Landlord, on the terms, covenants and conditions hereinafter set forth, the premises (the "Premises") designated in Exhibit A attached hereto and incorporated herein by this reference, consisting of approximately 40,000 square feet of space located within Building G (the "Building") in the Britannia Point Eden Business Park (the "Center") in the City of Hayward, County of Alameda, State of California, commonly known as 26224 Executive Place, Hayward, California 94545 and located on the real property (the
"Property") described in Exhibit B attached hereto and incorporated herein by this reference, together with the nonexclusive right to use any common areas designated from time to time in any Declaration of Covenants, Conditions and Restrictions or similar document affecting the Center.

            (b)   The  Premises  as designated  in  Exhibit  A
consist of the following subspaces: (i) the "Existing Space," consisting of approximately 7,200 square feet of space presently occupied by Tenant pursuant to a Lease dated as of November 29, 1994 between Landlord and Tenant, as amended (the "Existing Lease"); (ii) the "First Additional Space," consisting of approximately 8,640 square feet of space occupied by Tandy Corporation prior to approximately December 30, 1997; (iii) the "Second Additional Space," consisting of approximately 7,916 square feet of space occupied by Adastra Systems Corporation prior to approximately January 5, 1998; and (iv) the "Third Additional Space," consisting of a new addition of approximately 16,244 square feet to be constructed by Landlord on the South side of the Building for occupancy by Tenant pursuant to this Lease.

            (c)   Effective  as of the Commencement  Date  (as
hereinafter defined), the Existing Lease shall be terminated and shall be of no further force or effect, except that the provisions thereof shall be deemed to remain in effect as between Landlord and Tenant for the sole purpose of establishing their respective rights and obligations with respect to matters arising during or in connection with Tenant's occupancy of the Existing Space pursuant to the
Existing Lease during the period prior to the Commencement Date (including, but not limited to, any indemnification obligations with respect to third party claims or other liabilities, and any necessary adjustment between the parties, when 1997 year-end figures are available, for estimated Operating Expense payments and actual Operating Expense obligations for the portion of calendar year 1997 prior to the Commencement Date).
      1.2. Landlord's Reserved Rights. Landlord reserves the right from time to time to (i) install, use, maintain, repair and replace pipes, ducts, conduits, wires and appurtenant meters and equipment for service to other parts of the Building above the ceiling surfaces, below the floor surfaces, within the walls or leading through the Premises in locations which will not materially interfere with Tenant's use thereof,
(ii) relocate any pipes, ducts, conduits, wires and appurtenant meters and equipment included in the Premises which are so located or located elsewhere outside the Premises, (iii) make alterations or additions to the Building,
(iv) construct, alter or add to other buildings or improvements on the Property, (v) build adjoining to the
Property, and (vi) lease any part of the Property for the construction of improvements or buildings. Landlord may modify or enlarge the common area, alter or relocate accesses to the Premises, or alter or relocate any common facility. Landlord shall not exercise rights reserved to it pursuant to this Section 1.2 in such a manner as to materially impair Tenant's ability to conduct its activities in the normal manner; provided, however, that the foregoing shall not limit or restrict Landlord's right to undertake reasonable construction activity and Tenant's use of the Premises shall be subject to reasonable temporary disruption incidental to such activity diligently prosecuted.

     1.3.  First Refusal Right.

           (a) Landlord shall not lease all or any portion of the Option Space designated in Exhibit A hereto (the "Option Space") at any time during the term of this Lease, except in compliance with this Section 1.3; provided, however, that
(i)  the  foregoing  restriction shall not  apply  during  any period in which Tenant is in uncured default, beyond the expiration of any applicable cure period, under this Lease, and (ii) Tenant's rights under this Lease with respect to the Option Space shall in all events be subject to and subordinate to any and all other first refusal rights, first offer rights, renewal options and other similar rights existing as of the date hereof in favor of any other tenants of the Center. Landlord shall also use reasonable efforts to notify Tenant of other vacancies or anticipated vacancies arising from time to time in portions of the Center that are not technically part of the Option Space, but Landlord shall have no obligation to offer or lease any such other vacant space to Tenant (except to the extent Landlord and Tenant, in their respective discretion and without obligation to do so, mutually agree upon terms for such leasing), and Tenant shall have no first refusal right with respect to any such other vacant space. Tenant's rights under this Section 1.3 are "personal" to Tenant and shall expire and terminate upon any assignment of Tenant's interest under this Lease; provided, however, that the foregoing restriction shall not apply in the case of, and the rights created in this Section 1.3 shall remain in full force and effect following, either (x) a Permitted Transfer (as defined in Section 11.1 hereof) or (y) any assignment as part of a bulk transfer or assignment, to a single transferee, of all of Tenant's then existing leasehold rights in the Center or any portion thereof.
            (b)   If Landlord intends during the term of  this
Lease to lease all or any portion of the Option Space, and if Tenant is not then in uncured default, beyond any applicable cure period, under this Lease, Landlord shall give written notice of such intention to Tenant, specifying the material terms on which Landlord proposes to lease the Option Space or portion thereof (the "Offered Space"), and shall offer to Tenant the opportunity to lease the Offered Space on the terms specified in Landlord's notice. Tenant shall have seven (7) days after the date of giving of such notice by Landlord in which to accept such offer by written notice to Landlord. Upon such acceptance by Tenant, the Offered Space shall be leased to Tenant on the terms set forth in Landlord's notice and on the additional terms and provisions set forth herein (except to the extent inconsistent with the terms set forth in Landlord's said notice) and the parties shall promptly execute an amendment to this Lease adding the Offered Space to the Premises and making any appropriate amendments to provisions of this Lease to reflect different rent and other obligations applicable to the Offered Space under the terms of Landlord's said notice. If Tenant does not accept Landlord's offer within the allotted time, Landlord shall thereafter have the right to lease the Offered Space to a third party, at any time within one hundred eighty (180) days after Tenant's failure to accept Landlord's offer, at a minimum rental and on other terms and conditions not more favorable to the lessee than the minimum rental and other terms offered to Tenant in Landlord's said notice; if Landlord wishes, during such 180-day period, to lease the Offered Space on terms and conditions more favorable to the lessee than those offered to Tenant in Landlord's said notice, then Landlord shall first be required to give Tenant a new notice specifying such new terms and conditions and the procedure set forth above in this paragraph
(b) shall be re-initiated by such notice. If Tenant does not accept Landlord's offer and Landlord does not lease the Offered Space to a third party within the applicable 180-day period, this first refusal right shall reattach to that space.
            (c)   Substantially concurrently with the parties'
execution of this Lease, Tenant and Britannia Point Eden, LLC, an affiliate of Landlord, are entering into a lease covering a new building of approximately 71,000 square feet to be constructed in Phase V of the Britannia Point Eden Business Park (the "Phase V Lease"). The Phase V Lease will have a term several years longer than the term of this Lease. If at any time during the term of this Lease the property covered by the Phase V Lease comes under common ownership with the property subject to Tenant's first refusal right set forth in this Section 1.3, the operation of this Section 1.3 shall be suspended during the period of such common ownership (recognizing that the Phase V Lease contains a comparable first refusal right covering the Option Space, which right shall become applicable during any such period of common ownership), but shall again become fully effective and exercisable in accordance with its terms if such common ownership thereafter ceases during the remaining term of this Lease. (The parties acknowledge that the purpose of this paragraph (c) is to coordinate the operation of this first refusal right and the first refusal right in Section 1.4 of the Phase V Lease in such a manner that Tenant's first refusal right with respect to the Option Space shall exist and be exercisable under either the Phase V Lease or this Lease at any applicable time, during the respective terms of and in accordance with the respective provisions of such leases, but there shall be no period in which such first refusal right is simultaneously in effect and exercisable under both leases.)


                           2.  TERM

     2.1. Term. The term of this Lease shall commence on the date of mutual execution hereof by Landlord and Tenant (the "Commencement Date"), which date shall be inserted above as the date of this Lease, and shall end on the day immediately preceding the date fifteen (15) years after the Final Completion Date (as hereinafter defined), unless sooner terminated or extended (if applicable) as hereinafter provided. Notwithstanding the preceding sentence, however, Tenant's rights and obligations with respect to the Third Additional Space shall not commence until the date Landlord tenders possession of the Third Additional Space to Tenant with Landlord's work therein under Section 2.4 and Exhibit C having been certified by Architect (as defined in Exhibit C hereto) as being substantially complete, subject only to the correction of "punch list" items as contemplated in
Section 2.4 hereof which do not, in the aggregate, materially interfere with Tenant's ability to occupy and use the Third Additional Space for the uses contemplated hereunder. For purposes of this Lease, the term "Final Completion Date" shall mean the earlier of (a) January 1, 2000 or (b) the date construction of the Commercial Manufacturing Facility in the Premises under Section 2.4 and Exhibit C is substantially complete (except for correction of "punch list" items which do not, in the aggregate, materially interfere with Tenant's ability to use such Commercial Manufacturing Facility for the uses contemplated hereunder).

      2.2. Early Possession. If Landlord permits Tenant to occupy, use or take possession of any portion of the Premises other than the Existing Space (which Tenant is already occupying pursuant to the Existing Lease) prior to the date on which Tenant's rights and obligations with respect to such portion of the Premises commence in accordance with
Section 2.1, such occupancy shall be subject to and upon all the terms and conditions of this Lease, excluding the obligation to pay rent and other charges, unless Landlord and Tenant agree otherwise; provided, however, that such early possession shall not advance or otherwise affect the Commencement Date, Completion Date or termination date determined pursuant to Section 2.1; provided further, that Landlord shall in all events permit Tenant to have early access to and possession of the Third Additional Space, at reasonable times and under reasonable conditions, prior to the completion of Landlord's work therein, solely for the purpose of installing fixtures and equipment and other similar work preparatory to Tenant's commencement of business in the Third Additional Space, and Tenant shall not be required to pay rent or Operating Expenses by reason of such early possession until the date Tenant's obligations with respect to the Third Additional Space would otherwise commence under Section 2.1 hereof; and provided further, that Tenant shall not interfere with or delay Landlord's contractors by such early possession and shall indemnify, defend and hold harmless Landlord and its agents and employees from and against any and all claims, demands, liabilities, actions, losses, costs and expenses, including (but not limited to) reasonable attorneys' fees, arising out of or in connection with Tenant's early entry upon such portion of the Premises hereunder, excluding those which arise out of the negligence or willful misconduct of Landlord or its agents.

      2.3. Delay In Possession. Landlord agrees to use its best reasonable efforts to complete promptly and diligently the work described in Section 2.4 and Exhibit C with respect to each applicable portion of the Premises, subject to the effects of any delays caused by or attributable to Tenant or any other circumstances beyond Landlord's reasonable control (excluding any financial inability); provided, however, Landlord shall not be liable for any damages caused by any delay in the availability of any portion of the Premises or by any delay in the completion of Landlord's work with respect to any such portion of the Premises, nor shall any such delay affect the validity of this Lease or the obligations of Tenant hereunder. Without limiting the generality of the foregoing, the parties acknowledge that Landlord's ability to construct and improve the Third Additional Space in accordance with
Section 2.4 and Exhibit C will depend on, among other things, approval by the City of Hayward of the street abandonment and building expansion required for such construction to proceed. The parties agree to proceed diligently to pursue such City approvals; if, despite such diligent efforts, the required approvals are unavailable, then the provisions of this Lease relating to the Third Additional Space shall be of no further force or effect but (i) all other provisions of this Lease shall remain in full force and effect with respect to the Existing Space, First Additional Space and Second Additional Space and (ii) Landlord shall be required to make available to Tenant alternative space within the Center, on market terms mutually and reasonably agreeable to Landlord and Tenant, to house the Commercial Manufacturing Facility that is intended for the Third Additional Space, in which event Landlord and Tenant shall enter into a lease amendment or new lease, as appropriate, embodying the terms of their agreement with respect to such alternative space. Landlord expressly agrees that to the extent the Third Additional Space never becomes available and the Commercial Manufacturing Facility is therefore placed in alternative space as contemplated in the preceding sentence, since such alternative placement will require a substantial duplication of equipment and facilities that could have been shared between the Pilot Manufacturing Facility and the Commercial Manufacturing Facility if both were located in the Building, Landlord shall bear as its sole expense, without reimbursement from Tenant by rent adjustments or direct reimbursements or otherwise, all reasonable costs associated with the construction of duplicate facilities and systems in such alternative space that would have been shared between the Pilot Manufacturing Facility and the Commercial Manufacturing Facility if both had been located in the Building. If the Third Additional Space does not become available and Landlord is not able to make alternative space in the Center available to Tenant within a time frame reasonably consistent with Tenant's business needs, then Tenant shall have the right, at its election, to terminate this Lease by written notice to Landlord.

     2.4.  Construction.
            (a)  The obligation of Landlord to perform work to
improve the respective portions of the Premises for occupancy by Tenant hereunder is set forth in Exhibit C attached hereto and incorporated herein by this reference. As indicated therein, it is intended by the parties that the Premises will be subdivided, for improvement purposes, into two phases: a "Pilot Manufacturing Facility" to occupy part or all of the Existing Space, First Additional Space and Second Additional Space, and a "Commercial Manufacturing Facility" to occupy the Third Additional Space and any remaining portions of the Existing Space, First Additional Space and Second Additional Space. Since the rental provisions in Section 3.1 of this Lease are defined with reference to characterization of portions of the Premises as part of either the Pilot Manufacturing Facility or the Commercial Manufacturing Facility, Landlord and Tenant agree to cooperate and negotiate diligently and in good faith to ensure that at all relevant times hereunder, the space identified as the Pilot Manufacturing Facility and the space identified as the Commercial Manufacturing Facility, as such identification is agreed upon mutually in writing from time to time by the parties, shall comprise the entire Premises and there shall be no part of the Premises which is not assigned to one or the other of such two categories of space. In implementing the preceding sentence, it is the general intent of the parties that all of the space improved and made available for use by Tenant prior to the Final Completion Date shall be considered to be part of the Pilot Manufacturing Facility from and after the date such improved space is made available for use by Tenant, and that only those portions of the space which are improved and made available for use by Tenant on or substantially concurrently with the Final Completion Date shall be considered to be part of the Commercial Manufacturing Facility. Except as set forth in this Section 2.4 (including paragraph (b) below) and in Exhibit C, Landlord shall have no responsibilities or obligations with respect to preparation of the Premises for Tenant's occupancy. Acceptance by Tenant of possession of the applicable portions of the Premises from time to time, after performance of such work by Landlord, shall constitute acceptance by Tenant of such portions of the Premises in their then completed condition, as applicable, subject to the terms of this Section 2.4 (including paragraph
(b) below), and Landlord shall have no further responsibility of any kind or character for improvement of such respective portions of the Premises or in connection with such work; provided, however, that within fifteen (15) days after the date on which Landlord tenders to Tenant possession of any portion of the Premises in which Landlord has performed improvement work under Section 2.4 and Exhibit C, Tenant may furnish to Landlord a "punch list" identifying any items or matters in such portion of the Premises which are not constructed in accordance with the plans and specifications approved under Exhibit C hereto and Landlord shall promptly and diligently correct all such matters within thirty (30) days after receipt of such punch list at its sole cost and expense.

            (b)   Notwithstanding the provisions of  paragraph
(a) above, Landlord warrants to Tenant that on the date the improvements in each respective phase of the Premises are tendered to Tenant for Tenant's possession and commencement of business therein, the Building systems serving such phase of the Premises shall be in good operating order, and the Building and the tenant improvements constructed by Landlord in such phase (i) shall be free from material structural defects and (ii) shall comply with all applicable covenants and restrictions of record, statutes, ordinances, codes, rules, regulations, orders and requirements in effect on the date of such tender, including Title 24 of the California Administrative Code and the Americans with Disabilities Act; provided, however, that the foregoing warranty shall not be construed to apply to any particular use which Tenant will make of the Premises, except to the extent such use has been expressly disclosed to Landlord and Architect during the planning process for the applicable phase in such a manner and in such detail as to reasonably permit Landlord and Architect to take such use into consideration in designing and constructing the applicable improvements. If it is determined that the foregoing warranty has been violated in any respect, then it shall be the obligation of Landlord, after receipt of written notice from Tenant setting forth with specificity the nature of the violation, to promptly, at Landlord's sole cost and expense, correct the condition(s) constituting such violation. Landlord shall also protect, indemnify, defend and hold Tenant harmless from and against any and all liability, loss, suits, claims, actions, costs and expenses (including, but not limited to, reasonable attorneys' fees) arising from any breach of the foregoing warranty. The provisions of this
Section 2.4(b) shall survive the termination of this Lease. With respect to the foregoing warranty regarding systems being in good operating order, Tenant's failure to give such written notice to Landlord within ninety (90) days after tender of possession of the applicable phase to Tenant shall give rise to a conclusive presumption that Landlord has complied with such warranty as to such phase. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty as to the present or future suitability of the Premises for the conduct of Tenant's business or proposed business therein, except as expressly set forth in this Lease.

            (c)   Notwithstanding any other provisions of this
Section  2.4  or of Exhibit C to the contrary, to  the  extent
Tenant, by mutual agreement of Landlord and Tenant as contemplated in Exhibit C, enters into contracts directly with the architect and/or contractor(s) for any of the tenant improvement work in the Premises, Landlord's sole obligation with respect to such work contracted for by Tenant shall be to make payments with respect thereto when and as required under Exhibit C and to cooperate with Tenant with respect to any approvals or other actions required of Landlord under Exhibit C in connection with such work; Landlord's warranties under Section 2.4(b) and Landlord's obligations to make improvements and correct "punch list" items under
Section 2.4(a) shall not apply to any improvement work designed and/or constructed under direct contract with Tenant, it being the intention of the parties that Tenant's sole recourse with respect to any such work designed and/or constructed under direct contracts with Tenant shall be solely against the applicable contracting parties and not against Landlord.

             (d) TENANT ACKNOWLEDGES THAT THE FOREGOING WARRANTIES ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO THE PHYSICAL CONDITION OF THE
BUILDING AND IMPROVEMENTS TO BE CONSTRUCTED BY LANDLORD AND THAT LANDLORD MAKES NO OTHER WARRANTIES EXCEPT AS EXPRESSLY SET FORTH IN THIS LEASE.
      2.5. Acknowledgment Of Final Completion Date. Promptly following the Final Completion Date, Landlord and Tenant shall execute a written acknowledgment of the Final Completion Date, date of termination and related matters, substantially in the form attached hereto as Exhibit D (with appropriate insertions), which acknowledgment shall be deemed to be incorporated herein by this reference. Notwithstanding the foregoing requirements, the failure of one or both parties to execute any such written acknowledgment shall not affect the determination of the Final Completion Date, date of termination, square footage of the Premises and related matters in accordance with the provisions of this Lease.

      2.6. Holding Over. If Tenant holds possession of the Premises after the term of this Lease with Landlord's written consent, then except as otherwise specified in such consent, Tenant shall become a tenant from month to month at one hundred percent (100%) for the first thirty (30) days of such holding over, and at one hundred twenty-five percent (125%) thereafter, of the rental in effect for the period immediately prior to such holding over and otherwise upon the terms herein specified for the period immediately prior to such holding over, and shall continue in such status until the tenancy is terminated by either party upon not less than thirty (30) days prior written notice. If Tenant holds possession of the Premises after the term of this Lease without Landlord's written consent, then Landlord in its sole discretion may elect (by written notice to Tenant) to have Tenant become a tenant either from month to month or at will, at one hundred fifty percent (150%) of the rental (prorated on a daily basis for an at-will tenancy, if applicable) and otherwise upon the terms herein specified for the period immediately prior to such holding over, or may elect to pursue any and all legal remedies available to Landlord under applicable law with respect to such unconsented holding over by Tenant. Tenant shall indemnify and hold Landlord harmless from any loss, damage, claim, liability, cost or expense (including reasonable attorneys' fees) resulting from any delay by Tenant in surrendering the Premises (except with Landlord's prior written consent), including but not limited to any claims made by a succeeding tenant by reason of such delay. Acceptance of rent by Landlord following expiration or termination of this Lease shall not constitute a renewal of this Lease.

                          3.  RENTAL

     3.1.  Minimum Rental.
           (a) Tenant shall pay to Landlord as minimum rental for the Premises, in advance, without deduction, offset, notice or demand, on or before the Commencement Date and on or before the first day of each subsequent calendar month of the term of this Lease, the following amounts per month:
                (i)    During the period from the Commencement
     Date until the date construction of the Pilot Manufacturing Facility under Section 2.4 and Exhibit C is certified by Architect as being substantially complete (except for correction of "punch list" items which do not, in the aggregate, materially interfere with Tenant's ability to occupy and use the Pilot Manufacturing Facility for the uses contemplated hereunder) (the "Pilot Facility Completion Date"), minimum monthly rental shall be payable at the rate of One Dollar ($1.00) per square foot per month on the aggregate area of the Premises, which shall (for this purpose) be deemed to consist initially of the Existing Space, the First Additional Space and the Second Additional Space (23,756 square feet in the aggregate), and to consist of the entire Premises (40,000 square feet) as soon as the construction of the Building Shell for the Third Additional Space is certified by the architect selected by Landlord for the Building Shell as being substantially completed, if such substantial completion occurs prior to the Pilot Facility Completion Date.

                 (ii)    Beginning  on  the   Pilot   Facility
     Completion Date, minimum monthly rental on the portion of the Premises designated from time to time as the Pilot Manufacturing Facility shall be payable at the following rates (since the termination date for this Lease depends on the Final Completion Date and that date is presently uncertain, the number of months reflected in such table exceeds the anticipated duration of the Lease; once the actual termination date has been established, any months reflected in the following table that fall after such termination date shall simply be disregarded):
                Months After Pilot
                 Facility  Completion Date     Minimum  Rental
Rate
                     001-012                   $ 1.25/sq ft
                     013-024                     1.30/sq ft
                     024-036                     1.35/sq ft
                     037-048                     1.41/sq ft
                     049-060                     1.46/sq ft
                     061-072                     1.52/sq ft
                     073-084                     1.58/sq ft
                     085-096                     1.64/sq ft
                     097-108                     1.71/sq ft
                     109-120                     1.78/sq ft
                     121-132                     1.85/sq ft
                     133-144                     1.92/sq ft
                     145-156                     2.00/sq ft
                     157-168                     2.08/sq ft
                     169-180                     2.16/sq ft
                     181-192                     2.25/sq ft
                     193-204                     2.34/sq ft


                 (iii)  During  the  period  from  the   Pilot
     Facility Completion Date to the Final Completion Date, minimum monthly rental on the portion of the Premises in which construction of the Commercial Manufacturing Facility is in progress shall continue to be payable at the rate of One Dollar ($1.00) per square foot per month, and for purposes of that calculation the Third Additional Space shall be deemed to become part of the Premises on the date the construction of the Building Shell for the Third Additional Space is certified by the architect selected by Landlord for the Building Shell as being substantially completed.

                (iv) Beginning on the Final Completion Date and continuing through the expiration of the term of this Lease, minimum monthly rental for the entire Premises shall be payable at the applicable rates determined under the table set forth in Section 3.1(a)(ii) above. For purposes of applying such table, the "months" for the entire Premises shall be counted from the Pilot Facility Completion Date, as under Section 3.1(a)(ii) above, notwithstanding the fact that the Commercial Manufacturing Facility will not become subject to the scheduled rental rates under the table until a later date.

                (v) If the obligation to pay minimum rental hereunder commences on other than the first day of a calendar month or if the term of this Lease terminates on other than the last day of a calendar month, the minimum rental for such first or last month of the term of this Lease, as the case may be, shall be prorated based on the number of days the term of this Lease is in effect during such month. If an increase in minimum rental becomes effective on a day other than the first day of a calendar month, the minimum rental for that month shall be the sum of the two applicable rates, each prorated for the portion of the month during which such rate is in effect.

            (b) In determining the square footage of the Premises or of relevant portions thereof for purposes of applying the rates per square foot set forth in
Section 3.1(a), square footages shall be as determined in good faith by Landlord's architect on a basis consistent with that used in measuring other leased premises within the Center, which basis consists of measuring from the exterior faces of exterior walls, from the dripline of overhangs and recessed areas, and from the centerline of interior demising walls.

            (c)   The minimum rental amounts specified in this
Section 3.1 are based upon a base tenant improvement allowance of Thirty and No/100 Dollars ($30.00) per square foot, or an estimated total of One Million Two Hundred Thousand and No/100 Dollars ($1,200,000.00) (the "Tenant Improvement Allowance"), for the work to be performed by Landlord on the Premises under
Section 2.4 and Exhibit C.

                (i) If Landlord's total direct costs of its work under Section 2.4 and Exhibit C (including, but not limited to, payments to contractors and subcontractors for labor, materials and profits or overhead, permit fees and charges, sales and use taxes, testing and inspection costs, architects', engineers' and other consulting and professional fees, costs of power, water and other utilities and of collection and removal of debris, and all other related costs incurred in connection with the design and construction of such work) (the "Direct Costs") on the Pilot Manufacturing Facility exceed Thirty Dollars ($30.00) per square foot times the area of the Pilot Manufacturing Facility (as determined in accordance with Section 3.1(b) hereof), then during the period from the Pilot Facility Completion Date until the Final Completion Date, Tenant shall pay additional monthly rent to Landlord in an amount equal, for each month during such period, to one and eight hundredths percent (1.08%) of the amount by which such Direct Costs for the Pilot Manufacturing Facility exceed Thirty Dollars ($30.00) per square foot times the area of the Pilot Manufacturing Facility as determined in accordance with Section 3.1(b) hereof.

                (ii) Beginning on the Final Completion Date, if and to the extent that Landlord's total Direct Costs of its work under Section 2.4 and Exhibit C on the entire Premises (i.e., both the Pilot Manufacturing Facility and the Commercial Manufacturing Facility) exceed, in the aggregate, Thirty Dollars ($30.00) per square foot times the area of the Premises (as determined in accordance with Section 3.1(b) hereof), Tenant shall pay additional monthly rent to Landlord as follows:

                      (A)   If such Direct Costs exceed Thirty
          Dollars ($30.00) per square foot but do not exceed Fifty-Five Dollars ($55.00) per square foot, then such additional monthly rent during the next 144 months of the term of this Lease (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under Section 3.1(a)(ii) above) shall be equal to the area of the Premises as determined under Section 3.1(b) multiplied by $0.01375 per square foot per month for each $1.00 per square foot by which such Direct Costs exceed Thirty Dollars ($30.00) per square foot, with no further additional monthly rent due under this
          Section 3.1(c)(ii)(A) after such 144 months;

                      (B)   If such Direct Costs exceed Fifty
          Five Dollars ($55.00) per square foot but do not exceed Eighty Dollars ($80.00) per square foot, then such additional monthly rent during the next 120 months of the term of this Lease (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under
          Section 3.1(a)(ii) above) shall be equal to the area of the Premises as determined under Section 3.1(b) multiplied by the sum of (I) $0.34 per square foot per month plus (II) $0.01493 per square foot per month for each $1.00 per square foot by which such Direct Costs exceed Fifty-Five Dollars ($55.00) per square foot, and such additional monthly rent during months 121 through 144 (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under
          Section 3.1(a)(ii) above) shall be equal to $0.34 per square foot per month times the area of the Premises as determined under Section 3.1(b), with no further additional monthly rent due under this
          Section 3.1(c)(ii)(B) after such 144 months; and

                      (C)   If such Direct Costs exceed Eighty
          Dollars ($80.00) per square foot, then such additional monthly rent during the next 84 months of the term of this Lease (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under Section 3.1(a)(ii) above) shall be equal to the area of the Premises as determined under Section 3.1(b) multiplied by the sum of (I) $0.71 per square foot per month plus
          (II) $0.01819 per square foot per month for each $1.00 per square foot by which such Direct Costs exceed Eighty Dollars ($80.00) per square foot, such additional monthly rent during months 85 through 120 (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under Section 3.1(a)(ii) above) shall be equal to $0.71 per square foot per month times the area of the Premises, and such additional monthly rent during months 121 through 144 (counting from the Final Completion Date, not from the Pilot Facility Completion Date as under Section 3.1(a)(ii) above) shall be equal to $0.34 per square foot per month times the area of the Premises, with no further additional monthly rent due under this Section 3.1(c)(ii)(C) after such 144 months.

      3.2. Late Charge. If Tenant fails to pay when due rental or other amounts due Landlord hereunder on or before the fifth (5th) day after such rental or other amount is due, such unpaid amounts shall bear interest for the benefit of Landlord at a rate equal to the lesser of fifteen percent (15%) per annum or the maximum rate permitted by law, from the date due to the date of payment. In addition to such interest, Tenant shall pay to Landlord a late charge in an amount equal to ten percent (10%) of any installment of minimum rental and any other amounts due Landlord if not paid in full on or before the fifth (5th) day after such rental or other amount is due. Tenant acknowledges that late payment by Tenant to Landlord of rental or other amounts due hereunder will cause Landlord to incur costs not contemplated by this Lease, including, without limitation, processing and accounting charges and late charges which may be imposed on Landlord by the terms of any loan relating to the Property. Tenant further acknowledges that it is extremely difficult and impractical to fix the exact amount of such costs and that the late charge set forth in this Section 3.2 represents a fair and reasonable estimate thereof. Acceptance of any late charge by Landlord shall not constitute a waiver of Tenant's default with respect to overdue rental or other amounts, nor shall such acceptance prevent Landlord from exercising any other rights and remedies available to it. Acceptance of rent or other payments by Landlord shall not constitute a waiver of late charges or interest accrued with respect to such rent or other payments or any prior installments thereof, nor of any other defaults by Tenant, whether monetary or non-monetary in nature, remaining uncured at the time of such acceptance of rent or other payments.
                           4.  TAXES

     4.1. Personal Property. Tenant shall be responsible for and shall pay prior to delinquency all taxes and assessments levied against or by reason of all alterations and additions and all other items installed or paid for by Tenant under this Lease, and the personal property, trade fixtures and other property placed by Tenant in or about the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. If at any time during the term of this Lease any of said alterations, additions or personal property, whether or not belonging to Tenant, shall be taxed or assessed as part of the Property, then such tax or assessment shall be paid by Tenant to Landlord immediately upon presentation by Landlord of copies of the tax bills in which such taxes and assessments are included and shall, for the purposes of this Lease, be deemed to be personal property taxes or assessments under this
Section 4.1.
      4.2. Real Property. To the extent that real property taxes and assessments on the Premises are assessed separately from the remainder of the Property, Tenant shall be responsible for and shall pay prior to delinquency all such taxes and assessments levied against the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. To the extent the Premises are taxed or assessed as part of the Property, such real property taxes and assessments shall constitute Operating Expenses (as that term is defined in Section 5.2 of this Lease) and shall be paid in accordance with the provisions of
Article 5 of this Lease.


                    5.  OPERATING EXPENSES

     5.1.  Payment Of Operating Expenses.

            (a)  Tenant shall pay to Landlord, at the time and
in the manner hereinafter set forth, beginning on the Commencement Date and continuing throughout the term of this Lease, as additional rental, an amount equal to two and sixty one hundredths percent (2.61%) ("Tenant's Operating Cost Share") of the Operating Expenses defined in Section 5.2.
            (b)  Tenant's Operating Cost Share as specified in
paragraph (a) of this Section is based upon an estimated area of 7,200 square feet for the Premises (reflecting, initially, only the size of the Existing Space) and an aggregate area of 275,674 square feet for the buildings owned by Landlord on the Property. As the area of the Premises increases due to the commencement of Tenant's obligations with respect to the First Additional Space, Second Additional Space and Third Additional Space, respectively, and if and when the actual area of the Premises or of the buildings owned by Landlord on the Property, as determined in good faith by Landlord's architect on a basis consistent with that used in measuring other leased premises within the Center, differs from the estimated numbers set forth above, then Tenant's Operating Cost Share shall be adjusted to reflect the actual areas so determined.

           (c) If Landlord constructs additional buildings on the Property (or on any adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property) from time to time, Tenant's Operating Cost Share shall be adjusted to be equal to the percentage determined by dividing the gross square footage of the Premises as they then exist by the gross square footage of all buildings located on portions of the Property owned by Landlord (or on any applicable adjacent property owned by Landlord as described above). In determining said percentage, a building shall be taken into account from and after the date on which costs and expenses attributable to such building are first included in Operating Expenses under Section 5.2 hereof, and the good faith determination of the gross square footage of any such building by Landlord's architects shall be final and binding upon the parties, absent manifest error.

      5.2. Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the term "Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (and any applicable adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property as described above), including, without limitation, costs and expenses of (i) insurance, property management, landscaping, and operation, repair and maintenance of buildings and common areas; (ii) all utilities and services;
(iii) real and personal property taxes and assessments or substitutes therefor, including (but not limited to) any possessory interest, use, business, license or other taxes or fees, any taxes imposed directly on rents or services, any assessments or charges for police or fire protection, housing, transit, open space, street or sidewalk construction or maintenance or other similar services from time to time by any governmental or quasi-governmental entity, and any other new taxes on landlords in addition to taxes now in effect (but excluding corporate income taxes); (iv) supplies, equipment, utilities and tools used in management, operation and maintenance of the Property; (v) capital improvements to the Property or the Building, amortized over the useful life of such capital improvements, (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) which are required by law, ordinance, regulation or order of any governmental authority or (cc) which constitute repairs or replacements of existing improvements in the Premises or common areas of the Property with items of similar quality and function, as a result of obsolescence or ordinary wear and tear, in order to maintain and preserve the quality, safety and usefulness of the Property, to the extent such repairs or replacements are treated as capital items under generally accepted accounting principles; and (vi) any other costs (including, but not limited to, any parking or utilities fees or surcharges) allocable to or paid by Landlord, as owner of the Property or Building, pursuant to any applicable laws, ordinances, regulations or orders of any governmental or quasi governmental authority or pursuant to the terms of any declarations of covenants, conditions and restrictions now or hereafter affecting the Property (or any applicable adjacent property owned by Landlord as described above). Operating Expenses shall not include any costs attributable to increasing the size of or otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4 or Exhibit C. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis. Notwithstanding anything to the contrary contained in this
Section 5.2, the following shall not be included in Operating Expenses under this Lease:

           (A) Leasing commissions, attorneys' fees, costs, disbursements and other expenses incurred in connection with negotiations or disputes with tenants, or in connection with leasing, renovating or improving space for tenants or other occupants or prospective tenants or other occupants of the Building or of the land on which the Premises are located;

           (B) The cost of any service sold to any tenant (including Tenant) or other occupant for which Landlord is entitled to be reimbursed as an additional charge or rental over and above the basic rent and escalations payable under Landlord's lease with that tenant;

             (C)  Any depreciation on the Building;

           (D) Costs of a capital nature, including but not limited to capital improvements and alterations, capital repairs, capital equipment and capital tools, as determined in accordance with generally accepted accounting principles consistently applied, except to the extent expressly provided in clause (v) above;

           (E) Expenses in connection with services or other benefits of a type that are not offered to Tenant but that are provided to another tenant or occupant of the Building or land upon which the Premises are located;

           (F) Overhead profit increments paid to Landlord's subsidiaries or affiliates for management or other services relating to the Building or the Property, or for supplies or other materials, to the extent the cost of such services, supplies or materials exceeds a reasonable market rate for obtaining such services, supplies or materials from unaffiliated parties;

           (G) All interest, loan fees and other carrying costs related to any mortgage or deed of trust or related to any capital item, and all rental and other payments due under any ground or underlying lease, or any lease for any equipment ordinarily considered to be of a capital nature (except janitorial equipment which is not affixed to the Building);

           (H) Any compensation paid to clerks, attendants or other persons in commercial concessions operated by Landlord;

          (I)  Advertising and promotional expenditures;
           (J) Costs of repairs and other work occasioned by fire, windstorm or other casualty of an insurable nature;
           (K) Any costs, fines or penalties incurred due to violations by Landlord of any governmental rule or authority, this Lease or any other lease affecting the Building or the land on which the Premises are located, or due to Landlord's negligence or willful misconduct;
           (L) Management costs, to the extent they exceed a reasonable market rate for management services provided to comparable projects in Hayward, California and surrounding areas;

            (M)   Costs  for  sculpture,  paintings  or  other
     objects of art, including (but not limited to) any  costs
     for  insurance  thereon  or  extraordinary  security   in
     connection therewith;

           (N) Wages, salaries or other compensation paid to any executive employee above the grade of building manager;

           (O)   The cost of correcting any building  code  or
     other   violations  of  applicable  law  which,  on   the
     Commencement Date, were existing violations of laws or codes then in effect;

           (P) The cost of containing, removing or otherwise remediating any contamination of the Building or Property (including the underlying land and groundwater) by any toxic or hazardous materials (including, without limitation, asbestos and PCB's);

            (Q)   Any  increase  in  real  property  taxes  or
     assessments on the Property as a result of a change in ownership of the Property; provided, however, that the exclusion contained in this clause (Q) shall apply only in the determination of Operating Expenses with respect to periods prior to the third (3rd) anniversary of the Commencement Date, and shall not apply in the determination of Operating Expenses with respect to any subsequent periods during the term of this Lease; and

           (R) Any other expense not specifically included or excluded above which, under generally accepted accounting principles and practices consistently applied, would not be considered a normal maintenance or operating expense.

      5.3. Determination Of Operating Expenses. On or before the Commencement Date and during the last month of each calendar year of the term of this Lease ("Lease Year"), or as soon thereafter as practical, Landlord shall provide Tenant notice of Landlord's estimate of the Operating Expenses for the ensuing Lease Year or applicable portion thereof. On or before the first day of each month during the ensuing Lease Year or applicable portion thereof, beginning on the Commencement Date, Tenant shall pay to Landlord Tenant's Operating Cost Share of the portion of such estimated Operating Expenses allocable (on a prorata basis) to such month; provided, however, that if such notice is not given in the last month of a Lease Year, Tenant shall continue to pay on the basis of the prior year's estimate, if any, until the month after such notice is given. If at any time or times it appears to Landlord that the actual Operating Expenses will vary from Landlord's estimate by more than five percent (5%), Landlord may, by notice to Tenant, revise its estimate for such year and subsequent payments by Tenant for such year shall be based upon such revised estimate.
     5.4.  Final Accounting For Lease Year.
            (a)   Within ninety (90) days after the  close  of
each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant, subject to Tenant's audit right set forth below. If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty (30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety (90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.
            (b)   Notwithstanding any other provisions of this
Section 5.4, within one (1) year after receipt of a final statement from Landlord setting forth actual Operating Expenses and Tenant's Operating Cost Share for any period (a "Statement"), Tenant shall have the right to audit or inspect Landlord's books and records relating to Operating Expenses (and to any other additional rent payable by Tenant under this Lease) for the period covered by the Statement, provided that such audit shall be conducted only during normal business hours, on not less than ten (10) days prior written notice to Landlord, at a location reasonably specified by Landlord, and at Tenant's sole cost and expense, except as hereinafter provided. Landlord shall cooperate with Tenant in all reasonable respects in the course of such audit, and Tenant and its employees and agents shall be permitted to make photocopies (at Tenant's expense) of any pertinent portions of Landlord's books and records. Landlord shall retain its books and records for each Lease Year for a period of at least one
(1) year after delivery to Tenant of Landlord's Statement for the applicable Lease Year. To the extent that Tenant, on the basis of such audit, disputes any item in the applicable Statement or in the calculation of Tenant's obligations thereunder, Tenant shall give Landlord written notice of the disputed items, in reasonable detail and with reasonable supporting information, within thirty (30) days after the earlier to occur of the completion of Tenant's audit or the expiration of Tenant's 1-year audit period. If Landlord and Tenant are not able to resolve such dispute by good faith negotiations within thirty (30) days after Tenant notifies Landlord in writing of the disputed items, then Tenant may, by written notice to Landlord, request an independent audit of such books and records. The independent audit of the books and records shall be conducted by a certified public accountant acceptable to both Landlord and Tenant or, if the parties are unable to agree, by a "Big Six" accounting firm designated by Landlord and not then employed by Landlord or Tenant. The audit shall be limited to the determination of the amount of Operating Expenses and of Tenant's share thereof for the Lease Year covered by the Statement, and shall be based on generally accepted accounting principles and tax accounting principles, consistently applied, subject to any modifications or limitations expressly set forth in
Section 5.2 hereof. If it is determined, by mutual agreement of Landlord and Tenant or by independent audit, that the amount paid by Tenant for Operating Expenses for the period covered by the Statement was incorrect, then the appropriate party shall pay to the other party the deficiency or overpayment, as applicable, within thirty (30) days after the final determination of such deficiency or overpayment. All costs and expenses of the audit shall be paid by Tenant unless the audit shows that Landlord overstated Operating Expenses for the period covered by the Statement by more than four percent (4%), in which event Landlord shall pay all costs and expenses of the audit. Each party agrees to maintain the confidentiality of the findings of any audit in accordance with the provisions of this Section 5.4. The provisions of this Section 5.4 shall survive the expiration or sooner termination of this Lease.

     5.5. Proration. If the Commencement Date falls on a day other than the first day of a Lease Year or if this Lease terminates on a day other than the last day of a Lease Year, the amount of Tenant's Operating Cost Share payable by Tenant applicable to such first and last partial Lease Year shall be prorated on the basis which the number of days during such Lease Year in which this Lease is in effect bears to 365. The termination of this Lease shall not affect the obligations of Landlord and Tenant pursuant to Section 5.4 to be performed after such termination.


                         6.  UTILITIES

     6.1. Payment. Commencing with the Commencement Date and thereafter throughout the term of this Lease, Tenant shall pay, before delinquency, all charges for water, gas, heat, light, electricity, power, sewer, telephone, alarm system, janitorial and other services or utilities supplied to or consumed in or upon the Premises, including any taxes on such services and utilities. It is the intention of the parties that all such services shall be separately metered to the Premises. In the event that any of such services supplied to the Premises are not separately metered, then the amount thereof shall be an item of Operating Expenses and shall be paid as provided in Article 5.

      6.2. Interruption. There shall be no abatement of rent or other charges required to be paid hereunder and Landlord shall not be liable in damages or otherwise for interruption or failure of any service or utility furnished to or used in the Premises because of accident, making of repairs, alterations or improvements, severe weather, difficulty or inability in obtaining services or supplies, labor difficulties or any other cause, excluding the negligence and willful misconduct and omissions of Landlord and its agents.


                        7.  ALTERATIONS

      7.1. Right To Make Alterations. Tenant shall make no alterations, additions or improvements to the Premises, other than interior non-structural alterations costing less than
Five Thousand Dollars ($5,000.00) in each instance, without the prior written consent of Landlord. All such alterations, additions and improvements shall be completed with due diligence in a first-class workmanlike manner and in compliance with plans and specifications approved in writing by Landlord and all applicable laws, ordinances, rules and regulations.
      7.2. Title To Alterations. All alterations, additions and improvements installed pursuant to this Lease shall be part of the Building and the property of Landlord, unless Landlord elects to require Tenant to remove the same upon the termination of this Lease; provided, however, that the foregoing shall not apply to Tenant's movable furniture and trade fixtures not affixed to the Property. Under no circumstances, however, shall Tenant be required to remove any alterations, additions or improvements installed by Landlord as part of Landlord's work under Section 2.4 and Exhibit C. Moreover, if Tenant, in connection with requesting Landlord's approval for any alteration, addition or improvement, requests in writing that Landlord specify whether Landlord will require Tenant to remove such alteration, addition or improvement upon termination of this Lease, then Landlord shall not be entitled to require such removal unless Landlord states its intention to do so in writing to Tenant concurrently with or prior to Landlord's approval of the requested alteration, addition or improvement.

     7.3. Tenant Fixtures. Notwithstanding the provisions of Sections 7.1 and 7.2, Tenant may install, remove and reinstall trade fixtures without Landlord's prior written consent, except that any fixtures which are affixed to the Premises or which affect the exterior or structural portions of the Building shall require Landlord's written approval. The foregoing shall apply to Tenant's signs, logos and insignia, all of which Tenant shall have the right to place and remove and replace solely with Landlord's prior written consent as to location, size and composition. Tenant shall immediately repair any damage caused by installation and removal of fixtures under this Section 7.3.

      7.4. No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, materialmen, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any and all liability, loss, damage, cost and other expenses, including, without limitation, reasonable attorneys' fees, arising out of claims of any lien for work performed or materials or supplies furnished at the request of Tenant or persons claiming under Tenant. Nothing in this Section 7.4 shall be construed to prevent Tenant from obtaining financing on Tenant's movable furniture, equipment and trade fixtures or from granting a security interest in such items to one or more lenders, provided that Tenant shall not be entitled, pursuant to this sentence or otherwise, to encumber any alterations, additions or improvements that are the property of Landlord and that must remain with the Premises upon termination of this Lease, as provided in Sections 7.2 and 7.3 hereof. Without limiting the generality of the preceding sentence, Landlord acknowledges that it has been advised by Tenant that Tenant is presently a party to agreements creating liens on some or all of Tenant's existing and/or after-acquired equipment, furniture, trade fixtures and other personal property in favor of (a) Transamerica Business Credit and
(b) Comdisco; nothing in this sentence shall be construed, however, as a waiver or release by Landlord with respect to the proviso set forth in the preceding sentence regarding limitations on the property that Tenant is entitled to encumber.
                  8.  MAINTENANCE AND REPAIRS
     8.1.  Landlord's Work.
           (a) Landlord shall repair and maintain or cause to be repaired and maintained in a prompt and expeditious manner those portions of the Building outside of the Premises, the common areas of the Property, and the roof, foundation, exterior walls and other structural portions of the Building. The cost of all work performed by Landlord under this
Section 8.1 shall be an Operating Expense hereunder, except to the extent such work (i) is required due to the negligence of Landlord or any other tenant of the Building, (ii) is a service to a specific tenant or tenants, other than Tenant, for which Landlord has received or has the right to receive full reimbursement, (iii) is a capital expense not includible as an Operating Expense under Section 5.2 hereof, or (iv) is required due to the negligence or willful misconduct of Tenant or its agents, employees or invitees (in which event Tenant shall bear the full cost of such work pursuant to the indemnification provided in Section 10.6 hereof). Tenant knowingly and voluntarily waives the right to make repairs at Landlord's expense, or to offset the cost thereof against rent, under any law, statute, regulation or ordinance now or hereafter in effect.
            (b)   If Landlord fails to perform, within fifteen
(15) days after written request from Tenant (except in the case of conditions which cannot reasonably be repaired within fifteen (15) days, in which event this paragraph (b) shall apply only to the extent Landlord fails to commence the applicable maintenance or repair within such 15-day period or thereafter fails to proceed diligently to complete the applicable maintenance or repair), any maintenance or repair obligation under Section 8.1(a) which relates specifically to the Premises or the common areas immediately adjacent to the Premises and such failure creates (or permits to exist) a risk of material harm to persons or property, then Tenant shall have the right to perform such maintenance or repair and Landlord shall be obligated to reimburse Tenant for the reasonable cost thereof, together with interest at the rate specified in the first sentence of Section 3.2 hereof from the date of payment by Tenant to the date of reimbursement by Landlord, within fifteen (15) days after written notice from Tenant of the completion and cost of such work, accompanied by copies of invoices or other appropriate supporting documentation. Under no circumstances, however, shall this paragraph (b) be construed to create any contractual right of Tenant to offset the cost of any such work against rent or other charges falling due from time to time under this Lease.

     8.2.  Tenant's Obligation For Maintenance.
              (a)  Good  Order,  Condition  And  Repair.    By
accepting   possession  of  the  Premises,  and   subject   to
Section 2.4, Tenant acknowledges that the Premises are in good and sanitary order, condition and repair. Except as provided in Section 8.1 hereof, Tenant at its sole cost and expense shall keep and maintain in good and sanitary order, condition and repair the Premises and every part thereof, wherever located, including but not limited to the signs, interior, the face of the ceiling over Tenant's floor space, HVAC equipment and related mechanical systems serving the Premises (for which equipment and systems Tenant shall enter into a service contract with a person or entity designated or approved by
Landlord, such approval not to be unreasonably withheld or delayed), all doors, door checks, windows, plate glass, door fronts, exposed plumbing and sewage and other utility facilities, fixtures, lighting, wall surfaces, floor surfaces and ceiling surfaces and all other interior repairs, foreseen and unforeseen, as required.

             (b) Landlord's Remedy. If Tenant, after notice from Landlord, fails to make or perform promptly any repairs or maintenance which are the obligation of Tenant hereunder, Landlord shall have the right, but shall not be required, to enter the Premises and make the repairs or perform the maintenance necessary to restore the Premises to good and sanitary order, condition and repair. Immediately on demand from Landlord, the cost of such repairs shall be due and payable by Tenant to Landlord.
             (c) Condition Upon Surrender. At the expiration or sooner termination of this Lease, Tenant shall surrender the Premises, including any additions, alterations and improvements thereto not removed in accordance with the terms of this Lease, broom clean, in good and sanitary order, condition and repair, ordinary wear and tear excepted, first, however, removing all goods and effects of Tenant and any and all fixtures and items required to be removed or specified to be removed at Landlord's election pursuant to this Lease, and repairing any damage caused by such removal. Tenant expressly waives any and all interest in any personal property and trade fixtures not removed from the Premises by Tenant at the expiration or termination of this Lease, agrees that any such personal property and trade fixtures may, at Landlord's election, be deemed to have been abandoned by Tenant, and authorizes Landlord (at its election and without prejudice to any other remedies under this Lease or under applicable law) to remove and either retain, store or dispose of such property at Tenant's cost and expense (provided that before incurring any such charges for Tenant's account, Landlord shall first give Tenant ten (10) days prior written notice of Landlord's intention to do so, so that Tenant may have an opportunity first to correct the situation on its own behalf), and Tenant waives all claims against Landlord for any damages resulting from any such removal, storage, retention or disposal, except to the extent (if any) that such damages result from the negligence or willful misconduct or omission of Landlord or its agents.


                      9.  USE OF PREMISES

      9.1. Permitted Use. Tenant shall use the Premises solely for general office, sales, adminstrative marketing and the design, development, testing and manufacturing of medical equipment and pharmaceutical products, and for no other purpose.

      9.2. Requirement Of Continued Use. Tenant shall not at any time abandon the Premises and shall continuously during the  term  of  this  Lease  (except  during  any  period  when
improvements   are   being  constructed  by   Landlord   under
Section 2.4 and Exhibit C and/or when the Premises are unusable by reason of events described in Article 13 hereof) conduct and carry on in the Premises the use permitted hereunder.

     9.3. No Nuisance. Tenant shall not use the Premises for or carry on or permit upon the Premises or any part thereof any offensive, noisy or dangerous trade, business, manufacture, occupation, odor or fumes, or any nuisance or anything against public policy, nor interfere with the rights or business of any other tenants or of Landlord in the Building or the Property, nor commit or allow to be committed any waste in, on or about the Premises, nor make any other unreasonable use of the Premises. Tenant shall not do or permit anything to be done in or about the Premises, nor bring nor keep anything therein, which will in any way cause the Premises to be uninsurable with respect to the insurance required by this Lease or with respect to standard fire and extended coverage insurance with vandalism, malicious mischief and riot endorsements.

      9.4. Compliance With Laws. Tenant shall not use the Premises or permit the Premises to be used in whole or in part for any purpose or use that is in violation of any applicable laws, ordinances, regulations or rules of any governmental agency or public authority. Tenant shall keep the Premises equipped with all safety appliances required by law, ordinance or insurance on the Premises or any order or regulation of any public authority because of Tenant's particular use of the
Premises. Tenant shall procure all licenses and permits required for use of the Premises, excluding building permits and an initial certificate of occupancy or reasonable local equivalent thereof for Landlord's work under Section 2.4 and Exhibit C, both of which it shall be Landlord's responsibility to procure. Tenant shall use the Premises in strict accordance with all applicable ordinances, rules, laws and regulations and shall comply with all requirements of all governmental authorities now in force or which may hereafter be in force pertaining to the use of the Premises by Tenant, including, without limitation, regulations applicable to noise, water, soil and air pollution, and making such nonstructural alterations and additions thereto as may be required from time to time by such laws, ordinances, rules, regulations and requirements of governmental authorities or insurers of the Premises (collectively, "Requirements") because of Tenant's construction of improvements in or other particular use of the Premises. Any structural alterations or additions required from time to time by applicable Requirements because of Tenant's construction of improvements in or other particular use of the Premises shall, at Landlord's election, either (i) be made by Tenant, at Tenant's sole cost and expense, in accordance with the procedures and standards set forth in Section 7.1 for alterations by Tenant, or (ii) be made by Landlord at Tenant's sole cost and expense, in which event Tenant shall pay to Landlord as additional rent, within thirty (30) days after demand by Landlord, an amount equal to all reasonable costs incurred by Landlord in connection with such alterations or additions. Any structural alterations or additions required from time to time by applicable Requirements for any other reason shall be Landlord's sole obligation and expense, subject to the possible characterization of such expenses as Operating Expenses in accordance with Section 5.2 hereof (if applicable). The judgment of any court, or the admission by Tenant in any proceeding against Tenant, that Tenant has violated any law, statute, ordinance or governmental rule, regulation or requirement shall be conclusive of such violation as between Landlord and Tenant.
      9.5. Liquidation Sales. Tenant shall not conduct or permit to be conducted any auction, bankruptcy sale, liquidation sale, or going out of business sale, in, upon or about the Premises or the Property, whether said auction or sale be voluntary, involuntary or pursuant to any assignment for the benefit of creditors, or pursuant to any bankruptcy or other insolvency proceeding.
     9.6.  Environmental Compliance.
            (a)   Landlord warrants and represents  to  Tenant
that the Premises, Builidng and the Property presently comply with all environmental laws and Landlord will use its best efforts to ensure that the Premises, Building and the Property remain in compliance with all environmental laws during the term and any extended term hereof, including without limitation reasonably monitoring the condition of the Property, Building and Premises and the activities of other tenants. Landlord's obligations under this Section 9.6(a) are not intended to impose a greater burden on Landlord than that set forth in Section 9.6(d) herein or as otherwise required by law, regulation or statute, nor to relieve Tenant of any of its express obligations under this Section 9.6.

            (b) Without limiting the generality of Tenant's obligations set forth in Section 9.4 of this Lease:

                 (i)   Tenant  shall not cause or  permit  any
hazardous or toxic substance or hazardous waste (as defined in any federal, state or local law, ordinance or regulation applicable to such substances or wastes) to be brought upon, kept, stored or used on or about the Property without the prior written consent of Landlord, which consent shall not be unreasonably withheld, except that Tenant, in connection with its permitted use of the Property as provided in Section 9.1, may keep, store and use materials that constitute hazardous materials which are customary for such permitted use, provided such hazardous materials are kept, stored and used in quantities which are customary for such permitted use and are kept, stored and used in full compliance with clauses (ii) and
(iii) immediately below;

                 (ii)  Tenant shall comply with all applicable
laws, rules, regulations, orders, permits, licenses and operating plans of any governmental authority with respect to the receipt, use, handling, generation, transportation, storage, treatment, release and/or disposal of hazardous or toxic substances or wastes in the course of or in connection with the conduct of Tenant's business on the Property, and shall provide Landlord with copies of any and all permits, licenses, registrations and other similar documents that authorize Tenant to conduct any such activities in connection with Tenant's use of the Property from time to time;

                 (iii)   Tenant  shall not (A) operate  on  or
about the Property any facility required to be permitted or licensed as a hazardous waste facility or for which interim status as such is required, nor (B) store any hazardous wastes on or about the Property for ninety (90) days or more, nor (C) conduct any other activities on or about the Property that could result in the property being deemed to be a "hazardous waste facility" (including, but not limited to, any storage or treatment of hazardous substances or hazardous wastes which could have such a result); and
                 (iv)   Tenant shall provide to Landlord  from
time to time, upon written request by Landlord, (A) a list of all hazardous substances and/or wastes that Tenant receives, uses, handles, generates, transports, stores, treats or disposes of from time to time in connection with its operations on the Property, and (B) copies of any Material Safety Data Sheets, hazardous waste manifests, Hazardous Materials Management Plans, Contingency Plans and Emergency Procedures, hazardous substance reports to the California Department of Health Services, indusrial wastewater discharge permits, and any other lists or inventories of hazardous substances and/or wastes on or about the Property that Tenant is otherwise required to prepare and file from time to time with any governmental or regulatory authority; provided, however, that nothing in this clause (iv) is intended to require Tenant to prepare specially for Landlord any lists or other documents that Tenant does not otherwise prepare or have available in the course of Tenant's business; and provided further, however, that if Tenant reasonably determines that the volume of any such materials requested by Landlord is so substantial as to make the furnishing of such materials to Landlord unreasonably burdensome, Tenant may instead, by written notice to Landlord, elect simply to maintain copies of such materials to such extent and for such periods as may be required by applicable law and to permit Landlord or its representatives to inspect and copy (at Landlord's expense) such materials during normal business hours at any time and from time to time upon reasonable notice to Tenant.

           (c) Tenant shall fully indemnify and hold harmless Landlord, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses (including reasonable attorneys' fees) arising from (A) any violation of Section 9.6(b) herein, or (B) any release of hazardous or toxic substances, or any other violation of environmental law with respect to the Premises or Property, to the extent any such release or violation described in this clause (B) is caused by Tenant or its employees, agents, contractors or assigns, and (ii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by Landlord that relate in any way to a release of hazardous or toxic substances, or to any other violation of environmental law with respect to the Premises or Property, to the extent any such release or violation described in this clause (ii) is caused by Tenant or its agents, employees, contractors or assigns.

            (d)   Landlord  shall  fully  indemnify  and  hold
harmless Tenant, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses (including reasonable attorneys' fees) arising from any violation of Section 9.6(a) herein, including without limitation any condition of the Premises, Building and/or Property existing at the Commencement Date; (ii) any damages, claims, liabilities, demands, losses, costs or expenses
(including reasonable attorneys' fees) arising from any release of hazardous or toxic substances, or from any other violation of environmental law with respect to the Property, Building or Premises, to the extent the same is not caused by Tenant or its employees, agents, contractors or assigns; and
(iii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by Tenant that relate in any way to a breach by Landlord of Section 9.6(a), to any condition of the Property, Building or Premises existing on the Commencement Date, or to any release of hazardous or toxic substances or other violation of environmental law caused by Landlord or its employees, agents, contractors or assigns.

            (e) The provisions of this Section 9.6 shall survive the termination of this Lease.
      9.7. ADA/Title 24 Compliance. Landlord shall deliver and maintain the premises at its expense in compliance, as and when required by law, with the Americans with Disabilities Act, California Title 24 and any and all other related governmental requirements.


                 10.  INSURANCE AND INDEMNITY

     10.1. Liability Insurance.

            (a)   Tenant  shall procure and maintain  in  full
force and effect at all times during the term of this Lease, at Tenant's cost and expense, comprehensive public liability and property damage insurance to protect against any liability to the public, or to any invitee of Tenant or Landlord, arising out of or related to the use of or resulting from any accident occurring in, upon or about the Premises, with limits of liability of not less than (i) One Million Dollars ($1,000,000.00) for injury to or death of one person, (ii) Three Million Dollars ($3,000,000.00) for personal injury or death, per occurrence, and (iii) Five Hundred Thousand Dollars ($500,000.00) for property damage, or a combined single limit of public liability and property damage insurance of not less than Five Million Dollars ($5,000,000.00). Such insurance shall name Landlord and its general partners and Managing Agent as additional insureds thereunder. The amount of such insurance shall not be construed to limit any liability or obligation of Tenant under this Lease.

            (b) Landlord shall procure and maintain in full force and effect at all times during the term of this Lease, at Landlord's cost and expense (but reimbursable as an Operating Expense under Section 5.2 hereof), fire and "all risk" extended coverage property damage insurance for the Building and interior improvements that are the property of Landlord and for the improvements in the common areas of the Property, on a full replacement cost basis, with rental loss insurance. Such insurance may include earthquake and/or flood coverage to the extent Landlord in its discretion elects to carry such coverage, and shall have such commercially reasonable deductibles and other terms as Landlord in its discretion determines to be appropriate. Landlord shall have no obligation to carry property damage insurance for any alterations, additions, improvements, trade fixtures or personal property installed or maintained by Tenant on or about the Premises.

     10.2. Quality Of Policies And Certificates. All policies of insurance required hereunder shall be issued by responsible insurers and shall be written as primary policies not contributing with and not in excess of any coverage that Landlord may carry. Tenant shall deliver to Landlord copies of policies or certificates of insurance showing that said policies are in effect. The coverage provided by such policies shall include the clause or endorsement referred to in Section 10.4. If Tenant fails to acquire, maintain or renew any insurance required to be maintained by it under this
Article 10 or to pay the premium therefor, then Landlord, at its option and in addition to its other remedies, but without obligation so to do, may procure such insurance, and any sums expended by it to procure any such insurance shall be repaid upon demand, with interest as provided in Section 3.2 hereof. Tenant shall obtain written undertakings from each insurer under policies required to be maintained by it to notify all insureds thereunder at least thirty (30) days prior to cancellation, amendment or revision of coverage.

      10.3. Workers' Compensation. Tenant shall maintain in full force and effect during the term of this Lease workers' compensation insurance covering all of Tenant's employees working on the Premises.

      10.4. Waiver Of Subrogation. To the extent permitted by law and without affecting the coverage provided by insurance required to be maintained hereunder, Landlord and Tenant each waive any right to recover against the other (i) damages for injury to or death of persons, (ii) damage to property, (iii) damage to the Premises or any part thereof, or (iv) claims arising by reason of any of the foregoing, but only to the extent that any of the foregoing damages and claims under subparts (i)-(iv) hereof are covered, and only to the extent of such coverage, by casualty insurance actually carried or required to be carried hereunder by either Landlord or Tenant. This provision is intended to waive fully, and for the benefit of each party, any rights and claims which might give rise to a right of subrogation in any casualty insurance carrier. Each party shall procure a clause or endorsement on any casualty insurance policy required under this Article 10 denying to the insurer rights of subrogation against the other party to the extent rights have been waived by the insured prior to the occurrence of injury or loss. Coverage provided by insurance maintained by Tenant or Landlord under this
Article 10 shall not be limited, reduced or diminished by virtue of the subrogation waiver herein contained.

     10.5. Increase In Premiums. Tenant shall do all acts and pay all expenses necessary to insure that the Premises are not used for purposes prohibited by any applicable fire insurance, and that Tenant's use of the Premises complies with all requirements necessary to obtain any such insurance. If Tenant uses or permits the Premises to be used in a manner which increases the existing rate of any insurance on the Premises carried by Landlord, Tenant shall pay the amount of the increase in premium caused thereby, and Landlord's costs of obtaining other replacement insurance policies, including any increase in premium, within ten (10) days after demand therefor by Landlord, which demand shall be accompanied by reasonably detailed documentation supporting such demand.

     10.6. Indemnification.

            (a)   Tenant  shall  indemnify,  defend  and  hold
Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person, or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Landlord or which Landlord may pay or incur by reason of the use, occupancy and enjoyment of the Premises by Tenant or any invitees, sublessees, licensees, assignees, employees, agents or contractors of Tenant or holding under Tenant arising during the term of this Lease from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors shall not be liable for, and Tenant hereby waives all claims against such persons for, damages to goods, wares and merchandise in or upon the Premises, or for injuries to Tenant, its agents or third persons in or upon the Premises, arising during the term of this Lease from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Tenant shall give prompt notice to Landlord of any casualty or accident of a material nature in, on or about the Premises.

            (b) Landlord shall indemnify, defend and hold Tenant, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Tenant or which Tenant may pay or incur, to the extent such liabilities or other matters arise by reason of (i) any negligence or willful misconduct or omission by Landlord, its agents or employees, (ii) any breach by Landlord, its agents or employees of any term of this Lease and (iii) any causes of action or obligations the due date of performance of which arose prior to the Commencement Date.

       10.7. Blanket Policy. Any policy required to be maintained hereunder may be maintained under a so-called "blanket policy" insuring other parties and other locations so long as the amount of insurance required to be provided hereunder is not thereby diminished.


                 11.  SUBLEASE AND ASSIGNMENT

      11.1. Assignment And Sublease Of Premises. Tenant shall not have the right or power to assign its interest in this Lease, or make any sublease, nor shall any interest of Tenant under this Lease be assignable involuntarily or by operation of law, without on each occasion obtaining the prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed. Any purported sublease or assignment of Tenant's interest in this Lease requiring but not having received Landlord's consent thereto shall be void. Without limiting the generality of the foregoing, Landlord may withhold consent to any proposed subletting or assignment solely on the ground that the use by the proposed subtenant or assignee is reasonably likely to be incompatible with Landlord's use of the balance of the Building or Property. Notwithstanding the foregoing provisions, however, Tenant may assign this Lease or sublet the Premises, or any portion thereof, without Landlord's consent (but with prior or substantially concurrent written notice to Landlord), to any entity which controls, is controlled by, or is under common control with Tenant; to any entity which results from a merger or consolidation with Tenant; to any entity engaged in a joint venture with Tenant; or to any entity which acquires substantially all of the stock or assets of Tenant, as a going concern, with respect to the business that is being conducted in the Premises (hereinafter each a "Permitted Transfer"). In addition, any sale or transfer of the capital stock of Tenant shall be deemed a Permitted Transfer if (i) such sale or transfer occurs in connection with any bona fide financing or capitalization for the benefit of Tenant, or (ii) if such sale or transfer occurs in connection with Tenant's status as a publicly traded corporation. Landlord shall have no right to terminate this Lease in connection with, and shall have no right to any sums or other economic consideration resulting from, any Permitted Transfer. In the event of a permitted subleasing of the Premises or any portion thereof by Tenant, Tenant will retain all sublease profits net of its underlying obligations under this Lease. Landlord will not have the right or option under any circumstances, other than pursuant to the default provisions of this Lease (to the extent applicable), to recapture any space that Tenant assigns or subleases during the initial Lease term.
      11.2. Rights Of Landlord. Consent by Landlord to one or more assignments of this Lease, or to one or more sublettings of the Premises, or collection of rent by Landlord from any assignee or sublessee, shall not operate to exhaust Landlord's rights under this Article 11, nor constitute consent to any subsequent assignment or subletting. No assignment of Tenant's interest in this Lease and no sublease shall relieve Tenant of its obligations hereunder, notwithstanding any waiver or extension of time granted by Landlord to any assignee or sublessee, or the failure of Landlord to assert its rights against any assignee or sublessee, and regardless of whether Landlord's consent thereto is given or required to be given hereunder. In the event of a default by any assignee, sublessee or other successor of Tenant in the performance of any of the terms or obligations of Tenant under this Lease, Landlord may proceed directly against Tenant without the necessity of exhausting remedies against any such assignee, sublessee or other successor. In addition, Tenant immediately and irrevocably assigns to Landlord, as security for Tenant's obligations under this Lease, all rent from any subletting of all or a part of the Premises as permitted under this Lease, and Landlord, as Tenant's assignee, or any receiver for Tenant appointed on Landlord's application, may collect such rent and apply it toward Tenant's obligations under this Lease; except that, until the occurrence of an act of default by Tenant, beyond the expiration of any applicable grace period, Tenant shall have the right to collect such rent.


            12.  RIGHT OF ENTRY AND QUIET ENJOYMENT

      12.1. Right Of Entry. Landlord and its authorized representatives shall have the right to enter the Premises at any time during the term of this Lease during normal business hours and upon not less than twenty-four (24) hours prior notice, except in the case of emergency (in which event no notice shall be required and entry may be made at any time), for the purpose of inspecting and determining the condition of the Premises or for any other proper purpose including, without limitation, to make repairs, replacements or improvements which Landlord may deem necessary, to show the Premises to prospective purchasers, to show the Premises to prospective tenants, and to post notices of nonresponsibility; provided, however, that notwithstanding anything to the contrary contained in the preceding portion of this sentence, Landlord shall not enter any portions of Tenant's facility designated by Tenant as "secure" areas except on reasonable prior notice to Tenant and except in compliance with all conditions reasonably imposed by Tenant and/or by any governmental authority with respect to such access (which conditions may, by way of example but not limitation, include a requirement that any visitors to such areas be accompanied by a representative of Tenant at all times). Landlord shall not be liable for inconvenience, annoyance, disturbance, loss of business, quiet enjoyment or other damage or loss to Tenant by reason of making any repairs or performing any work upon the Premises unless such are the result of the negligence or willful misconduct of Landlord or its agents, and the obligations of Tenant under this Lease shall not thereby be affected in any manner whatsoever, provided, however, Landlord shall use reasonable efforts to minimize the inconvenience to Tenant's normal business operations caused thereby.

      12.2. Quiet Enjoyment. Landlord covenants that Tenant, upon paying the rent and performing its obligations hereunder and subject to all the terms and conditions of this Lease, shall peacefully and quietly have, hold and enjoy the Premises throughout the term of this Lease, or until this Lease is terminated as provided by this Lease.


                   13.  CASUALTY AND TAKING

      13.1. Termination Or Reconstruction. If during the term of this Lease the Premises or Building, or any substantial part of either, (i) is damaged materially by fire or other casualty or by action of public or other authority in consequence thereof, (ii) is taken by eminent domain or by reason of any public improvement or condemnation proceeding, or in any manner by exercise of the right of eminent domain (including any transfer in avoidance of an exercise of the power of eminent domain), or (iii) receives irreparable damage by reason of anything lawfully done under color of public or other authority, this Lease shall terminate as to the entire Premises at Landlord's or Tenant's election by written notice given to the other party within thirty (30) days after the damage or taking has occurred; provided, however, that with respect to events of damage or destruction described in clause
(i) above, Landlord's termination right shall be exercisable only if either (A) the time reasonably estimated by Landlord's architect or contractor to be required for the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein exceeds six (6) months from the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease, or exceeds sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease, or (B) the reasonably estimated cost of such repair or restoration is more than one hundred five percent (105%) of the insurance proceeds reasonably available for such repair or restoration under the insurance required to be maintained by Landlord pursuant to Section 10.1(b) hereof (including, in the case of any failure by Landlord to maintain such required insurance, any proceeds that would have been reasonably available for such repair or restoration if Landlord had maintained such required insurance) and Landlord, in its reasonable and good faith judgment, determines that it is not economically and commercially reasonable to use such proceeds for the repair or restoration of the Premises; provided further, that with respect to events of damage or destruction described in clause
(i) above, Tenant's termination right shall be exercisable only if either (I) the time reasonably estimated by Landlord's architect or contractor to be required for the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein exceeds six (6) months from the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease, or exceeds sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease, or
(II) Landlord fails to complete the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein within six (6) months after the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease or within sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease (provided, however, that so long as Landlord is proceeding diligently and with reasonable good faith efforts, such periods shall be extended, day for day, by a number of days equal to the number of days of actual delay in Landlord's completion of such repair or restoration that are caused by weather, acts of God, strikes, shortage of labor or materials or other circumstances beyond Landlord's reasonable control (excluding financial inability), including (but not limited to) acts or omissions of Tenant or its agents or employees), or (III) Landlord advises Tenant that Landlord intends to perform only a Partial Restoration (as defined below) and Tenant determines reasonably and in good faith, within thirty (30) days after Tenant is advised of the nature and scope of the proposed Partial Restoration, that the Premises available to Tenant following such Partial Restoration will not be sufficient to permit Tenant to resume normal business operations in the Premises for the uses permitted hereunder; and provided further, that with respect to takings or damage described in clause (ii) or (iii) above, Landlord's and Tenant's respective termination rights shall be exercisable only if Landlord or Tenant, as applicable, determines reasonably and in good faith that the extent and nature of such taking or damage is to substantially and permanently impair Tenant's ability to conduct normal business operations in the balance of the Premises for the uses permitted hereunder. If neither Landlord nor Tenant elects to terminate this Lease as hereinabove provided, Landlord shall repair any such damage and restore the Premises (to the extent of Landlord's work therein under Section 2.4 and Exhibit C) and the Building as nearly as reasonably possible to the condition existing before the damage or taking, with an equitable abatement of Tenant's rent and Operating Expense obligations pending completion of such repair or restoration as contemplated in Section 13.3 below; provided, however, that in the case of any damage or destruction described in clause
(i) above, if the reasonably estimated cost of such repair or restoration is more than one hundred five percent (105%) of the insurance proceeds (if any) reasonably available for such repair or restoration under the insurance required to be maintained by Landlord pursuant to Section 10.1(b) hereof (including, in the case of any failure by Landlord to maintain such required insurance, any proceeds that would have been reasonably available for such repair or restoration if Landlord had maintained such required insurance), Landlord may elect to perform such repair or restoration (to the extent of Landlord's work under Section 2.4 and Exhibit C) only to the extent of such insurance proceeds that are (or would have been) available (a "Partial Restoration"); and provided further, that upon completion of such Partial Restoration, Tenant's minimum monthly rental and Operating Expense obligations shall be permanently adjusted, for the balance of the remaining term of this Lease, in a fair and equitable manner reflecting any decrease in the size and/or functionality of the partially restored Premises for the uses contemplated hereunder. In the event of any termination of this Lease by Tenant or Landlord pursuant to this Section 13.1 or Section 13.2, Landlord agrees that to the extent any portion of the Premises can still be lawfully occupied and used by Tenant, Tenant shall have the right, at its option, to remain in and continue to use such portion of the Premises on a month-to-month holdover basis, terminable by Landlord or Tenant at any time on thirty (30) days' written notice (except that no such termination by Landlord may be effective sooner than six (6) months after the date of the damage, destruction or taking pursuant to which such termination arose), and Tenant's minimum monthly rental and Operating Expense obligations shall be adjusted, for the duration of such holdover occupancy, in a fair and equitable manner reflecting any decrease in the size and/or functionality of the remaining Premises for the uses contemplated hereunder. The provisions of the preceding sentence shall supersede any inconsistent provisions in Section 2.6 of this Lease.

     13.2. Tenant's Rights. If any portion of the Premises is so taken by condemnation, Tenant may elect to terminate this Lease if the portion of the Premises taken is of such extent and nature as substantially to handicap, impede or permanently impair Tenant's use of the balance of the Premises. Tenant must exercise its right to terminate by giving notice to Landlord within thirty (30) days after the nature and extent of the taking have been finally determined. If Tenant elects to terminate this Lease, Tenant shall also notify Landlord of the date of termination, which date shall not be earlier than thirty (30) days nor later than ninety (90) days after Tenant has notified Landlord of its election to terminate, except that this Lease shall terminate on the date of taking if the date of taking falls on any date before the date of termination designated by Tenant.

     13.3. Lease To Remain In Effect. If neither Landlord nor Tenant terminates this Lease as hereinabove provided, this Lease shall continue in full force and effect, except that minimum monthly rental and Tenant's Operating Expense obligations  shall  abate to the extent Tenant's  use  of  the
Premises is impaired for any period that any portion of the Premises is unusable or inaccessible because of a casualty or taking hereinabove described. Each party waives the provisions of Code of Civil Procedure Section 1265.130, allowing either party to petition the Superior Court to terminate this Lease in the event of a partial condemnation of the Premises.

      13.4. Reservation Of Compensation. Landlord reserves, and Tenant waives and assigns to Landlord, all rights to any award or compensation for damage to the Premises, Building, Property and the leasehold estate created hereby, accruing by reason of any taking in any public improvement, condemnation or eminent domain proceeding or in any other manner by exercise of the right of eminent domain or of anything lawfully done by public authority, except that Tenant shall be entitled to any and all compensation or damages paid for or on account of Tenant's moving expenses, trade fixtures, equipment, personal property and any leasehold improvements in the Premises, the cost of which was borne by Tenant, but only to the extent of the then remaining unamortized value of such improvements computed on a straight-line basis over the term of this Lease. Tenant covenants to deliver such further assignments of the foregoing as Landlord may from time to time reasonably request.
      13.5. Restoration Of Fixtures. If Landlord repairs or causes repair of the Premises after such damage or taking, Tenant at its sole expense shall repair and replace promptly all fixtures, equipment and other property of Tenant located at, in or upon the Premises and all additions, alterations and improvements and all other items installed or paid for by Tenant under this Lease that were damaged or taken, so as to restore the same to a condition reasonably consistent with the conduct of the permitted uses contemplated in Section 9.1 hereof. Tenant shall have the right to make modifications to the Premises, fixtures and improvements, subject to the prior written approval of Landlord, which approval shall not be unreasonably withheld or delayed. In its review of Tenant's plans and specifications, Landlord may take into consideration the effect of the proposed modifications on the exterior appearance, the structural integrity and the mechanical and other operating systems of the Building.


                         14.  DEFAULT

      14.1. Events Of Default. The occurrence of any of the following shall constitute an event of default on the part of
Tenant:

             (a)  Abandonment.  Abandonment of  the  Premises.
Tenant  waives  any  right Tenant may  have  to  notice  under
Section 1951.3 of the California Civil Code, the terms of this subsection (a) being deemed such notice to Tenant as required by said Section 1951.3;
             (b)  Nonpayment.  Failure to pay, when  due,  any
amount payable to Landlord hereunder, such failure continuing for a period of five (5) days after written notice of such failure; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 et seq., as amended from time to time;
             (c)  Other  Obligations.  Failure to perform  any
obligation, agreement or covenant under this Lease other than those matters specified in subsection (b) hereof, such failure continuing for fifteen (15) days after written notice of such failure, or, if it is not possible to cure such default within fifteen (15) days, failure to commence cure within said fifteen (15) day period and thereafter to proceed diligently to complete cure; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 et seq., as amended from time to time;
             (d) General Assignment.  A general assignment  by
Tenant for the benefit of creditors;
             (e)  Bankruptcy.   The filing  of  any  voluntary
petition in bankruptcy by Tenant, or the filing of an involuntary petition by Tenant's creditors, which involuntary petition remains undischarged for a period of thirty (30) days. In the event that under applicable law the trustee in bankruptcy or Tenant has the right to affirm this Lease and continue to perform the obligations of Tenant hereunder, such trustee or Tenant shall, in such time period as may be permitted by the bankruptcy court having jurisdiction, cure all defaults of Tenant hereunder outstanding as of the date of the affirmance of this Lease and provide to Landlord such adequate assurances as may be reasonably necessary to ensure Landlord of the continued performance of Tenant's obligations under this Lease. Specifically, but without limiting the generality of the foregoing, such adequate assurances must include assurances that the Premises continue to be operated only for the use permitted hereunder. The provisions hereof are to assure that the basic understandings between Landlord and Tenant with respect to Tenant's use of the Premises and the benefits to Landlord therefrom are preserved, consistent with the purpose and intent of applicable bankruptcy laws;
             (f)  Receivership.  The employment of a  receiver
appointed by court order to take possession of substantially all of Tenant's assets or the Premises, if such receivership remains undissolved for a period of thirty (30) days;
             (g)  Attachment.   The attachment,  execution  or
other judicial seizure of all or substantially all of Tenant's assets or the Premises, if such attachment or other seizure remains undismissed or undischarged for a period of thirty
(30) days after the levy thereof;
             (h)  Insolvency.   The  admission  by  Tenant  in
writing of its inability to pay its debts as they become due, the filing by Tenant of a petition seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, the filing by Tenant of an answer admitting or failing timely to contest a material allegation of a petition filed against Tenant in any such proceeding or, if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed; or

            (i) Cross-Default.  Any event of default by Tenant
under (A) any other lease between Landlord and Tenant covering any other portion of the Property from time to time during the term of this Lease, or (B) the lease entered into substantially concurrently herewith by Tenant and Britannia Point Eden, LLC with respect to a new building to be constructed in Phase V of the Center, to the extent (under either of the foregoing clauses) such default continues beyond any applicable cure periods provided in the applicable lease, and to the extent Landlord therefore has (and exercises concurrently with any termination of this Lease) a right to terminate such other applicable lease; provided, however, that the default event set forth in this Section 14.1(i) shall not apply with respect to any default under a lease described herein to the extent Tenant has previously assigned or transferred all of its right, title and interest under the lease as to which such default then exists and, as a result of such transfer, the holder of the lessee's interest under the lease as to which such default then exists is not a person or entity which controls, is controlled by or is under common control with the person or entity which is then the holder of the lessee's interest under this Lease.
     14.2. Remedies Upon Tenant's Default.
            (a)   Upon the occurrence of any event of  default
described in Section 14.1 hereof, Landlord, in addition to and without prejudice to any other rights or remedies it may have, shall have the immediate right to re-enter the Premises or any part thereof and repossess the same, expelling and removing therefrom all persons and property (which property may be stored in a public warehouse or elsewhere at the cost and risk of and for the account of Tenant), using such force as may be lawful and reasonably necessary to do so (as to which Tenant hereby waives any claim for loss or damage that may thereby occur, except for any such loss or damage arising from the negligence or willful misconduct or omission of Landlord or its agents). In addition to or in lieu of such re-entry, and without prejudice to any other rights or remedies it may have, Landlord shall have the right either (i) to terminate this Lease and recover from Tenant all damages incurred by Landlord as a result of Tenant's default, as hereinafter provided, or
(ii) to continue this Lease in effect and recover rent and other charges and amounts as they become due.
            (b)   Even  if Tenant has breached this  Lease  or
abandoned the Premises, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession under subsection (a) hereof and Landlord may enforce all of its rights and remedies under this Lease, including the right to recover rent as it becomes due, and Landlord, without terminating this Lease, may exercise all of the rights and remedies of a lessor under California Civil Code Section 1951.4 (lessor may continue lease in effect after lessee's breach and abandonment and recover rent as it becomes due, if lessee has right to sublet or assign, subject only to reasonable limitations), or any successor Code section. Acts of maintenance, preservation or efforts to relet the Premises or the appointment of a receiver upon application of Landlord to protect Landlord's interests under this Lease shall not constitute a termination of Tenant's right to possession.
            (c)  If Landlord terminates this Lease pursuant to
this Section 14.2, Landlord shall have all of the rights and remedies of a landlord provided by Section 1951.2 of the Civil Code of the State of California, or any successor Code section, which remedies include Landlord's right to recover from Tenant (i) the worth at the time of award of the unpaid rent and additional rent which had been earned at the time of termination, (ii) the worth at the time of award of the amount by which the unpaid rent and additional rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided, (iii) the worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the term after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided, and (iv) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including, but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary repair, renovation and alteration of the Premises (provided that the cost of any such renovation or alteration shall be recoverable only to the extent reasonably necessary to make the Premises suitable for use and occupancy by the new tenant and shall be allocated reasonably between the unexpired portion of the term of this Lease at the date of termination thereof and the balance, if any, of the term of such new tenant's lease falling after the scheduled expiration date of the term of this Lease), reasonable attorneys' fees, and other reasonable costs. The "worth at the time of award" of the amounts referred to in clauses (i) and (ii) above shall be computed by allowing interest at ten percent (10%) per annum from the date such amounts accrued to Landlord. The "worth at the time of award" of the amounts referred to in clause (iii) above shall be computed by discounting such amount at one percentage point above the discount rate of the Federal Reserve Bank of San Francisco at the time of award.

      14.3. Remedies Cumulative. All rights, privileges and elections or remedies of Landlord contained in this Article 14 are cumulative and not alternative to the extent permitted by law and except as otherwise provided herein.


            15.  SUBORDINATION, ATTORNMENT AND SALE

     15.1. Subordination To Mortgage.

            (a) This Lease, and any sublease entered into by Tenant under the provisions of this Lease, shall be subject and subordinate to any ground lease, mortgage, deed of trust, sale/leaseback transaction or any other hypothecation for security now or hereafter placed upon the Building, the Property, or both, and the rights of any assignee of Landlord or of any ground lessor, mortgagee, trustee, beneficiary or leaseback lessor under any of the foregoing, and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. If any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee elects to have this Lease be an encumbrance upon the Property prior to the lien of its mortgage, deed of trust, ground lease or leaseback lease or other security arrangement and gives notice thereof to Tenant, this Lease shall be deemed prior thereto, whether this Lease is dated prior or subsequent to the date thereof or the date of recording thereof. Tenant, and any sublessee, shall execute such documents as may reasonably be requested by any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee to evidence the subordination herein set forth or to make this Lease prior to the lien of any mortgage, deed of trust, ground lease, leaseback lease or other security arrangement, as the case may be. Upon any default by Landlord in the performance of its obligations under any mortgage, deed of trust, ground lease, leaseback lease or assignment, Tenant (and any sublessee) shall attorn to the mortgagee, trustee, beneficiary, ground lessor, leaseback lessor or assignee thereunder upon demand and shall execute and deliver any instrument or instruments confirming the attornment herein provided for. Landlord shall obtain and deliver to Tenant, within ninety (90) days after mutual execution of this Lease, a written nondisturbance agreement from Northwestern Mutual Life Insurance Company (the beneficiary under the existing deed of trust on the Property) providing that Tenant's right to quiet possession of the Premises shall not be disturbed so long as Tenant is not in default beyond the expiration of any applicable cure period and performs all of its obligations under this Lease, unless this Lease is otherwise terminated pursuant to its terms; such written nondisturbance agreement shall either be substantially in the form attached hereto as Exhibit E, but with such modifications as Tenant reasonably requests (and Landlord hereby agrees to use its best efforts to cause Northwestern Mutual Life Insurance Company to agree to all such modifications reasonably requested by Tenant) or be substantially in the form attached hereto as Exhibit E and be accompanied by a side letter agreement between Landlord and Tenant addressing, to Tenant's reasonable satisfaction, the subject matter of the modifications requested by Tenant and not agreed to by Northwestern Mutual Life Insurance Company. If Landlord fails to deliver such agreement or agreement and side letter, as applicable, to Tenant within the required time, Tenant shall have the right to terminate this Lease by written notice to Landlord at any time prior to Landlord's subsequent delivery (if any) of an executed agreement or agreement and side letter, as applicable, meeting such requirements.

            (b) Landlord specifically agrees that (i) Tenant may conclusively rely upon any written notice Tenant receives from any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee ("Beneficiary"), notwithstanding any claim by Landlord contesting the validity of any term or condition of such notice, including, but not limited to, any default by such Beneficiary or any default claimed by Landlord to have been committed by such Beneficiary, and (ii) Landlord shall not make any claim of any kind against Tenant or Tenant's leasehold interest with respect to amounts paid to any such Beneficiary by Tenant or any acts performed by Tenant pursuant to such written notice from any Beneficiary.

            (c) Notwithstanding anything to the contrary contained in this Lease, Tenant shall not be required to subordinate its interest under this Lease unless (i) such subordination does not materially increase Tenant's obligations or materially decrease its rights under this
Lease, and (ii) Landlord first obtains from the Beneficiary requesting such subordination a written agreement that provides that Tenant's right to quiet possession of the Premises shall not be disturbed so long as Tenant is not in default beyond the expiration of any applicable cure period and performs all of its obligations under this Lease, unless this Lease is otherwise terminated pursuant to its terms.

      15.2. Sale Of Landlord's Interest. Upon sale, transfer or assignment of Landlord's entire interest in the Building and Property, Landlord shall be relieved of its obligations hereunder with respect to liabilities accruing from and after the date of such sale, transfer or assignment.

      15.3. Estoppel Certificates. Tenant shall at any time and from time to time, within ten (10) days after written request by Landlord, execute, acknowledge and deliver to Landlord a certificate in writing stating: (i) that this Lease is unmodified and in full force and effect, or if there have been any modifications, that this Lease is in full force and effect as modified and stating the date and the nature of each modification; (ii) the date to which rental and all other sums payable hereunder have been paid; (iii) that to Tenant's actual knowledge Landlord is not in default in the performance of any of its obligations under this Lease, that Tenant has given no notice of default to Landlord and that to Tenant's actual knowledge, no event has occurred which, but for the expiration of the applicable time period, would constitute an event of default hereunder; and (iv) such other matters as may reasonably be requested by Landlord or any institutional lender, mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or prospective purchaser of the Property. Any such certificate provided under this
Section 15.3 may be relied upon by any lender, mortgagee, trustee, beneficiary, assignee or successor in interest to Landlord, by any prospective purchaser, by any purchaser on foreclosure or sale, or by any grantee under a deed in lieu of foreclosure of any mortgage or deed of trust on the Property or Premises. Failure to execute and return within the required time any estoppel certificate requested hereunder shall be deemed to be an admission of the truth of the matters set forth in the form of certificate submitted to Tenant for execution.

      15.4. Subordination to CC&R's. This Lease, and any permitted sublease entered into by Tenant under the provisions of this Lease, shall be subject and subordinate (a) to any declarations of covenants, conditions and restrictions recorded by Landlord with respect to the Property from time to time, provided that the terms of such declarations are reasonable and do not discriminate against Tenant relative to other tenants occupying portions of the Property, and (b) to the Declaration of Covenants, Conditions and Restrictions dated June 20, 1979 and recorded on July 5, 1979 as Instrument No. 79-130777, Alameda County Records, as amended from time to time (the "Master Declaration"), the provisions of which Master Declaration are an integral part of this Lease. Tenant agrees to execute, upon request by Landlord, any documents reasonably required from time to time to evidence the subordination provided in this Section 15.4.


                         16.  SECURITY

     16.1. Deposit.
            (a) Concurrently with Tenant's execution of this Lease, Tenant shall deposit with Landlord the sum of Fifty Thousand and No/100 Dollars ($50,000.00), which sum (the "Security Deposit") shall be held by Landlord as security for the faithful performance of all of the terms, covenants, and conditions of this Lease to be kept and performed by Tenant during the term hereof. If Tenant defaults, beyond the expiration of any applicable grace period, with respect to any provision of this Lease, including, without limitation, the provisions relating to the payment of rental and other sums due hereunder, Landlord shall have the right, but shall not be required, to use, apply or retain all or any part of the Security Deposit for the payment of rental or any other amount which Landlord may spend or become obligated to spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of the Security Deposit is so used or applied, Tenant shall, within thirty (30) days after written demand therefor, deposit cash with Landlord in an amount sufficient to restore the Security Deposit to its original amount and Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep any deposit under this Section separate from Landlord's general funds, and Tenant shall not be entitled to interest thereon. If Tenant fully and faithfully performs every provision of this Lease to be performed by it, the Security Deposit, or any balance thereof, shall be returned to Tenant or, at Tenant's direction, to the last assignee of Tenant's interest hereunder, at the expiration of the term of this Lease and within ten (10) days after Tenant has vacated the Premises. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer all deposits then held by Landlord under this Section to Landlord's successor in interest, whereupon Tenant agrees to release Landlord from all liability for the return of such deposit or the accounting thereof.
            (b) In lieu of the Security Deposit, Tenant may deliver to Landlord at any time, and shall thereafter maintain in full force and effect during the remaining term of this Lease, an irrevocable standby letter of credit in the amount of the required Security Deposit, issued in favor of Landlord by a commercial bank or trust company approved in writing by Landlord (which approval shall not be unreasonably withheld or delayed), in form reasonably satisfactory to Landlord (the "Letter of Credit"), to be held by Landlord as security for the faithful performance of all the payment obligations of Tenant under this Lease during the initial term hereof, subject to the following terms and conditions (and upon delivery of any such Letter of Credit by Tenant, if Landlord is then already holding a cash Security Deposit from Tenant, Landlord shall promptly return such cash Security Deposit to Tenant):
                (i)  Landlord shall be entitled (but shall not
be required) to draw against the Letter of Credit and receive and retain proceeds thereof upon any default by Tenant, beyond the expiration of any applicable cure periods, in the payment of any rent or other amounts required to be paid by Tenant under this Lease (a "monetary default") or upon any other default, beyond the expiration of any applicable cure periods, in Tenant's obligations under this Lease (a "non-monetary default"). The amount of any such draw shall be, with respect to a monetary default, the amount due from Tenant to Landlord, and, in the event of a non-monetary default, an amount estimated by Landlord, in its reasonable discretion, to be the amount necessary to cure such default. Within thirty (30) days following any draw by Landlord against the Letter of Credit, Tenant shall cause the amount of the Letter of Credit to be restored to the full amount of the required Security Deposit pursuant to paragraph (a) above. Landlord's entitlement to draw against the Letter of Credit shall not limit or impair in any way Landlord's other rights and remedies, following any default by Tenant, under any other applicable provision of this Lease or under applicable law.

                  (ii)   Notwithstanding  any  provisions   of
subparagraph (i) above, Landlord shall also be entitled (but shall not be required) to draw against the then remaining balance of the Letter of Credit in full and to receive the entire proceeds of such draw if the Letter of Credit will expire as of a date prior to the expiration of the initial term of this Lease and Tenant fails to provide to Landlord an extension or replacement of such Letter of Credit, in at least the amount of the required Security Deposit, at least thirty
(30) days prior to the scheduled expiration date of such existing Letter of Credit.
                  (iii)   Any  amount  drawn  or  received  by
Landlord pursuant to a draw under the Letter of Credit that is not immediately used or applied by Landlord to remedy a default by Tenant shall be retained by Landlord as a cash Security Deposit on the terms set forth in paragraph (a) above.


                      17.  MISCELLANEOUS
      17.1. Notices. All notices, consents, waivers and other communications which this Lease requires or permits either party to give to the other shall be in writing and shall be deemed given when delivered personally (including delivery by private courier or express delivery service) or four (4) days after deposit in the United States mail, registered or certified mail, postage prepaid, addressed to the parties at their respective addresses as follows:
     To Tenant:       Aradigm Corporation
                      26219 Eden Landing Road
                      Hayward, CA  94545
                      Attn: Richard P. Thompson
                             President and C.E.O.


      with  copy to:         Mark A. Olbert, Vice President  &
CFO
                      Aradigm Corporation
                      26219 Eden Landing Road
                      Hayward, CA  94545


      To  Landlord:           Hayward  Point  Eden  I  Limited
Partnership
                      c/o Britannia Developments, Inc.
                      1939 Harrison Street, Suite 412
                      Park Plaza Building
                      Oakland, CA  94612
                      Attn: T. J. Bristow

     with copy to:         Folger Levin & Kahn LLP
                      Embarcadero Center West
                      275 Battery Street, 23rd Floor
                      San Francisco, CA 94111 Attn:
                      Donald E. Kelley, Jr.

or to such other address as may be contained in a notice at least fifteen (15) days prior to the address change from either party to the other given pursuant to this Section. Rental payments and other sums required by this Lease to be paid by Tenant shall be delivered to Landlord at Landlord's address provided in this Section, or to such other address as Landlord may from time to time specify in writing to Tenant, and shall be deemed to be paid only upon actual receipt.
      17.2. Successors And Assigns. The obligations of this Lease shall run with the land, and this Lease shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the original Landlord named herein and each successive Landlord under this Lease shall be liable only for obligations accruing during the period of its ownership of the Property, which liability shall survive, but future liability under the Lease shall then pass to the successor lessor.
      17.3. No Waiver. The failure of either party to seek redress for violation, or to insist upon the strict performance, of any covenant or condition of this Lease shall not be deemed a waiver of such violation, or prevent a subsequent act which would originally have constituted a violation from having all the force and effect of an original violation.
      17.4. Severability. If any provision of this Lease or the application thereof is held to be invalid or unenforceable, the remainder of this Lease or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable shall not be affected thereby, and each of the provisions of this Lease shall be valid and enforceable, unless enforcement of this Lease as so invalidated would be unreasonable or grossly inequitable under all the circumstances or would materially frustrate the purposes of this Lease.

      17.5. Litigation Between Parties. In the event of any litigation between the parties hereto growing out of this Lease, the prevailing party shall be reimbursed for all reasonable costs, including, but not limited to, reasonable accountants' fees and attorneys' fees. "Prevailing party" within the meaning of this Section shall include, without limitation, a party who dismisses an action for recovery hereunder in exchange for payment of the sums allegedly due, performance of covenants allegedly breached or consideration substantially equal to the relief sought in the action.

      17.6. Surrender. A voluntary or other surrender of this Lease by Tenant, or a mutual termination thereof between Landlord and Tenant, shall not result in a merger but shall, at the option of Landlord, operate either as an assignment to Landlord of any and all existing subleases and subtenancies, or a termination of all or any existing subleases and subtenancies. This provision shall be contained in any and all assignments or subleases made pursuant to this Lease.

     17.7. Interpretation. The provisions of this Lease shall be construed as a whole, according to their common meaning, and not strictly for or against Landlord or Tenant. The captions preceding the text of each Section and subsection hereof are included only for convenience of reference and shall be disregarded in the construction or interpretation of this Lease.

      17.8. Entire Agreement. This written Lease, together with the exhibits hereto, contains all the representations and the entire understanding between the parties hereto with respect to the subject matter hereof. Any prior correspondence, memoranda or agreements are replaced in total by this Lease and the exhibits hereto. This Lease may be modified only by an agreement in writing signed by each of the parties.

      17.9. Governing Law. This Lease and all exhibits hereto shall be construed and interpreted in accordance with and be governed by all the provisions of the laws of the State of California.

      17.10.      No Partnership.  Nothing contained  in  this
Lease shall be construed as creating any type or manner of partnership, joint venture or joint enterprise with or between Landlord and Tenant.

      17.11. Financial Information. From time to time Tenant shall promptly provide directly to prospective lenders and purchasers of the Property designated by Landlord such financial information pertaining to the financial status of Tenant as Landlord may reasonably request; provided, Tenant shall be permitted to provide such financial information in a manner which Tenant deems reasonably necessary to protect the confidentiality of such information. In addition, from time to time, Tenant shall provide Landlord with such financial information pertaining to the financial status of Tenant as Landlord may reasonably request. Landlord agrees that all financial information supplied to Landlord by Tenant shall be treated as confidential material, and shall not be disseminated to any person or entity (including any entity affiliated with Landlord, except as otherwise expressly provided below) without Tenant's prior written consent, except that Landlord shall be entitled to provide such information, subject to reasonable precautions to protect the confidential nature thereof, (i) to Landlord's partners and professional advisors, solely for use in connection with Landlord's execution and enforcement of this Lease, and (ii) to prospective lenders and/or purchasers of the Property, solely for use in connection with their bona fide consideration of a proposed financing or purchase of the Property, provided that such prospective lenders and/or purchasers are not engaged in businesses directly competitive with the business then being conducted by Tenant. For purposes of this Section, without limiting the generality of the obligations provided herein,
(A) it shall be deemed reasonable for Landlord to request copies of Tenant's most recent audited annual financial statements, or, if audited statements have not been prepared, unaudited financial statements for Tenant's most recent fiscal year, accompanied by a certificate of Tenant's chief financial officer that such financial statements fairly present Tenant's financial condition as of the date(s) indicated, and (B) during any period when Tenant has a class of publicly-traded securities and is a reporting company under the Securities Exchange Act of 1934, it shall be deemed sufficient compliance with Tenant's obligations under this Section for Tenant to provide, upon Landlord's request, copies of Tenant's most recent quarterly and annual filings (and any Form 8-K filings since the most recent of such quarterly or annual filings) with the Securities and Exchange Commission.

           Landlord and Tenant recognize the need of Tenant to maintain the confidentiality of information regarding its financial status and the need of Landlord to be informed of, and to provide to its partners and to prospective lenders and purchasers of the Property financial information pertaining to, Tenant's financial status. Landlord and Tenant agree to cooperate with each other in achieving these needs within the context of the obligations set forth in this Section.
      17.12. Costs. If Tenant requests the consent of Landlord under any provision of this Lease for any act that Tenant proposes to do hereunder, including, without limitation, assignment or subletting of the Premises, Tenant shall, as a condition to doing any such act and the receipt of such consent, reimburse Landlord promptly for any and all reasonable costs and expenses incurred by Landlord in connection therewith, including, without limitation, reasonable attorneys' fees.

      17.13. Time. Time is of the essence of this Lease, and of every term and condition hereof.

      17.14. Rules And Regulations. Tenant shall observe and obey such rules and regulations as Landlord may promulgate from time to time for the safety, care, cleanliness, order and use of the Premises, the Building and the Property, provided that any such rules and regulations shall not unreasonably interfere with Tenant's access to, or use of, the Premises.

      17.15. Brokers. Landlord shall pay a commission to Cornish & Carey Commercial, in connection with and contingent upon the mutual execution of this Lease, in accordance with a separate agreement between Landlord and such broker. Landlord and Tenant each represents and warrants to the other that no other broker participated in the consummation of this Lease, and each agrees to indemnify, defend and hold the other party harmless against any liability, cost or expense, including, without limitation, reasonable attorneys' fees, arising out of any claims for brokerage commissions or other similar compensation in connection with any conversations, prior negotiations or other dealings by the indemnifying party with any such other broker or other claimant.
      17.16. Memorandum Of Lease. At any time during the term of this Lease, either party, at its sole expense, shall be entitled to record a memorandum of this Lease and, if either party so elects, both parties agree to cooperate in the preparation, execution, acknowledgement and recordation of such document in reasonable form.
      17.17. Corporate Authority. Each of the persons signing this Lease on behalf of Landlord and Tenant, respectively, warrants that he or she is fully authorized to do so and, by so doing, to bind Landlord or Tenant, as applicable.

      17.18. Execution and Delivery. Submission of this Lease for examination or signature by Tenant does not constitute an agreement or reservation of or option for lease of the Premises. This instrument shall not be effective or binding upon either party, as a lease or otherwise, until executed and delivered by both Landlord and Tenant. This Lease may be executed in one or more counterparts and by separate parties on separate counterparts, but each such counterpart shall constitute an original and all such counterparts together shall constitute one and the same instrument.

      17.19. Stock Warrants. As a material inducement to Landlord's execution of this Lease, within thirty (30) days after mutual execution of this Lease Tenant shall deliver to Landlord, subject to compliance with all applicable securities laws, a warrant or warrants, registered in the name(s) of
Landlord or its designee(s) (provided that such designee(s) are partners of Landlord or are shareholders, members or affiliates, directly or indirectly, of Landlord or of one or more of its partners or are approved in writing by Tenant, which approval shall not be unreasonably withheld or delayed) and in form and substance reasonably satisfactory to Landlord, providing for the purchase of an aggregate of Sixty Thousand (60,000) shares of Tenant's common stock. Such warrants shall have an exercise price equal to one hundred twenty-five percent (125%) of the closing market price of Tenant's common stock on the date of mutual execution of this Lease, shall include reasonable registration rights and shall be exercisable at any time up from the Initial Exercise Date (as defined below) until the seventh (7th) anniversary of the date of execution of this Lease. For purposes of the preceding sentence, the "Initial Exercise Date" (to be defined in more detail in the form of warrant itself) shall be the earlier to occur of (i) the date on which Landlord has substantially completed the construction of and/or payment for, as applicable, all improvements to be constructed or paid for by Landlord under this Lease and the landlord under the Phase V Lease has substantially completed the construction of and/or payment for, as applicable, all improvements to be constructed or paid for by such landlord under the Phase V Lease, or
(ii) the later to occur of (A) January 1, 2000 or (B) the date on which Landlord has substantially completed the construction of and/or payment for, as applicable, all improvements to be constructed or paid for by Landlord under this Lease as of January 1, 2000 (but excluding any such obligations to the extent the performance thereof has been delayed beyond January 1, 2000 by circumstances beyond the reasonable control of Landlord, including (but not limited to) weather, casualties and other acts of God, labor disputes and acts or omissions of Tenant or its agents or employees, but excluding any financial inability of Landlord) and the landlord under the Phase V Lease has substantially completed the construction of and/or payment for, as applicable, all improvements to be constructed or paid for by such landlord under the Phase V Lease as of January 1, 2000 (but excluding any such obligations to the extent the performance thereof has been delayed beyond January 1, 2000 by circumstances beyond the reasonable control of such landlord, including (but not limited to) weather, casualties and other acts of God, labor disputes and acts or omissions of Tenant or its agents or employees, but excluding any financial inability of such landlord).

             IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and year first set forth above.
           "Landlord"

HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership

By:  Britannia  Developments, Inc., a California  corporation,
     Its General Partner


     By: ____________________
           T.J. Bristow
           President and
           Chief Financial Officer

         "Tenant"

ARADIGM CORPORATION, a California corporation


By: __________________________
    Richard P. Thompson
     President


By: _________________________
     Mark A. Olbert
     Chief Financial Officer

17025\3044\0002rv5
                           EXHIBITS


                EXHIBIT A  Location of Premises

                EXHIBIT B  Real Property Description
                EXHIBIT C  Construction
                 EXHIBIT D  Acknowledgment of Final Completion
Date
                  EXHIBIT  E   Form  of  Non-Disturbance   and
Attornment Agreement

                   REAL PROPERTY DESCRIPTION


Improved real property located in the City of Hayward, County of Alameda, State of California, more particularly described as follows:

Lots  2,  3, 4, 5 and 7, Tract 4019, filed June 28, 1979,  Map
Book 110, Pages 97, 98 and 99, Alameda County Records.

Subject to easements, restrictions and other matters of record affecting title.

                         CONSTRUCTION


      Landlord, at its sole cost and expense, shall undertake and diligently complete, subject to delays for causes beyond its reasonable control, construction of (a) a structural shell of approximately 16,244 square feet for the Third Additional Space in accordance with the Building Shell Description at the end of this Exhibit C, and (b) tenant improvements in the Existing Space, First Additional Space, Second Additional Space and Third Additional Space in accordance with plans and specifications to be mutually approved by Landlord and Tenant, which approval shall not be unreasonably withheld or delayed; provided, however, that the parties may by mutual agreement, as contemplated below and in Section 2.4(c) of the Lease, determine instead that Tenant will contract for the design and/or construction of the tenant improvements subject to reimbursement by Landlord to the extent provided below. The parties contemplate that the construction of the tenant improvements in the Premises will be performed in two separate phases, the first being the construction of a Pilot Manufacturing Facility occupying approximately 23,756 square feet of the Premises and the second being the construction of a Commercial Manufacturing Facility occupying the remainder of the Premises. The allocation of space in the Premises between the Pilot Manufacturing Facility and the Commercial Manufacturing Facility shall be determined by mutual agreement of Landlord and Tenant, and shall be subject to change by their mutual agreement from time to time.

      All such work hereunder shall be performed in a neat and workmanlike manner and shall conform to all applicable governmental codes, laws and regulations in force at the time such work is completed. Landlord and Tenant shall both use their best endeavors to develop, review and approve all working drawings, final drawings, specifications, changes (if applicable) and other matters promptly, diligently and within such time periods as may be reasonably requested by the other party or by the architects, contractors and other professionals engaged in the design and construction of the work.

      Landlord has agreed to provide a base tenant improvement allowance of up to Thirty Dollars ($30.00) per square foot, or approximately One Million Two Hundred Thousand Dollars ($1,200,000) in the aggregate for an estimated 40,000 square feet of space in the Premises, for the tenant improvements described in the initial paragraph hereof (the "Base Tenant Improvement Allowance"). Landlord has also agreed to provide an additional tenant improvement allowance of up to Seventy Dollars ($70.00) per square foot, or approximately Two Million Eight Hundred Thousand Dollars ($2,800,000) in the aggregate for an estimated 40,000 square feet of space in the Premises, for the tenant improvements described in the initial paragraph hereof (the "Additional Tenant Improvement Allowance"). Landlord's total direct costs of design and construction of the tenant improvement work in the Premises under Section 2.4 and this Exhibit C (but not of the building shell for the Third Additional Space or of any exterior work involving reconfiguration of streets, sidewalks, parking areas and landscaping to accommodate the expansion of the Building, which shell and exterior work shall be Landlord's sole cost and expense), including, but not limited to, payments to contractors or subcontractors for labor, materials and profits or overhead, permit fees and charges, sales and use taxes, testing and inspection costs, architects', engineers' and other consulting and professional fees, costs of power, water and other utilities and of collection and removal of debris, and all other related costs incurred in connection with the design and construction of the tenant improvement work shall be chargeable against the Base Tenant Improvement Allowance and, to the extent that allowance is exhausted, against the Additional Tenant Improvement Allowance. Any amounts charged against the Additional Tenant Improvement Allowance shall result in a rental adjustment pursuant to Section 3.1(c) of the Lease. Any such costs of the tenant improvements in excess of the combined Base and Additional Tenant Improvement Allowances shall be payable solely by Tenant, within thirty
(30) days after written request by Landlord accompanied by evidence reasonably satisfactory to Tenant of the nature and amount of the expense or work for which such payment is requested; provided, however, that Tenant shall have no liability for excess costs to the extent such costs are attributable to changes in the Approved Plans and Specifications (as hereinafter defined) for which Tenant's approval was required under this Exhibit C and which were nevertheless implemented without Tenant's approval. Notwithstanding any contrary provisions contained in the Lease, Landlord agrees that Tenant shall have no obligation to remove, at the expiration of the term of the lease, any improvements constructed by Landlord pursuant to this Exhibit C.

      The general contractor for the building shell shall be Concrete Shell Structures, Inc., or any other licensed and qualified general contractor selected by Landlord. The architect for the building shell shall be Chamorro Design Group, or any other licensed and qualified architect selected by Landlord. The general contractor for the tenant improvements shall be any licensed and qualified general contractor selected by Tenant, subject to written approval by Landlord (which approval shall not be unreasonably withheld or delayed). The architect for the tenant improvements ("Architect") shall be any licensed and qualified architect selected by Tenant, subject to written approval by Landlord (which approval shall not be unreasonably withheld or delayed). The costs and fees of Architect with respect to the tenant improvements (but not any such fees with respect to the building shell or any common area improvements) shall be chargeable against the Tenant Improvement Allowances. Landlord and Tenant shall determine by mutual agreement whether the contracts with Architect, with the general contractor for the tenant improvements and with other consultants or professionals with respect to the tenant improvements shall be entered into by Landlord or Tenant. If such contracts are entered into by Tenant, then
(i) Section 2.4(c) of the Lease shall define Landlord's obligations with respect to the work performed under such contracts and (ii) to the extent Landlord is responsible under this Exhibit C for the costs incurred under such contracts, Landlord shall make payments to Tenant or to the applicable parties providing goods and services, as Landlord and Tenant may agree, on a monthly or other regular basis, subject to receipt of such invoices, lien releases, certifications and other documentation as Landlord may reasonably require.

      Landlord and Tenant shall jointly cause Architect to prepare initial plans and specifications for each phase of the tenant improvements in the Premises, which plans and specifications shall be mutually approved (such approval not to be unreasonably withheld or delayed) by Landlord and Tenant (the "Approved Plans and Specifications"). Landlord and Tenant shall then jointly cause Architect to produce detailed working drawings, based on the Approved Plans and
Specifications, for submission to the City of Hayward for building permit approval. Any material changes from the Approved Plans and Specifications shall be subject to mutual approval (not unreasonably withheld or delayed) by Landlord and Tenant, provided, however, that any changes required from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications as a result of applicable law or governmental requirements, or at the insistence of any other third party whose approval may be required with respect to such improvements, or as a result of unanticipated conditions encountered in the course of construction, may be implemented by Landlord after prior notice to Tenant (if Landlord is the contracting party who is responsible for construction of the applicable improvements), but shall not require Tenant's approval or consent.

      All material subcontracts for the tenant improvements shall be competitively bid under the joint direction of Landlord and Tenant, except as otherwise provided herein. Landlord and Tenant shall consult with one another regarding all design and cost matters relating to the tenant improvements, including (but not limited to) bidding of material subcontracts as described in the preceding sentence, and both parties shall have access on an "open book" basis to all bids, contracts and other cost-related information regarding the tenant improvements. Without limiting the generality of the foregoing, cost aspects of any changes requested by Tenant from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications shall be subject to mutual approval by Landlord and Tenant; cost aspects of any changes required from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications as a result of applicable law or governmental requirements, or at the insistence of any other third party whose approval may be required with respect to such improvements, or as a result of unanticipated conditions encountered in the course of construction, shall not require Tenant's approval or consent, but Tenant shall at all times have access to the details of the cost aspects of such changes (including estimates and actual expenses) for information purposes. Notwithstanding any other provisions of this paragraph, however, to the extent Tenant contracts directly with the general contractor for any of the tenant improvements, Tenant shall not be required to obtain Landlord's prior approval of or joint participation in the bidding of material subcontracts to the extent Tenant reasonably determines that such prior approval or joint participation is impractical as a result of the construction timetable and timing requirements for the work contracted for by Tenant; but Tenant shall nevertheless keep Landlord as fully informed as the circumstances reasonably permit and shall in all events provide Landlord with full "open book" access at all reasonable times, on request by Landlord, to all bids, contracts and other information relating to the tenant improvements contracted for by Tenant.
                  BUILDING SHELL DESCRIPTION

The building structure shall be a conventional tilt-up concrete structure or such other kind of structure as Landlord may reasonably select. Supported on concrete spread footings, the floor slab shall be 5" reinforced concrete over a membrane and engineered fill. The roof shall be a panelized wood roof supported by steel columns, girders, and open web metal joists. The built-up roofing membrane shall utilize a 4-ply system with a mineral surfaced cap sheet. Notwithstanding the foregoing description of building shell characteristics, any of such characteristics may be changed in whole or in part by mutual agreement of Landlord and Tenant.

BUILDING SHELL shall include, but not be limited to:

     Building envelope
     Exterior concrete walks
     Parking areas
     Landscaping and irrigation
     Roof drains and drain lines-
     Roof top mechanical screen
     Fire sprinklers at roof elevation
     Trash enclosures
     Utilities:
     -     site lighting
     -     electric transformer
     -     underground electrical to building pull-section
     -     gas to exterior meter on building
     -     telephone conduit to building
     -     site storm drain system
     -     main sanitary sewer line under ground floor slab



TENANT  IMPROVEMENTS  not constituting part  of  the  Building
Shell, and therefore chargeable against the Tenant Improvement
Allowances, shall include, but not be limited to:

     Toilet cores
     Interior partitioning
     Interior finishes
     Millwork
     Specialty items, such as skylights
     HVAC system
     Building exhaust system
     Thermal building insulation
     Fire sprinkler drops below roof elevation
     Utilities:
     - all electrical beyond pull section, including electrical main disconnect and distribution panels
     -    gas piping beyond main gas meter
     - telephone conduit beyond utility co. termination point
      - sanitary sewer lines to main line under ground floor
     - lab gas piping for all lab utilities, i.e. natural gas, compressed air, vacuum, etc.
      - utility connection fees based on items that are part of tenant improvements

            ACKNOWLEDGMENT OF FINAL COMPLETION DATE


      This Acknowledgment is executed as of _________________, 19___, by HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord"), and ARADIGM CORPORATION, a California corporation ("Tenant"), pursuant to Section 2.5 of the Lease dated January ___, 1998 between Landlord and Tenant (the "Lease") covering premises located at 26224 Executive Place, Hayward, CA 94545 (the "Premises").

      Landlord and Tenant hereby acknowledge and agree as follows:

      1.   The  Final  Completion  Date  under  the  Lease  is
__________________, 19___.

      2. The termination date under the Lease shall be _________________, 20___, subject to any applicable provisions of the Lease for any extension or early termination thereof.

      3. The square footage of the Premises as completed, for purposes of calculating minimum monthly rental under
Section 3.1(a) of the Lease, is ___________ square feet.
      4.   The  final cost of the tenant improvements for  the
Premises   is                 .   Based  on  that  cost,   the
applicable rental adjustment (if any) and/or payment (if any) required under the Lease is as follows (if none, so state):
 .

      5. Tenant accepts the Premises and acknowledges the satisfactory completion of all improvements therein (if any) required to be made by Landlord, subject only to any applicable "punch list" or similar procedures specifically provided under the Lease.

     EXECUTED as of the date first set forth above.


           "Landlord"

HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership

By:  Britannia  Developments, Inc., a California  corporation,
     Its General Partner


     By: ____________________
           T.J. Bristow
           President and
           Chief Financial Officer

         "Tenant"

ARADIGM CORPORATION, a California corporation

By: __________________________
     Mark A. Olbert
     Vice President and
     Chief Financial Officer

17025\3044\0002rv5


EXHIBIT 10.11A
                    First Amendment to Lease
This First Amendment to Lease ("First Amendment") is executed this 10th day of June 1996 between Hayward Point Eden I
Limited Partnership ("Landlord"), and Aradigm Corporation a California Corporation ("Tenant") with reference to the following facts:

     A.   Landlord and Tenant are parties to a Lease dated as of
February 21, 1996 (the "Lease"), covering approximately  9,286
sq. ft. of space commonly known as 3930 Point Eden Way, Hayward, California (the "Premises").

     B.    Landlord and Tenant wish to enter into  this  First
Amendment to confirm the revised minimum rental and Tenant improvement allowance.


      Now, Therefore, in consideration of the mutual covenants and obligations contained herein, Landlord and Tenant agree as follows:
     1.   Clause 3.1(c) is amended such that in addition to the
tenant   improvement  allowance  of  $5.00  per  sq.  ft.   or
$46,430.00 stated in this Clause, Landlord will provide a further $100,000.00 towards the total cost of the Tenant improvements.

     2.   Clause 3.1(c) Minimum Rental is amended as follows:

               Months                        Minimum Rental
                                              0-12           $
          10,275.50
                                              13-24          $
          10,554.08
                                              25-36          $
          10,843.80
                                          Clause  3.1.(d)   is
          unchanged.
     3.   The following is added to Clause 2.1.
               "In the event that Tenant exercises its Termination
Rights under this Clause Tenant shall pay on or before the Termination Date the unamortized portion (assuming straightline amortization over a period of 36 months from the
Commencement   Date)  of  the  $100,000.00   additional   T.I.
allowance:

     4. Subject only to the provisions of this First Amendment, the Lease has not been modified or amended and remains in full force and effect.
      In Witness Whereof, Landlord and Tenant have executed this First Amendment as of the date set forth above.


"Landlord                          "Tenant"
Hayward Point Eden I Partnership   Aradigm Corporation
A Delaware Limited Partnership


By:                                                              By
     T.J. Bristow, President            Richard Thompson Britannia
     Developments, Inc.            President

Its:  Managing Partner



EXHIBIT 10.11B
                      SECOND AMENDMENT TO LEASE


       THIS SECOND AMENDMENT TO LEASE ("Second Amendment") is entered into as of December 22, 1997 between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant"), with reference to the following facts:

     A. Landlord and Tenant are parties to a Lease dated as of February 21, 1996, as amended by a First Amendment to Lease dated as of June 10, 1996 (as amended, the "Lease"), covering certain premises consisting of approximately 9,286 square feet of space in Building E of the Britannia Point Eden Business Park (the "Center") and commonly known as 3930 Point Eden Way, Hayward, California 94545 (the "Original Space"). The location of the Original Space in the Building is as designated in Exhibit A attached hereto and incorporated herein by this reference.

      B. Concurrently with the execution of this Second Amendment, Landlord and Tenant are negotiating over a new lease covering portions of Building G in the Center, a new lease covering a new building of approximately 80,000 square feet to be constructed by Landlord or an affiliate in or adjacent to the Center (the "Phase V Lease"), and amendments of two existing leases between Landlord and Tenant affecting portions of Building H in the Center.

     C. In connection with the negotiation and execution of the leases and amendments described in the preceding paragraph, Landlord and Tenant wish to bring additional premises in Building E under the Lease and to make various other changes in the Lease as more particularly set forth herein.

     D. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows, effective immediately upon the date of mutual execution hereof as specified above (the "Effective Date"):
     1. Additional Space. In addition to the Original Space as defined above, the Premises governed by the Lease shall include, subject to the terms of this Second Amendment and of the Lease as amended hereby, an additional 13,564 square feet of space in the Building designated as "Additional Space" in Exhibit A attached hereto and incorporated herein by this reference (the "Additional Space"). Landlord lease to Tenant and Tenant hires and leases from Landlord the Additional Space, subject to all the terms and conditions of the Lease as amended by this Second Amendment.

     2. Term. Section 2.1 of the Lease is amended to provide that the term of the Lease shall expire on June 30, 1999 with respect to the Original Space and on December 31, 2000 with respect to the Additional Space, unless sooner terminated (as to either or both of such spaces) in accordance with its terms or unless extended (as to the Original Space only) in accordance with its terms. Section 2.1 of the Lease is also amended to delete all previously existing provisions for an early termination right by Tenant. Section 2.1 of the Lease is further amended to add the following at the end thereof:

    "Notwithstanding any other provisions of this Lease to the contrary:

          (A) If Tenant relocates the uses presently conducted by Tenant in the Original Space into either (i) the space to be occupied by Tenant in Building G in the Center or
     (ii) the new building to be constructed pursuant to the Phase V Lease (following completion of construction of such building), then Tenant shall have the right to terminate this Lease as to the Original Space, without penalty and without liability for any termination payment, by delivering to Landlord not less than six (6) months' prior written notice. The termination payment described in Section 2.1(C) of this Lease (relating to payment of the unamortized portion of certain tenant improvement costs) shall have no application to any termination by Tenant under the circumstances described in the preceding sentence.

          (B) Tenant shall have the right to terminate this Lease as to the Additional Space at any time, without penalty and without liability for any termination payment, by delivering to Landlord not less than three (3) months' prior written notice.

          (C) If Tenant duly elects to extend the term of this Lease by an additional 10-year period with respect to the Original Space pursuant to Section 2.7(b) of this Lease, then Tenant shall have the right to terminate such extended term, effective as of the end of the seventh
     (7th) year thereof, by giving not less than six (6) months' prior written notice to Landlord; provided, that Tenant's exercise of such early termination right shall be conditioned upon Tenant's payment to Landlord in cash, on or before the effective date of such early termination, of a termination payment in an amount equal to the sum of (i) three (3) months' worth of minimum monthly rent at the rate that would have been in effect for the three (3) months immediately following the effective date of such early termination, plus (ii) an amount equal to the unamortized portion of any tenant improvement costs incurred by Landlord for additional tenant improvements (if any) to the Original Space under Paragraph 5 of the Second Amendment to this Lease in connection with Tenant's exercise of its option for the extended 10-year term (such unamortized portion to be calculated on the basis of a straight-line amortization of such improvement costs over the period from the date such additional tenant improvements are completed and tendered for occupancy and use by Tenant, subject only to "punch list" items not materially impairing Tenant's ability to use such additional tenant improvements for their intended purpose, to the originally scheduled expiration date of the extended 10-year term)."
     3. Options to Extend Term. Section 2.7 of the Lease is amended to read in its entirety as follows:

          "2.7.  Options to Extend Term.

               (a) Tenant shall have the option to extend the term of this Lease with respect to the Original Space only, at the minimum rental set forth in Section 3.1(d) and otherwise upon all the terms and provisions set forth herein with respect to the initial term of this Lease, for up to two (2) additional periods of one (1) year each, commencing upon expiration of the initial term hereof. Exercise of the first such option shall be by written notice to Landlord at least six (6) months prior to the expiration of the initial term hereof with respect to the Original Space; exercise of the second such option, if the first such option is duly and timely exercised by Tenant, shall be by written notice to Landlord at least six (6) months prior to the expiration of the first extended term hereof with respect to the Original Space. If Tenant is in default hereunder (beyond the expiration of any applicable cure period) on the date of such notice, then the option and Tenant's attempted exercise thereof shall be of no force or effect, the extended term shall not commence and this Lease shall expire as to the Original Space at the end of the then current term hereof (or at such earlier time as Landlord may elect pursuant to the default provisions of this Lease).
               (b) Tenant shall also have an option to extend the term of this Lease with respect to the Original Space only, at the minimum rental set forth in Section 3.1(d) and otherwise upon all the terms and provisions set forth herein with respect to the initial term of this Lease, for one (1) additional term of ten (10) years, commencing upon delivery of Tenant's notice of exercise of such option and expiring on the day immediately preceding the tenth anniversary of such date of delivery (subject to possible exercise of Tenant's early termination right under Section 2.1(C) of this Lease). Exercise of such option shall be by written notice to Landlord at least six (6) months prior to expiration of the initial term of this Lease with respect to the Original Space or, in the event either or both of the 1-year extensions under Section 2.7(a) is duly and timely exercised by Tenant with respect to the Original Space, by written notice to Landlord at least six
     (6) months prior to expiration of
     the then current extended term of this Lease with respect to the Original Space. If Tenant is in default hereunder (beyond the expiration of any applicable cure period) on the date of such notice, then the option and Tenant's attempted exercise thereof shall be of no force or effect, the extended term shall not commence and this Lease shall expire with respect to the Original Space at the end of the then current term hereof (or at such earlier time as Landlord may elect pursuant to the default provisions of this Lease). If Tenant duly and timely exercises its extension option under this Section 2.7(b), any remaining portion of the initial term of this Lease with respect to the Original Space or of any extended term duly elected under Section 2.7(a) hereof with respect to the Original Space shall be superseded and terminated as of the commencement of such 10-year extended term, and any remaining unexercised extension options under Section 2.7(a) with respect to the Original Space shall expire and be of no further force or effect.
               (c)  Except as expressly set forth in this
     Section 2.7, Tenant shall have no right to extend the term of this Lease beyond its prescribed term."
     4. Improvement of Additional Space. Landlord shall have no obligation to construct or perform any tenant improvements in the Original Space in connection with the execution of this Second Amendment, it being the intention of the parties that Tenant shall continue to occupy such Original Space on an "as is" basis, except as otherwise provided in Paragraph 5 hereof (if applicable). Landlord shall make available a tenant improvement allowance of Ten Dollars
($10.00) per square foot (total of $135,640.00 based on an area of 13,564 square feet) for the construction of improvements by Landlord in the Additional Space in one or more phases (as Landlord and Tenant may mutually agree), in accordance with plans and specifications to be developed by Landlord (in consultation with Tenant) and mutually approved by Landlord and Tenant, which approval shall not be unreasonably withheld or delayed. Following such mutual approval of plans and specifications, Landlord shall undertake and diligently complete, subject to delays for causes beyond its reasonable control, construction of such improvements in the Additional Space in accordance with the approved plans and specifications. Such work shall be performed in a neat and workmanlike manner and shall conform to all applicable governmental codes, laws and regulations in force at the time such work is completed. Such work shall be at Landlord's sole cost and expense, up to the maximum tenant improvement allowance specified above; any direct costs of such work (including, but not limited to, payments to contractors and subcontractors for labor and materials, permit fees and charges, sales and use taxes, testing and inspection costs, architects', engineers' and other consulting and professional fees, costs of power, water and other utilities and of collection and removal of debris, and all other related costs incurred in connection with the design and construction of the work) in excess of such maximum tenant improvement allowance shall be Tenant's sole responsibility, cost and expense and shall be paid by Tenant to Landlord in cash within thirty (30) days after written request by Landlord to Tenant, accompanied by invoices and other supporting documentation reasonably evidencing the costs for which such payment or reimbursement is requested. Landlord agrees to consult with Tenant regarding all design and cost matters relating to the tenant improvements, including (but not limited to) bidding of subcontracts where appropriate, and to give Tenant access on an "open book" basis to all bids, contracts and other costrelated information regarding the tenant improvements. Notwithstanding any contrary provisions contained in the Lease, Landlord agrees that Tenant shall have no obligation to remove, at the expiration of the term of the Lease, any improvements constructed pursuant to this Paragraph 4, unless (and then only to the extent that) Landlord advises Tenant of such requirement in writing prior to construction of the applicable improvement.
     5. Improvements in Connection with Ten-Year Term. If Tenant duly and timely exercises its option for an extended 10 year term with respect to the Original Space under
Section 2.7(b) of the Lease (as amended by this Second Amendment), Tenant and Landlord shall negotiate in good faith over any additional tenant improvements that Tenant may wish to have constructed in the Original Space, over the amount of any tenant improvement allowance that Landlord may be willing to make available for such additional tenant improvements in the Original Space, and over the manner in which any such tenant improvement allowance will be amortized in the form of additional rent over such extended term. To the extent Landlord and Tenant reach mutual agreement upon any such improvements and allowance with respect to the Original Space, they shall enter into a further Lease amendment reflecting the terms of such agreement and Landlord shall proceed to design and construct the agreed-upon improvements in accordance with the procedure set forth in Paragraph 4 of this Second Amendment, subject to any modifications of such procedure that may be agreed upon by Landlord and Tenant as part of their agreement regarding the additional improvements.

     6.   Revised Minimum Monthly Rental.

          (a) Section 3.1(a) of the Lease is amended to provide that the minimum monthly rental for the Original Space, beginning on the Effective Date, shall be as follows:

           Months              Minimum Monthly Rental

          001-012             $  9,286.00 ($1.00/sq ft) 013-
          6/30/99            9,657.00 ($1.04/sq ft)

Section 3.1(a) of the Lease is further amended to provide that the minimum monthly rental for the Additional Space, beginning on the Effective Date, shall be as follows:

           Months              Minimum Monthly Rental

          001-012             $ 13,564.00 ($1.00/sq ft) 013-024
          14,107.00 ($1.04/sq ft) 025-12/31/00
          14,649.00 ($1.08/sq ft)

          (b) Section 3.1(d) of the Lease is amended to provide that if Tenant duly and timely exercises any of its options to extend the term of the Lease under Section 2.7 thereof (as amended hereby) with respect to the Original Space, the minimum monthly rental payable for the Original Space during such extended term(s) shall be as follows (all indicated numbers of months are to be counted from the Effective Date, and any months extending beyond the actual extended term of the Lease as determined pursuant to the applicable provisions of this Second Amendment shall be disregarded):

           Months              Minimum Monthly Rental

       7/1/99-024             $  9,657.00 ($1.04/sq ft) 025-036
          10,029.00 ($1.08/sq ft)
          037-048               10,400.00 ($1.12/sq ft)
          049-060               10,865.00 ($1.17/sq ft)
          061-072               11,329.00 ($1.22/sq ft)
          073-084               11,793.00 ($1.27/sq ft)
          085-096               12,258.00 ($1.32/sq ft)
          097-108               12,722.00 ($1.37/sq ft)
          109-120               13,186.00 ($1.42/sq ft)
          121-132               13,743.00 ($1.48/sq ft)
          133-144               14,300.00 ($1.54/sq ft)
          145-156               14,858.00 ($1.60/sq ft)
          157-168               15,508.00 ($1.67/sq ft)

     7. Operating Expenses. Tenant's Operating Cost Share under Section 5.1 of the Lease is changed to eight and twenty nine hundredths percent (8.29%), reflecting a combined area of 22,850 square feet for the Original Space and Additional Space and a total area of 275,674 square feet for the buildings owned by Landlord on the Property. If the size of the Premises changes due to termination of this Lease with respect to either (but not both) of the Original Space and the Additional Space, or if the total area of the buildings owned by Landlord on the Property changes, Tenant's Operating Cost Share shall be further adjusted in strict proportion to such changes in size or area.

     8. Cross-Default. Section 14.1 of the Lease is amended by adding thereto, as an additional event of default, the following:

          "(i) Cross-Default. Any event of default by Tenant under (A) any other lease between Landlord and Tenant covering any other portion of the Property from time to time during the term of this Lease, or (B) the lease entered into substantially concurrently herewith by Tenant and Britannia Point Eden, LLC with respect to a new building to be constructed in Phase V of the Center, to the extent (under either of the foregoing clauses) such default continues beyond any applicable cure periods provided in the applicable lease, and to the extent Landlord therefore has (and exercises concurrently with any termination of this Lease) a right to terminate such other applicable lease; provided, however, that the default event set forth in this Section 14.1(i) shall not apply with respect to any default under a lease described herein to the extent Tenant has previously assigned or transferred all of its right, title and interest under the lease as to which such default then exists and, as a result of such transfer, the holder of the lessee's interest under the lease as to which such default then exists is not a person or entity which controls, is controlled by or is under common control with the person or entity which is then the holder of the lessee's interest under this Lease."

     9. Brokers. Landlord and Tenant each represents and warrants to the other that no broker participated in the consummation of this Second Amendment, and each agrees to indemnify, defend and hold the other party harmless against any liability, cost or expense, including, without limitation, reasonable attorneys' fees, arising out of any claims for brokerage commissions or other similar compensation in connection with any conversations, prior negotiations or other dealings by the indemnifying party with any such broker or other claimant.
     10. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.
      IN WITNESS WHEREOF, Landlord and Tenant have executed this Second Amendment as of the date first set forth above.


          "Landlord"
HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership
By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
     General Partner


     By:  ____________________
          T. J. Bristow
          President
          "Tenant"

ARADIGM CORPORATION, a California corporation



By:  _____________________
     Richard P. Thompson
     Its President

17025\3044\0005rv2


EXHIBIT 10.11C
                    THIRD AMENDMENT TO LEASE


     THIS THIRD AMENDMENT TO LEASE ("Third Amendment") is entered into as of January 28, 1998 between HAYWARD POINT EDEN I
LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant"), with reference to the following facts:

     A. Landlord and Tenant are parties to a Lease dated as of February 21, 1996, as amended by a First Amendment to Lease dated as of June 10, 1996 and a Second Amendment to Lease dated as of December 22, 1997 (as amended, the "Lease"), covering certain premises consisting of approximately 9,286 square feet of space in Building E of the Britannia Point Eden Business Park (the "Center") and commonly known as 3930 Point Eden Way, Hayward, California 94545.

     B. Concurrently with the execution of this Third Amendment, Landlord and Tenant are entering into a new lease covering portions of Building G in the Center (the "New Building G Lease") and, in connection therewith, wish to amend certain provisions of the Lease to conform to revised versions of such provisions incorporated in the New Building G Lease.

     C. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows:

     6. Operating Expenses. Section 5.2 of the Lease is amended to read in its entirety as follows:

          "5.2 Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the term "Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (and any applicable adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property as described above), including, without limitation, costs and expenses of (i) insurance, property management, landscaping, and operation, repair and maintenance of buildings and common areas;
(ii) all utilities and services; (iii) real and personal property taxes and assessments or substitutes therefor, including (but not limited to) any possessory interest, use, business, license or other taxes or fees, any taxes imposed directly on rents or services, any assessments or charges for police or fire protection, housing, transit, open space, street or sidewalk construction or maintenance or other similar services from time to time by any governmental or quasi-governmental entity, and any other new taxes on landlords in addition to taxes now in effect (but excluding corporate income taxes); (iv) supplies, equipment, utilities and tools used in management, operation and maintenance of the Property; (v) capital improvements to the Property or the Building, amortized over the useful life of such capital improvements, (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) which are required by law, ordinance, regulation or order of any governmental authority or (cc) which constitute repairs or replacements of existing improvements in the Premises or common areas of the Property with items of similar quality and function, as a result of obsolescence or ordinary wear and tear, in order to maintain and preserve the quality, safety and usefulness of the Property, to the extent such repairs or replacements are treated as capital items under generally accepted accounting principles; and (vi) any other costs (including, but not limited to, any parking or utilities fees or surcharges) allocable to or paid by Landlord, as owner of the Property or Building, pursuant to any applicable laws, ordinances, regulations or orders of any governmental or quasi governmental authority or pursuant to the terms of any declarations of covenants, conditions and restrictions now or hereafter affecting the Property (or any applicable adjacent property owned by Landlord as described above). Operating Expenses shall not include any costs attributable to increasing the size of or otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4 or Exhibit C. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis. Notwithstanding anything to the contrary contained in this Section 5.2, the following shall not be included in Operating Expenses under this
Lease:

     (A) Leasing commissions, attorneys' fees, costs, disbursements and other expenses incurred in connection with negotiations or disputes with tenants, or in connection with leasing, renovating or improving space for tenants or other occupants or prospective tenants or other occupants of the Building or of the land on which the Premises are located;

     (B)  The cost of any service sold to any tenant
(including Tenant) or other occupant for which Landlord is entitled to be reimbursed as an additional charge or rental over and above the basic rent and escalations payable under Landlord's lease with that tenant;
     (C)  Any depreciation on the Building;
     (D) Costs of a capital nature, including but not limited to capital improvements and alterations, capital repairs, capital equipment and capital tools, as determined in accordance with generally accepted accounting principles consistently applied, except to the extent expressly provided in clause (v) above;
     (E) Expenses in connection with services or other benefits of a type that are not offered to Tenant but that are provided to another tenant or occupant of the Building or land upon which the Premises are located;
     (F) Overhead profit increments paid to Landlord's subsidiaries or affiliates for management or other services relating to the Building or the Property, or for supplies or other materials, to the extent the cost of such services, supplies or materials exceeds a reasonable market rate for obtaining such services, supplies or materials from unaffiliated parties;
     (G) All interest, loan fees and other carrying costs related to any mortgage or deed of trust or related to any capital item, and all rental and other payments due under any ground or underlying lease, or any lease for any equipment ordinarily considered to be of a capital nature (except janitorial equipment which is not affixed to the Building);
     (H) Any compensation paid to clerks, attendants or other persons in commercial concessions operated by Landlord;
      (I)  Advertising and promotional expenditures;
     (J) Costs of repairs and other work occasioned by fire, windstorm or other casualty of an insurable nature;
     (K) Any costs, fines or penalties incurred due to violations by Landlord of any governmental rule or authority, this Lease or any other lease affecting the Building or the land on which the Premises are located, or due to Landlord's negligence or willful misconduct;
     (L) Management costs, to the extent they exceed a reasonable market rate for management services provided to comparable projects in Hayward, California and surrounding areas;
     (M) Costs for sculpture, paintings or other objects of art, including (but not limited to) any costs for insurance thereon or extraordinary security in connection therewith;
          (N) Wages, salaries or other compensation paid to any executive employee above the grade of building manager;
          (O) The cost of correcting any building code or other violations of applicable law which, on the Commencement Date, were existing violations of laws or codes then in effect;
          (P) The cost of containing, removing or otherwise remediating any contamination of the Building or Property (including the underlying land and groundwater) by any toxic or hazardous materials (including, without limitation, asbestos and PCB's);
          (Q)  Any increase in real property taxes or
     assessments on the Property as a result of a change in ownership of the Property; provided, however, that the exclusion contained in this clause (Q) shall apply only in the determination of Operating Expenses with respect to periods prior to the third (3rd) anniversary of the Commencement Date, and shall not apply in the determination of Operating Expenses with respect to any subsequent periods during the term of this Lease; and
          (R) Any other expense not specifically included or excluded above which, under generally accepted accounting principles and practices consistently applied, would not be considered a normal maintenance or operating expense."
     7. Operating Expense Audits. Section 5.4 of the Lease is amended to read in its entirety as follows:

            "5.4  Final Accounting For Lease Year.

               (1) Within ninety (90) days after the close of each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant, subject to Tenant's audit right set forth below.
If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty
(30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety (90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.
          (2)  Notwithstanding any other provisions of this
Section 5.4, within one (1) year after receipt of a final statement from Landlord setting forth actual Operating Expenses and Tenant's Operating Cost Share for any period (a "Statement"), Tenant shall have the right to audit or inspect Landlord's books and records relating to Operating Expenses (and to any other additional rent payable by Tenant under this Lease) for the period covered by the Statement, provided that such audit shall be conducted only during normal business hours, on not less than ten (10) days prior written notice to Landlord, at a location reasonably specified by Landlord, and at Tenant's sole cost and expense, except as hereinafter provided. Landlord shall cooperate with Tenant in all reasonable respects in the course of such audit, and Tenant and its employees and agents shall be permitted to make photocopies (at Tenant's expense) of any pertinent portions of Landlord's books and records. Landlord shall retain its books and records for each Lease Year for a period of at least one (1) year after delivery to Tenant of Landlord's Statement for the applicable Lease Year. To the extent that Tenant, on the basis of such audit, disputes any item in the applicable Statement or in the calculation of Tenant's obligations thereunder, Tenant shall give Landlord written notice of the disputed items, in reasonable detail and with reasonable supporting information, within thirty (30) days after the earlier to occur of the completion of Tenant's audit or the expiration of Tenant's 1-year audit period. If Landlord and Tenant are not able to resolve such dispute by good faith negotiations within thirty
(30) days after Tenant notifies Landlord in writing of the disputed items, then Tenant may, by written notice to Landlord, request an independent audit of such books and records. The independent audit of the books and records shall be conducted by a certified public accountant acceptable to both Landlord and Tenant or, if the parties are unable to agree, by a "Big Six" accounting firm designated by Landlord and not then employed by Landlord or Tenant. The audit shall be limited to the determination of the amount of Operating Expenses and of Tenant's share thereof for the Lease Year covered by the Statement, and shall be based on generally accepted accounting principles and tax accounting principles, consistently applied, subject to any modifications or limitations expressly set forth in
Section 5.2 hereof. If it is determined, by mutual agreement of Landlord and Tenant or by independent audit, that the amount paid by Tenant for Operating Expenses for the period covered by the Statement was incorrect, then the appropriate party shall pay to the other party the deficiency or overpayment, as applicable, within thirty (30) days after the final determination of such deficiency or overpayment. All costs and expenses of the audit shall be paid by Tenant unless the audit shows that Landlord overstated Operating Expenses for the period covered by the Statement by more than four percent (4%), in which event Landlord shall pay all costs and expenses of the audit. Each party agrees to maintain the confidentiality of the findings of any audit in accordance with the provisions of this Section 5.4. The provisions of this Section 5.4 shall survive the expiration or sooner termination of this Lease."

     8. Liens. Section 7.4 of the Lease is amended to read in its entirety as follows:

          "7.4 No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, materialmen, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any and all liability, loss, damage, cost and other expenses, including, without limitation, reasonable attorneys' fees, arising out of claims of any lien for work performed or materials or supplies furnished at the request of Tenant or persons claiming under Tenant. Nothing in this Section 7.4 shall be construed to prevent Tenant from obtaining financing on Tenant's movable furniture, equipment and trade fixtures or from granting a security interest in such items to one or more lenders, provided that Tenant shall not be entitled, pursuant to this sentence or otherwise, to encumber any alterations, additions or improvements that are the property of Landlord and that must remain with the Premises upon termination of this Lease, as provided in Sections 7.2 and 7.3 hereof. Without limiting the generality of the preceding sentence, Landlord acknowledges that it has been advised by Tenant that Tenant is presently a party to agreements creating liens on some or all of Tenant's existing and/or after-acquired equipment, furniture, trade fixtures and other personal property in favor of (a) Transamerica Business Credit and (b) Comdisco; nothing in this sentence shall be construed, however, as a waiver or release by Landlord with respect to the proviso set forth in the preceding sentence regarding limitations on the property that Tenant is entitled to encumber."
     9. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.


     IN WITNESS WHEREOF, Landlord and Tenant have executed this Third Amendment as of the date first set forth above.


          "Landlord"

HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership

By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
     General Partner


     By:  ____________________
          T. J. Bristow
               President and Chief Financial Officer "Tenant"
ARADIGM CORPORATION, a California corporation



By:  _____________________
     Richard P. Thompson
     President


By:  _____________________
     Mark A. Olbert
     Chief Financial Officer


17025\3044\0021
EXHIBIT 10.20
                             LEASE

                      BETWEEN
     HAYWARD POINT EDEN I LIMITED PARTNERSHIP
                   ("Landlord")
                        and
                ARADIGM CORPORATION ("Tenant")


                 TABLE OF CONTENTS



1    PREMISES                                1
     1.1  Premises                           1
     1.2  Landlord's Reserved Rights         1

2    TERM                                    1
     2.1  Term                                    1
     2.2  Early Possession                   2
     2.3  Delay in Possession                2
     2.4  Construction                       2
     2.5  Acknowledgement of Lease Commencement   2
     2.6  Holding Over                       2
     2.7  Option to extend Term              2

3    RENTAL                                  3
     3.1. Minimum Rental                     3
     3.2. Late Charge                        4

4    TAXES                                   4
     4. 1.     Personal Property             4
     4.2. Real Property                      4

5    OPERATING EXPENSES                      4
     5.1. Payment of Operating Expenses      4
     5.2. Definition of Operating Expenses   4
     5.3. Determination of Operating Expenses     5
     5.4. Final Accounting for Lease Year    5
     5.5. Proration                          5

6    UTILITIES                                    5
     6.1. Payment                            5
     6.2. Interruption                       6

7    ALTERATIONS                             6
     7. l.     Right to Make Alterations     6
     7.2. Title to Alterations               6
     7.3. Tenant Fixtures                    6
     7.4. No Liens                           6

8    MAINTENANCE AND REPAIRS                 6
     8.1. Landlord's Work                    6
     8.2. Tenant's Obligation for Maintenance     6
          (a)  Good Order, Condition and Repair   6
          (b)  Landlord's Remedy             7
          (c)  Condition Upon Surrender      7

9    USE OF PREMISES                         7
9.1. Permitted Use                                7
9.2. Requirement of Continued Use            7
9.3. No Nuisance                                  7
9.4. Compliance with Laws                    7
9.5. Liquidation Sales                       8
9.6. Environmental Compliance                8
9.7. ADA / Title 24 Compliance               8

10   INSURANCE AND INDEMNITY                 8
     10.1.     Liability Insurance           8
     10.2.     Quality of Policies and Certificates    9
     10.3.     Workers' Compensation         9
     10.4.     Waiver of Subrogation         9
     10.5.     Increase in Premiums          9
     10.6.     Indemnification               9
     10.7.     Blanket Policy               10

11   SUBLEASE AND ASSIGNMENT                10
     11.1.     Assignment and Sublease of Premises     10
     11.2.     Rights of Landlord           10

12   RIGHT OF ENTRY AND QUIET ENJOYMENT     11
     12.1.     Right of Entry               11
     12.2.     Quiet Enjoyment              11

13   CASUALTY AND TAKING                    11
     13.1.     Termination or Reconstruction      11
     13.2.     Tenant's Rights              11
     13.3 Lease to remain in Effect         11
     13.4.     Reservation of Compensation  12
     13.5.     Restoration of Fixtures      12

14   DEFAULT   13
     14.1.     Events of Default            12
          (a)  Abandonment                  12
          (b)  Nonpayment                   13
          (c)  Other Obligations .....      13
          (d)  General Assignment           13
          (e)  Bankruptcy                   13
          (f)  Receivership                 14
          (g)  Attachment                   14
          (h)  Insolvency                   14
     14.2.     Remedies Upon Tenant's Default     14
     14.3.     Remedies Cumulative          14

15   SUBORDINATION, ATTORNMENT AND SALE     15
     15.1.     Subordination to Mortgage    15
     15.2.     Sale of Landlord's Interest  15
     15.3.     Estoppel Certificates        15
     15.4.     Subordination to CC&R's      16

16   SECURITY                               16
     16.1. Deposit                           16

17   MISCELLANEOUS                          16
     17.1.     Notices                      16
     17.2.     Successors and Assigns       17
     17.3.     No Waiver                    17
     17.4.     Severability                 17
     17.5.     Litigation Between Parties   18
     17.6.     Surrender                    18
     17.7.     Construction                 18
     17.8.     Entire Agreement             18
     17.9.     Governing Law                18
     17.10.    No Partnership               18
     17.l1.    Financial Information        18
     17.12.    Costs                         18
     17.13.    Time                          19
     17.14.    Rules and Regulations        19
     17.15.    Memorandum of Lease          19
     17.16.    Corporate Authority          19

EXHIBITS

A    Location of Premises
B    Real Property Description
C    Construction
D    Acknowledgment of Lease Commencement

                             LEASE

     THIS LEASE is made and entered into as of the 17th day of March, 1997, by and between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a DELAWARE LIMITED PARTNERSHIP hereinafter called "Landlord", and ARADIGM CORPORATION, a CALIFORNIA CORPORATION, hereinafter called "Tenant."



                 THE PARTIES AGREE AS FOLLOWS:


                         1.  PREMISES

     1.1. Premises. Landlord leases to Tenant and Tenant hires and leases from Landlord on the terms, covenants and conditions hereinafter set forth, the premises (the
"Premises") designated in Exhibit A attached hereto and incorporated herein by this reference, consisting of approximately 9,660 square feet of space located within Building H (the "Building") in the Britannia Point Eden Business Park (the "Center") in the City of Hayward, County of Alameda, State of California, commonly known as 3911 Trust Way, Hayward, CA 94545 and located on the real property (the "Property") described in Exhibit B attached hereto and incorporated herein by this reference, together with the nonexclusive right to use any common areas designated from time to time in any Declaration of Covenants, Conditions and Restrictions or similar document affecting the Center.


     1.2. Landlord's Reserved Rights. Landlord reserves the right from time to time to (i) install, use, maintain, repair and replace pipes, ducts, conduits, wires and appurtenant meters and equipment for service to other parts of the Building above the ceiling surfaces, below the floor surfaces, within the walls or leading through the Premises in locations which will not materially interfere with Tenant's use thereof,
(ii) relocate any pipes, ducts, conduits, wires and appurtenant meters and equipment included in the Premises which are so located or located elsewhere outside the Premises, (iii) make alterations or additions to the Building,
(iv) construct, alter or add to other buildings or improvements on the Property, (v) build adjoining to the Property, and (vi) lease any part of the Property for the construction of improvements or buildings. Landlord may modify or enlarge the common area, alter or relocate accesses to the Premises, or alter or relocate any common facility. Landlord shall not exercise rights reserved to it pursuant to this
Section 1.2 in such a manner as to materially impair Tenant's ability to conduct its activities in the normal manner; provided, however, that the foregoing shall not limit or restrict Landlord's right to undertake reasonable construction activity and Tenant's use of the Premises shall be subject to reasonable temporary disruption incidental to such activity diligently prosecuted.


                           2.  TERM

     2.1. Term. The term of this Lease shall commence on the earlier to occur of (i) the date which is five (5) days after the date Landlord notifies Tenant that Landlord's work pursuant to Section 2.4 and Exhibit C is substantially complete, or (ii) the date Tenant takes occupancy of part of the Premises (except as otherwise provided in Section 2.2), the earlier of such dates being herein called the "Commencement Date," and shall end on the day immediately preceding the date 36 months thereafter, unless sooner terminated or extended (if applicable) as hereinafter provided.


     However, in the event that Tenant moves into larger space at Britannia Point Eden or any other Britannia Developments project during the term of this lease, then this lease may be terminated by Tenant with no penalty to Tenant.


     However in the event that Tenant exercises its Termination Rights under this Clause Tenant shall pay on or before the Termination Date the unamortized portion (assuming straight-line amortization over a period of 36 months from the Commencement Date) of the $150,000.00 additional T.I. allowance described in Section 3.1 (c) which is actually expended on tenant improvement work.


     2.2. Early Possession. If Landlord permits Tenant to occupy or use the Premises prior to the Commencement Date set forth in Section 2.1, such occupancy shall be subject to and upon all the terms and conditions of this Lease, excluding the obligation to pay rent and other charges, unless Landlord and Tenant agree otherwise; provided, however, that such early possession shall not advance or otherwise affect the termination date set forth in Section 2.1; and provided further, that Tenant shall not interfere with or delay Landlord's contractors by such early possession and shall indemnify, defend and hold harmless Landlord and its agents and employees from and against any and all claims, demands, liabilities, actions, losses, costs and expenses, including (but not limited to) reasonable attorneys' fees, arising out of or in connection with Tenant's early entry upon the Premises hereunder, excluding those which arise out of the negligence or willful misconduct of Landlord or its agents.


     2.3. Delay in Possession. Landlord agrees to use its best reasonable efforts to complete promptly the work described in
Section 2.4 and Exhibit C; provided, however, Landlord shall not be liable for any damages caused by any delay in the completion of such work, nor shall any such delay affect the validity of this Lease or the obligations of Tenant hereunder.

     2.4. Construction. The obligation of Landlord to perform work to improve the Premises for occupancy is set forth in Exhibit C attached hereto and incorporated herein by this reference. Except as set forth in Exhibit C, Landlord shall have no responsibilities or obligations with respect to preparation of the Premises for Tenant's occupancy. Acceptance by Tenant of possession of the Premises after performance of such work, if any, by Landlord shall constitute acceptance by Tenant of such work in its then completed condition subject to the terms of this paragraph and Landlord shall have no further responsibility of any kind or character for improvement of the Premises or in connection with such work; provided, however, that within fifteen (I 5) days after the Commencement Date, Tenant may furnish to Landlord a "punch list" identifying any items or matters in the Premises which are not constructed in accordance with the plans and specifications approved under Exhibit C hereto and Landlord shall promptly and diligently correct all such matters within 30 days of receipt of such punch list at its sole cost and expense.
     2.5. Acknowledgment Of Lease Commencement. Upon commencement of the term of this Lease, Landlord and Tenant shall execute a written acknowledgment of the Commencement Date, date of termination and related matters, substantially in the form attached hereto as Exhibit D (with appropriate insertions), which acknowledgment shall be deemed to be incorporated herein by this reference.

     2.6 Holding Over. If Tenant holds possession of the Premises after the term of this Lease, with Landlord's written consent, then except as otherwise specified in such consent, Tenant shall become a tenant from month to month at 125% the rental and otherwise upon the terms herein specified for the period immediately prior to such holding over and shall continue in such status until the tenancy is terminated by either party upon not less than thirty (30) days prior written notice. Tenant shall indemnify and hold Landlord harmless from any loss, damage, claim, liability, cost or expense (including reasonable attorneys' fees) resulting from any delay by Tenant in surrendering the Premises (except with Landlord's prior written consent), including but not limited to any claims made by a succeeding tenant by reason of such delay. Acceptance of rent by Landlord following expiration or termination of this Lease shall not constitute a renewal of this Lease.

     2.7 Option To Extend Term. Tenant shall have the option to extend the term of this Lease, at the minimum rental set forth in Section 3.1(d) and otherwise upon all the terms and provisions set forth herein with respect to the initial term of this Lease, for up to one additional period of two (2) years, commencing upon expiration of the initial term hereof. Exercise of such option shall be by written notice to Landlord at least six (6) months and not more than eight (8) months prior to the expiration of the initial term hereof. If Tenant is in default hereunder on the date of such notice or on the date any extended term is to commence, then the option shall be of no force or effect, the extended term shall not commence and this Lease shall expire at the end of the then current term hereof (or at such earlier time as Landlord may elect pursuant to the default provisions of this Lease). Except as expressly set forth in this Section 2.7, Tenant shall have no right to extend the term of this Lease beyond its prescribed term.


                          3.  RENTAL


     3.1. Minimum Rental.

          (a) Tenant shall pay to Landlord as minimum rental for the Premises, in advance, without deduction, offset, notice or demand, on or before the Commencement Date and on or before the first day of each subsequent calendar month of the term of this Lease, the following amounts per month:

          Months                   Minimum Rental

          0-12                     $10,566.43 13-

          24                    $10,856.23 24-36

          $11,157.62

     If the obligation to pay minimum rental hereunder commences on other than the first day of a calendar month or if the term of this Lease terminates on other than the last day of a calendar month, the minimum rental for such first or last month of the term of this Lease, as the case may be, shall be prorated based on the number of days the term of this Lease is in effect during such month. If an increase in minimum rental becomes effective on a day other than the first day of a calendar month, the minimum rental for that month shall be the sum of the two applicable rates, each prorated for the portion of the month during which such rate is in effect.


     (b)   The minimum rental amount specified in this Section
3.1 is based upon an area of 9,660 square feet for the Premises.


     (c)  The minimum rental amounts specified in this Section
3.1 are based upon a tenant improvement allowance of $140,000.00 (the "Phase I Allowance") for the work to be performed by Landlord on the Premises under Section 2.4 and Exhibit C. (This total Phase I Allowance is made up as to an initial $40,000.00 plus $100,00.00 additional T.I.'s amortized at 12% over the term.) If landlord's total direct costs of such work (including, but not limited to, construction costs, permit fees and charges, architects', engineers' and other consulting and professional fees and all other related costs incurred in connection with the design and construction of the work) (the "Direct Costs") are less than $140,000.00 then Tenant's minimum monthly rental hereunder, beginning on the Commencement Date and continuing throughout the term hereof, shall be reduced, by $33.21 for each $1,000.00 reduction in Tenant Improvement costs below the allowance of $140,000.00. In addition to the Phase I Allowance, Landlord hereby agrees that, at any time during the term of this Lease, Tenant shall be entitled to request Landlord to construct additional tenant improvements (the "Additional Improvements"), for which Landlord shall provide additional financing, up to a maximum amount of $50,000.00 (the "Phase II Allowance"). Following the completion of construction of the Additional Improvements, Tenant's then minimum monthly rental hereunder shall be increased in such an amount as to amortize the total Direct Costs of the Additional Improvements at 12% over the remaining term of this Lease. Landlord will not be obligated to spend more than $190,000.00, including both the Phase I Allowance and the Phase II allowance, on T.I.'s. Any such increase shall be paid for by Tenant.

     Notwithstanding the above, Landlord will pay for repair or replacement of HVAC system in office section of Premises i.e. 8,160 square feet including any necessary roof repairs.
Such costs will not be part of the T.I. allowance.


     (d) If Tenant properly exercises its right to extend the term of this Lease pursuant to Section 2.7 hereof, the minimum rental during the extended term shall be adjusted as to Clause

3.1 (a).

          Months                   Minimum Rental

          37-48                    $8,149.64

          49-60                    $8,475.62

     3.2. Late Charges. If Tenant fails to pay when due rental or other amounts due Landlord hereunder, such unpaid amounts shall bear interest for the benefits of Landlord at a rate equal to the lesser of fifteen percent (15%) per annum or the maximum rate permitted by law, from the date due to the date of payment. In addition to such interest, Tenant shall pay to Landlord a late charge in an amount equal to ten percent (10%) of any installment of minimum rental and any other amounts due Landlord if not paid in full on or before the fifth (5th) day after such rental or other amount is due. Tenant acknowledges that late payment by Tenant to Landlord of rental or other amounts due hereunder will cause Landlord to incur costs not contemplated by this Lease, including, without limitation, processing and accounting charges and late charges which may be imposed on Landlord by the terms of any loan relating to the Property. Tenant further acknowledges that it is extremely difficult and impractical to fix the exact amount of such costs and that the late charge set forth in this
Section 3.2 represents a fair and reasonable estimate thereof. Acceptance of any late charge by Landlord shall not constitute a waiver of Tenant's default with respect to overdue rental or other amounts, nor shall such acceptance prevent Landlord from exercising any other rights and remedies available to it.
Acceptance of rent or other payments by Landlord shall not constitute a waiver of late charges or interest accrued with respect to such rent or other payments or any prior installments thereof, nor of any other defaults by Tenant, whether monetary or non-monetary in nature, remaining unsecured at the time of such acceptance of rent or other payments.

                           4.  TAXES


     4.1 Personal Property. Tenant shall be responsible for and shall pay prior to delinquency all taxes and assessments levied against or by reason of all alterations and additions and all other items installed or paid for by Tenant under this Lease, and the personal property, trade fixtures and all of the property placed by Tenant in or about the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. If at any time during the term of this Lease any said alterations, additions or personal property, whether or not belonging to Tenant, shall be taxed or assessed as part of the Property, then such tax or assessment shall be paid by Tenant to Landlord immediately upon presentation by Landlord of copies of the tax bills in which such taxes and assessments are included and shall, for the purposes of this Lease, be deemed to be personal property taxes or assessments under this Section 4.1.

     4.2. Real Property. To the extent that real property taxes and assessments on the Premises are assessed separately from the remainder of the Property, Tenant shall be responsible for and shall pay prior to delinquency all such taxes and assessments levied against the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. To the extent the Premises and taxes or assessed as part of the Property, such real property taxes and assessments shall constitute Operating Expenses (as that term is defined in Section 5.2 of this Lease) and shall be paid in accordance with provisions of Article 5 of this Lease.

                    5.  OPERATING EXPENSES


     5.1. Payment Of Operating Expenses.

          (a) Tenant shall pay to Landlord, at the time in the manner hereinafter set forth, as additional rental, an amount equal to three point five eight percent (3.58%) ("Tenant's Operating Cost Share") of the Operating Expenses defined in Section 5.2.
          (b) Tenant's Operating Cost Share as specified in paragraph (a) of the Section is based upon an area of 9,660 square feet for the Premises and an aggregate area of 269,674 square feet for the buildings owned by Landlord on the Property.


     5.2. Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the-term
"Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (or on any applicable adjacent property owned by Landlord as describe above), including, without limitation, (i) insurance, property management, building maintenance, landscaping and common area maintenance; (ii) all utilities and services; (iii) real and personal property taxes and assessments or substitutes therefor and new taxes on landlords in addition to taxes now in effect; (iv) supplies, equipment, utilities and tools used in management, operation and maintenance; (v) capital improvements to the Building, amortized over the useful life of such capital improvement (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) of which Tenant has use or which benefit Tenant; and (vi) any other costs allocable to or paid by Landlord, as owner of the Building, pursuant to the terms of any declarations of covenants, conditions and restrictions affecting the Property (or on any applicable adjacent property owned by Landlord as described above). Capital improvements shall not include any costs attributable to increasing the size of otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis.


     5.3. Determination Of Operating Expenses. On or before the Commencement Date and during the last month of each calendar year of the term of this Lease ("Lease Year"), or as soon thereafter as practical, Landlord shall provide Tenant notice of Landlord's estimate of the Operating Expenses for the ensuing Lease Year or applicable portion thereof. On or before the first day of each month during the ensuing Lease Year or applicable portion thereof, beginning on the Commencement Date, Tenant shall pay to Landlord Tenant's Operating Cost Share of the portion of such estimated Operating Expenses allocable (on a pro rata basis) to such month; provided, however, that if such notice is not give in the last month of a Lease year, Tenant shall continue to pay on the basis of the prior year's estimate, if any, until the month after such notice is given. If at any time or times it appears to Landlord that the actual Operating Expenses will vary from Landlord's estimate by more than five percent (5%), Landlord may, by notice to Tenant, revise its estimate for such year and subsequent payments by Tenant for such year shall be based upon such revised estimate.

     5.4.     Final  Accounting For Lease Year. Within  ninety
(90) days after the close of each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant. If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty (30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety
(90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.

     5.5. Proration. If the Commencement Date falls on a day other than the first day of a Lease Year or if this Lease terminates on a day other than the last day of a Lease Year, the amount of Tenant's Operating Cost Share payable by Tenant applicable to such first and last partial Lease Year shall be prorated on the basis which the number of days during such Lease Year in which this Lease is in effect bears to 365. The termination of this Lease shall not affect the obligations of Landlord and Tenant pursuant to Section 5.4 to be performed after such termination.

                         6.  UTILITIES


     6.1. Payment. Commencing with the Commencement Date and thereafter throughout the term of this Lease, Tenant shall pay, before delinquency, all charges for water, gas, heat, light, electricity, power, sewer, telephone, alarm system, janitorial and other services or utilities supplied to or consumed in or upon the Premises, including any taxes on such service and utilities It is the intention of the parties that all such services shall be separately metered to the Premises. In the event that any of such services supplied to the Premises are not separately metered, then the amount thereof shall be an item of Operating Expenses and shall be paid as provided in Article 5.

     6.2 Interruption. There shall be no abatement of rent or other charges required to be paid hereunder and Landlord shall not be liable in damages or otherwise for interruption or failure of any service or utility furnished to or used in the Premises because of accident, making of repairs, alterations or improvements, severe weather, difficulty or inability in obtaining services or supplies, labor difficulties or any other cause, excluding the negligence and willful misconduct and omissions of Landlord and its agents.
                        7.  ALTERATIONS


     7.1. Right To Make Alterations. Tenant shall make no alterations, additions or improvements to the Premises, other than interior non-structural alterations costing less than
Five Thousand Dollars ($5,000.00) in each instance, without the prior written consent of Landlord. All such alterations, additions and improvements shall be completed with due diligence in a first-class workmanlike manner and in compliance with plans and specifications approved in writing by Landlord and all applicable laws, ordinances, rules mid regulations.

     7.2. Title To Alterations. All alterations, additions and improvements installed pursuant to this Lease shall be part of the Building and property of Landlord, unless Landlord elects to require Tenant to remove the same upon the termination of this Lease; provided, however, that the foregoing shall not apply to Tenant's movable furniture and trade fixtures not affixed to the Property.

     7.3. Tenant Fixtures. Notwithstanding the foregoing, Tenant may install, remove and reinstall trade fixtures without Landlord's prior written consent, except that any fixtures which are affixed to the Premises or which affect the exterior or structural portions of the Building shall require Landlord's written approval. The foregoing shall apply to Tenant's signs, logos and insignia, all of which Tenant shall have the right to place and remove and replace solely with Landlord's prior written consent as to location, size and composition. Tenant shall immediately repair any damage caused by installation and remove of fixtures under this Section 7.3.
     7.4. No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, vendors, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against liability, loss, damage, cost and all other expenses, including, without limitation, reasonable attorneys' fees arising out of claims of any lien for work perforated or materials or supplies furnished at the request of Tenant or persons claiming under Tenant.

                  8.  MAINTENANCE AND REPAIRS


     8.1. Landlord's Work. Landlord shall repair and maintain or cause to be repaired and maintained in a prompt and expeditious manner those portions of the Building outside of the Premises, the common areas of the Property, and the roof, exterior walls and other structural portions of the Building, The cost of all work performed by Landlord under this Section
8.1 shall be Operating Expense hereunder, except to the extent such work (i) is required due to the negligence of Landlord or any other tenant of the Building, (ii) is a service to a specific tenant or tenants, other than Tenant, for which Landlord has received or has the right to receive full reimbursement, (iii) is a capital expense not to be included as Operating Expense under Section 5.2 hereof, or (iv) is required due to the negligence or willful misconduct of Tenant or its agents, employees or invitees (in which event Tenant shall bear the full cost of such work pursuant to the indemnification provided in Section 10.6 hereof).
     8.2. Tenant's Obligation for Maintenance.


          (a) Good Order. Condition and Repair. By accepting possession of the Premises, and subject to Section 2.4, Tenant acknowledges that the Premises are in good and sanitary order, condition and repair. Except as provided in Section 8.1 hereof, Tenant at its sole cost and expense shall keep and maintain in good and sanitary order, condition and repair of the Premises and every part thereof, wherever located, including but not limited to the signs, interior, the face of the ceiling over Tenant's floor space, HVAC equipment and related mechanical systems service the Premises (for which equipment and systems Tenant shall enter into a service contract with a person or entity designated or approved by Landlord, such approval not to be unreasonably withheld), all doors, door checks, windows, plate glass, door fronts, exposed plumbing and sewage and other utility facilities, fixtures, lighting, wall surfaces, floor surfaces and ceiling surfaces and all other interior repairs, foreseen and unforeseen, as required.
          (b) Landlord's Remedy. If Tenant, after notice from Landlord, fails to make or perform promptly any repairs or maintenance which are the obligation of Tenant hereunder, Landlord shall have the right, but shall not be required, to enter the Premises and make the repairs or perform the maintenance necessary to restore the Premises to good and sanitary order, condition and repair. Immediately on demand from the Landlord, the cost of such, repairs shall be due and payable by Tenant to Landlord.
          (c) Condition Upon Surrender. At the expiration or sooner termination of this Lease, Tenant shall surrender the Premises, including any additions, alterations and improvement not removed in accordance with the terms hereof, thereto, broom clean, in good and sanitary order, condition and repair, ordinary Wear and tear excepted, first, however, removing all goods and effects of Tenant and all fixtures and items required to be removed or specified to be removed at Landlord's election pursuant to this Lease, and repairing any damage cause by such removal. Tenant shall not have the flight to remove fixtures or equipment if Tenant is in default hereunder unless Landlord specifically waives this provision in writing.


                      9.  USE OF PREMISES


     9.1. Permitted Use. Tenant shall use the Premises solely for general office, sales, administrative marketing and the design, development, testing and manufacturing of medical equipment and pharmaceutical products, and for no other purpose.
     9.2. Requirement Of Continued Use. Tenant shall not at any time abandon the Premises and shall continuously during the term of this Lease (except during any period where the Premises are unusable by reason of events described in Article 13 hereof) conduct and carry on in the Premises the use permitted hereunder.
     9.3. No Nuisance. Tenant shall not use the Premises for or carry on or permit upon the Premises or any part thereof any offensive, noisy or dangerous trade, business, manufacture, it occupation, odor or fumes, or any nuisance or anything against public policy, nor interfere with the rights or business of any other tenants or of Landlord in the Building, nor make any other unreasonable use of the Premises. Tenant shall not do or permit anything to be done in or about the Premises, not bring nor keep anything therein, which will in any way cause the Premises to be uninsurable with respect to the insurance required by this Lease or with respect to standard fire and extended coverage insurance with vandalism, malicious mischief and riot endorsements.
     9.4. Compliance With Laws. Tenant shall not use the Premises or permit the Premises to be used in whole or in part for any purpose or use that is in violation of any applicable laws, ordinances, regulations or rules of any governmental agency or public authority. Tenant shall keep the Premises equipped with all safety appliances required by law, ordinance or insurance on the Premises or any order or regulation of public authority because of Tenant's particular use of the
Premises. Tenant shall procure all licenses and permits required for use of the Premises. Tenant shall use the Premises in strict accordance with all applicable ordinances, rules, laws and regulations and shall comply with all requirements of all governmental authorities now in force or which may hereafter be in force pertaining to the use of the Premises by Tenant, including, without limitation, regulations applicable to noise, water, soil and air pollution, and making such nonstructural alterations and additions thereto as may be required from time to time by such laws, ordinances, rules, regulations and requirements of governmental authorities or insurers of the Premises (collectively, "Requirements") because of Tenant's construction of improvements in or other particular use of the Premises.

     9.5. Liquidation Sales. Tenant shall not conduct or permit to be conducted any bankruptcy sale, liquidation sale, or going out of business sale, in, upon or about the Premises whether said auction or sale be voluntary, involuntary or pursuant to any assignment for the benefit of creditors, or pursuant to any bankruptcy or other insolvency proceeding.

     9.6. Environmental Compliance.

          (a) Landlord warrants and represents to Tenant that the Premises, Building and the Property presently comply with all environmental laws and Landlord will use its best efforts to ensure that the Premises, Building and the Property remain in compliance with all environmental laws during the term and extended term hereof, including without limitation reasonably monitoring the condition of the Property, Building and Premises and the activities of other tenants. Landlord's obligations under this Section 9.6.(a) is not intended to impose a greater burden on the Landlord than that set forth in
Section  9.6.(c)  herein  or  as otherwise  required  by  law, regulation or statute;
          (b) Tenant shall fully indemnify and hold harmless Landlord, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses
(including reasonable attorneys' fees) arising from any Hazardous Substance Releases or violation of environmental law with respect to the Premises caused by Tenant, or its employees, agents, contractors or assigns) and (ii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by landlord that relate in any way to a Hazardous Substance Release(s) by Tenant or violation of environmental law caused by Tenant;

     (c) Landlord shall fully indemnify and hold harmless Tenant, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses
(including reasonable attorneys' fees) arising from any violation of Section 9.6. (a) herein, including without limitation any condition of the Premises, Building and/or Property existing at the Commencement Date; (ii) any damages, claims, liabilities, demands, losses, costs or expenses
(including reasonable attorneys' fees) arising from any Hazardous Substance Releases or violation of environmental law with respect to the Property, Building or Premises that is not caused by Tenant or its employees, agents, contractors, or assigns, and (iii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by Tenant that relate in any way to breach by Landlord of the warranties in Section 9.6.(a), to any condition of the Property, Building, or Premises existing on the Commencement Date, or to any Hazardous Substance Release(s) or violations or environmental law caused by landlord, as provided above.

     9.7. ADA/Title 24 Compliance. Landlord shall deliver and maintain the Premises at its expense and in compliance, as and when required by law, with the Americans with Disabilities Act, California Title 24 and any and all other related government requirements.

                 10.  INSURANCE AND INDEMNITY


     10.1.     Liability Insurance.

     (a) Tenant shall procure and maintain in full force and effect at all times during the term on this Lease, at Tenant's cost and expense comprehensive public liability and property damage insurance to protect against any liability to the public, or to any invitee of Tenant or Landlord, arising out of or related to the use of or result from any accident occurring in, upon or about the Premises, with limits to or death of one person, (i) One Million Dollars ($1,000,000.00) for injury or death of one person, (ii) Three Million Dollars ($3,000,000.00) for personal injury to or death, per occurrence, and (iii) Five Hundred Thousand Dollars ($500,000.00) for property damage, or a combined single limit of public liability and property damage insurance of not less than Five Million Dollars ($5,000,000.00). Such insurance shall name Landlord and its general partners and Managing Agent as additional insured thereunder.
     (b) Landlord shall procure and maintain in full force and effect at all times during the term of this Lease, at Landlord's cost and expense (but reimbursable as an Operating Expense under Section 5.2 hereof), fire and "all risk" extended coverage property damage insurance for the Building and interior improvements that are the property of Landlord and for the improvements in the common areas of the Property, on a full replacement cost basis, with rental loss insurance. Such insurance may include earthquake and/or flood coverage to the extent Landlord in its discretion elects to carry such coverage, and shall have such commercially reasonable deductibles and other terms as Landlord in its discretion determines to be appropriate. Landlord shall have no obligation to carry property damage insurance for any alterations, additions, improvements, trade fixtures or personal property installed or maintained by Tenant on or about the Premises.

     10.2. Quality Of Policies and Certificates. All policies of insurance required hereunder shall be issued by responsible insurers and shall be written as primary policies not contributing with and not in excess of any coverage that Landlord may carry. Tenant shall deliver to Landlord copies of policies or certificates of insurance showing that said policies are in effect. The coverage provided by such policies shall include the clause or endorsement referred to in Section
10.4 If Tenant fails to acquire, maintain or renew any insurance required to be maintained by it under this Article 10 or to pay the premium thereof, then Landlord, at its option and in addition to its other remedies, but without obligation so to do, may procure such insurance, and any sums expended by it to procure any such insurance shall be repaid upon demand, with interest as provided in Section 3.2 hereof. Tenant shall obtain written undertakings from each insurer under policies required to be maintained by it to notify all insured thereunder at least thirty (30) days prior to cancellation, amendment or revision of coverage.


     10.3. Worker's Compensation. Tenant shall maintain in full force and effect during the term of this Lease worker's compensation insurance covering all of Tenant's employees working on the Premises.


     10.4. Waiver of Subrogation. To the extent permitted by law and without affecting the coverage provided by insurance required to be maintained hereunder, Landlord and Tenant each, waive any right to recover against the other (i) damages for injury to or death of persons, (ii) damage to property, (iii) damage to the Premises or any past thereof, or
(iv)  claims  arising by reason of any of the  foregoing,  but only to the extent that any of the foregoing damages and claims under subparts (i)-(iv) hereof are covered, and only to the extent of such coverage, by insurance actually carried or required to be carried hereunder by either Landlord or Tenant. This provision is intended to waive fully, and for the benefit of each party, any rights and claims which might give rise to a right of subrogation in any insurance carrier. Each party shall procure a clause or endorsement on any policy required under this Article 10 denying to the insurer rights of subrogation against the other party to the extent rights have been waived by the insured prior to the occurrence of injury or loss. Coverage provided by insurance maintained by Tenant under this Article 10 shall not be limited, reduced or diminished by virtue of the subrogation waiver herein contained.


     10.5. Increase In Premiums. Tenant shall do all acts and pay all expenses necessary to insure that the Premises are not used for purposes prohibited by any applicable fire insurance, and that Tenant's use of the Premises complies with all requirements necessary to obtain any such insurance. If Tenant uses or permits the Premises to be used in a manner which increases the existing rate of any insurance on the Premises carried by Landlord, Tenant shall pay the amount of the increase in premium caused thereby, and Landlord's cost of obtaining other replacement insurance policies, including any increase in premium, within ten (10) days after demand therefor by Landlord.
     10.6.     Indemnification.
     (a) Tenant shall indemnify, defend and hold Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person, or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Landlord or which Landlord may pay or incur by reason of the use, occupancy and enjoyment of the Premises by Tenant or any invitees, sublessees, licensees, assignees, employees, agents or contractors of Tenant or holding under Tenant from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors shall not be liable for, and Tenant hereby waives all claims against such persons for damages to goods, wares and merchandise in or upon the Premises, or for injuries to Tenant, its agents or third persons in or upon the Premises, from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Tenant shall give prompt notice to Landlord of any casualty or accident of a material nature in, on or about the Premises.


     (b) Landlord shall indemnify, defend and hold Tenant, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Tenant or which Tenant may pay or incur to the extent such liabilities or other matters arise by reason of (i) any negligence or willful misconduct or omission by landlord, its agents or employees,
(ii) any breach by Landlord, its agents or employees of any term of this Lease and (iii) any causes of action or obligations the due date of performance of which arose prior to the Commencement Date.

     10.7. Blanket Policy. Any policy required to be maintained hereunder may be maintained under a so-called "blanket-policy" insuring other parties and other locations so long as the amount of insurance required to be provided hereunder is not thereby diminished.
                 11.  SUBLEASE AND ASSIGNMENT
     11.1. Assignment And Sublease Of Premises. Tenant shall not have the right or power to assign its interest in this Lease, or make any sublease, nor shall any interest of Tenant under this Lease be assignable involuntarily or by operation of law, without on each occasion obtain the prior written consent of Landlord, which consent shall not be unreasonably withheld. Any purported sublease or assignment of Tenant's interest in this Lease requiring but not having received Landlord's consent thereto shall be void. Without
limiting  the  generality  of  the  foregoing,  Landlord   may
withhold consent to any proposed subletting or assignment solely on the ground that the use by the proposed subtenant or assignee is reasonably likely to be incompatible with Landlord's use of the balance of the Building or Property.

     Tenant may assign this Lease or sublet the Premises, or any portion thereof, without Landlord's consent, to any entity which controls, is controlled by, or is under common control with Tenant; to any entity which results from a merger or consolidation with Tenant; to any entity engaged in a joint venture with Tenant; or to any entity which acquires substantially all of the stock or assets of Tenant, as a going concern, with respect to the business that is being conducted in the Premises (hereinafter each a "Permitted Transfer"). In addition, any sale or transfer of the capital stock of Tenant shall be deemed a Permitted Transfer if (i) such sale or transfer occurs in connection with any bona fide financing or capitalization for the benefit of Tenant, or (ii) if such sale or transfer occurs in connection with Tenant's status as a publicly traded corporation. Landlord shall have no right to terminate the Lease in connection with, and shall have no right to any sums or other economic consideration resulting from, any Permitted Transfer.

     Tenant will retain all sublease profits net of its underlying lease.

     Landlord will not have any right to or option to recapture any space that Tenant assigns or subleases during the initial sublease term.


11.2. Rights Of Landlord. Consent by Landlord to one or more assignments of this Lease or to one or more sublettings of the Premises, or collection of rent by Landlord from any assignee or sublessee, shall not operate to exhaust Landlord's rights under Article II, nor constitute consent to any subsequent assignment or subletting. No assignment of Tenant's interest in this Lease and no sublease shall relieve Tenant of its obligations hereunder, notwithstanding any waiver or extension of time granted by Landlord to any assignee or sublessee, or the failure of Landlord to assert its rights against any assignee or sublessee, and regardless of whether Landlord's consent thereto is given or required to be give hereunder. In the event of default by any assignee, sublessee or other successor of Tenant in the performance of any of the terms or obligations of Tenant under this Lease, Landlord may proceed directly against Tenant without the necessity of exhausting remedies against any such assignee, sublessee or other successor. In addition Tenant immediately and irrevocably assigns to Landlord as security for Tenant's obligations under this Lease, all rent from any subletting of all or a part of the Premises as permitted under this Lease, and Landlord, as Tenant's assignee for Tenant, or any receiver for Tenant appointed on Landlord's application, may collect such rent and apply it toward Tenant's obligation under this Lease; except that, until the occurrence of an act of default by Tenant, beyond the expiration of any applicable grace period, Tenant shall have the right to collect such rent.

           12.  RIGHT OF ENTRY AND QUIET ENJOYMENT
     12.1. Right of Entry. Landlord and its authorized representatives shall have the right to enter the Premises at any reasonable time during the term of this Lease during normal business hours and upon not less than twenty-four (24) hours' prior notice, except in the case of emergency, for the purpose of inspecting and determining the condition of the Premises or for any other proper purpose including, with limitation, to make repairs, replacements or improvements which Landlord may deem necessary, to show the Premises to prospective Purchasers, to show the premises to prospective tenants, and to post notices of non-responsibility. Landlord shall not be liable for inconvenience, annoyance, disturbance, loss of business, quiet enjoyment or other damage or loss to Tenant by reason of making any repairs or performing any work upon the Premises unless such are the result of the negligence or willful misconduct of Landlord or its agents, and the obligations of Tenant under this Lease shall not thereby be affected in any manner whatsoever, provided, however, Landlord shall use reasonable efforts to minimize the inconvenience to Tenant's normal business operations cause thereby.

     12.2. Quiet Enjoyment. Landlord covenants that Tenant, upon paying the rent and performing its obligations hereunder and subject to all the terms and conditions of this Lease, shall peacefully and quietly have, hold and enjoy the Premises throughout the term of this Lease, or until this Lease is terminated as provided by this Lease.

                   13.  CASUALTY AND TAKING

     13.1. Termination Or Reconstruction. If during the term of this Lease the Premises or Building, or any substantial part of either, (i) is damaged materially by fire or other casualty or by action of public or other authority in consequence thereof, (ii) is taken by eminent domain or by reason of any public improvement or condemnation proceeding, or in any manner by an exercise of the right of eminent domain (including any transfer in avoidance of exercise of the power of eminent domain), or (iii) receives irreparable damage by reason of anything lawfully done under color of public or other authority, this Lease shall terminate as to the entire Premises at Landlord's election by written notice given to Tenant within sixty (60) days after the damage or taking has occurred. If Landlord does not elect to terminate this Lease as hereinabove provided, Landlord shall repair any such damage and restore the Premises and the Building as nearly as reasonably possible to the condition existing before the damage or taking within six (6) months.

     13.2. Tenant's Rights. If any portion of the Premises is so taken by condemnation, the Tenant may elect to terminate this Lease if the portion of the Premises taken is of such extent and nature as substantially to handicap, impede or permanently impair Tenant's use of the balance of the Premises. Tenant must exercise its right to terminate by giving notice to Landlord within thirty (30) days after the nature and extent of the taking have been finally determined. If Tenant elects to terminate this Lease, Tenant shall also notify Landlord of the date of termination, which date shall not be earlier than thirty (30) days nor later than ninety
(90) days after Tenant has notified Landlord of its election to terminate, except that this Lease shall terminate on the date of taking if the date of taking falls on any date before the date of termination designated by Tenant.
     13.3. Lease To Remain In Effect. If neither Landlord nor Tenant terminates this Lease as hereinabove provided, this Lease shall continue in full force and effect, except that minimum monthly rental and Tenant's Operating Cost Share shall abate to the extent Tenant's use of the Premises is impaired for any period that any portion of the Premises is unusable or inaccessible because of a casualty or taking hereinabove described. Each party waives the provisions of Code of Civil Procedure Section 1265.130, allowing either party to petition the Superior Court to terminate this Lease in the event of a partial condemnation of the Premises.
     13.4. Reservation Of Compensation. Landlord reserves, and Tenant waives and assigns to Landlord, all rights to any award or compensation for damage to the Premises, Building, Property and the leasehold estate created hereby, accruing by reason of any taking in public improvement, condemnation or eminent domain proceeding or in any other manner by exercise of the right of eminent domain or of anything lawfully done by public authority, except that Tenant shall be entitled to any and all compensation or damages paid for or on account of Tenant's moving expenses, trade fixtures, equipment, personal property and any leasehold improvements in the Premises, the cost of which was borne by Tenant, but only to the extent of the then remaining unamortized value of such improvements computed on a straight-line basis over the term of this Lease. Tenant covenants to deliver such further assignments of the foregoing as Landlord may from time to time reasonably request.
     13.5. Restoration of Fixtures. If Landlord repairs or causes repair of the Premises after such damage or taking, Tenant at its sole expense shall repair and replace promptly all fixtures, equipment and other property of Tenant located at, in or upon the Premises and all additions, alterations and improvements and all other items installed or paid for by Tenant under this Lease that were damaged or taken, so as to restore the same as nearly as reasonably possible to the condition existing immediately prior to the damage or taking. Tenant shall have the right to make modifications to the Premises, fixtures and improvements, subject to the prior written approval of Landlord. In its review of Tenant's plans and specifications, Landlord may take into consideration the effect of the proposed modifications on the exterior appearance, the structural integrity and the mechanical and other operating systems of the Building.
                         14.  DEFAULT
     14.1. Events Of Default. The occurrence of any of the following shall constitute an event of default on the part of
Tenant:
          (a) Abandonment. Abandonment of the Premises. Tenant waives any right Tenant may have to notice under
Section 1951.3 of the California Civil Code, the terms of this subsection (a) being deemed such notice to Tenant as required by said Section 1951.3;
          (b) Nonpayment. Failure to pay, when due, any amount payable to Landlord hereunder, such failure continuing for a period of five (5) days after receipt of written, notice of such failure;

          (c) Other Obligations. Failure to perform any obligation, agreement or covenant under this Lease, other than those matters specified in subsection (b) hereof, such failure continuing for fifteen (15) days after written notice of such failure. If is not possible to cure such default within fifteen (15) days. Tenant shall commence cure within said fifteen (15) day period and shall proceed diligently to complete cure;

          (d)   General  Assignment. A general  assignment  by
Tenant for the benefit of creditors;

          (e)    Bankruptcy.  The  filing  of  any   voluntary
petition in bankruptcy by Tenant or the filing of an involuntary petition by Tenant's creditors, which involuntary petition remains undischarged for a period of thirty (30) days. In the event that under applicable law the trustee in bankruptcy or Tenant has the right to affirm this Lease and continue to perform the obligations of Tenant hereunder, such trustee or Tenant shall, in such time period as may be permitted by the bankruptcy court having jurisdiction, cure all defaults of Tenant hereunder outstanding as of the date of the affirmance of this Lease and provide to Landlord such adequate assurances as may be reasonably necessary to ensure Landlord of the continued performance of Tenant's obligations under this Lease. specifically, but without limiting the generality of the foregoing, such adequate assurances must include assurances that the Premises continue to be operated only for the use permitted hereunder. The provisions hereof are to assure that the basic understandings between Landlord and Tenant with respect to Tenant's use of the Premises and the benefits to Landlord therefrom are preserved, consistent with the purpose and intent of applicable bankruptcy laws;

          (f) Receivership. The employment of a receiver appointed by court order to take possession of substantially all of the Tenant's assets or the Premises, if such a receivership remains undissolved for a period of thirty (30) days;

          (g) Attachment. The attachment, execution or other judicial seizure of all or substantially all of Tenant's assets or the Premises, if such attachment or other seizure remains undismissed or undischarged for a period of thirty
(30) days after levy thereof; or

          (h) Insolvency. The admission by Tenant in writing of its inability to pay its debts as they become due, the filing by Tenant of a petition seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, the filing by Tenant of an answer admitting or failing timely to contest a material allegation of a petition filed against Tenant in any such proceeding or, if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed.
     14.2.     Remedies Upon Tenant's Default.
          (a) Upon the occurrence or any event of default described in Section 14.1 hereof, Landlord, in addition to and without prejudice to any other rights or remedies it may have, shall have the immediate right to re-enter the Premises or any part thereof and repossess the same, expelling and removing therefrom all persons and property (which property may be stored in a public warehouse or elsewhere at the cost and risk of and for the account of Tenant), using such force as may be necessary to do so (as to which Tenant hereby waives any claim for loss or damage that may thereby occur). In addition to or in lieu of such re-entry and without prejudice to any other rights or remedies it may have, Landlord shall have the right either (i) to terminate this Lease and recover from Tenant all damages incurred by Landlord as results of Tenant's default, as hereinafter provided, or (ii) to continue this Lease in effect and recover rent and other charges and amounts as they become due.
          (b) Even if Tenant has breached this Lease or abandoned the Premises, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession under subsection (a) hereof and Landlord may enforce all of its rights and remedies under this Lease, including the right to recover rent as it becomes due, and Landlord, without terminating this Lease, may exercise all of the rights and remedies of a lessor under California Civil Code Section 1951.4 (lessor may continue lease in effect after lessee's breach and abandonment and recover rent as it becomes due, if lessee has right to sublet or assign, subject only to reasonable limitations), or any successor Code section. Acts of maintenance, preservation or efforts to relate the Premises or the appointment of a receiver upon application of Landlord to protect Landlord's interest under this Lease shall not constitute a termination of Tenant's right to possession.
          (c) If Landlord terminates this Lease pursuant to this Section 14.2, Landlord shall have all the rights and remedies of a landlord provided by Section 1951.2 of the Civil Code of the State of California, or any successor Code section.
     14.3. Remedies Cumulative. All rights, privileges and elections or remedies of Landlord contained in this Article 14 are cumulative and not alternative to the extent permitted by law and except as otherwise provided herein.
            15.  SUBORDINATION, ATTORNMENT AND SALE
     15.1. Subordination to Mortgage. This Lease, and any sublease entered into by Tenant under the provisions of this Lease, shall be subject and subordinate to any ground lease, mortgage, deed of trust, sale/leaseback transaction or any other or any other hypothecation for security now or hereafter placed upon the Building, the Property, or both, and the rights of any assignee of Landlord or mortgagee, trustee, beneficiary, landlord or leaseback lessor under any of the foregoing, and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. If any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee elects to have this Lease be an encumbrance upon the Property prior to the lien of its mortgage, deed of trust, ground lease or leaseback lease or other security arrangement and gives notice thereof to Tenant, this Lease shall be deemed prior thereto, whether this Lease is dated prior or subsequent to the date thereof or the date of recording thereof Tenant, and any sublessee, shall execute such documents as many reasonably be requested by any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee to evidence the subordination herein set forth or to make this Lease prior to the lien of any mortgage, deed of trust, ground lease, leaseback lease or other security arrangement, as the case may be, and if Tenant fails to do so within fifteen (15) days after demand from Landlord, Tenant constitutes and appoints Landlord as Tenant's attorney-in-fact and in Tenant's name, place and stead to do so. Upon any default by Landlord in the performance of its obligations under any mortgage, deed of trust, ground lease, leaseback lease or assignment, Tenant (and any sublessee) shall attorn to the mortgagee, trustee, beneficiary, ground lessor, leaseback lessor or assignee thereunder upon demand and shall execute and deliver any instrument or instruments confirming the attornment herein provided for.

     Landlord specifically agrees that (i) Tenant may conclusively rely upon any written notice Tenant receives from any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee ("Beneficiary"), notwithstanding any claim by Landlord contesting the validity of any term or condition of such notice, including, but not limited to, any default claimed by lender and (ii) that Landlord shall not make any claim of any kind against Tenant or Tenant's leasehold interest with respect to amounts paid to lender by Tenant or any acts performed by Tenant pursuant to such written notice.

     Notwithstanding anything to the contrary contained in this Lease, Tenant shall not be required to subordinate its interest under this Lease unless (i) such subordination does not materially increase Tenant's obligations or materially decrease its rights under this Lease, and (ii) Landlord first obtains from the mortgagee, trustee, beneficiary, ground lessor, leaseback lessor or assignee requesting said subordination a written agreement that provides that Tenant's right to quiet possession of the Premises shall not be disturbed so long as Tenant is not in default and performs all of its obligations under this Lease, unless this Lease is otherwise terminated pursuant to its terms.


     15.2. Sale of Landlord's Interest. Upon sale, transfer or assignment of Landlord's entire interest in the Building and Property, Landlord shall be relieved of its obligations hereunder with respect to liabilities accruing from and after the date of such sale, transfer or assignment.

     15.3. Estoppel Certificates. Tenant shall at any time and from time to time, within ten (10) days after written request by Landlord, execute, acknowledge and deliver to Landlord a certificate in writing, stating: (i) that this Lease is unmodified and in full force and effect, or if there have been any modifications, that this Lease is in full force and effect as modified and stating the date and the nature of each modification; (ii) the date to which rental and all other sums payable hereunder have been paid; (iii) that to Tenants actual knowledge Landlord is not in default in the performance of any obligations under this Lease, that Tenant has given no notice of default to the Landlord and that, to Tenant's actual knowledge no event has occurred which, but for the expiration of the applicable time period, would constitute an event of default hereunder; and (iv) such other matters as may reasonably be requested by Landlord or any institutional lender, mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or prospective purchaser of the Property. Any such certificate provided under this Section
15.3 may be relied upon by any lender, mortgagee, trustee, beneficiary, assignee or successor in interest to the Landlord, by any prospective purchaser, by any purchaser on foreclosure or sale, or upon any grant of a deed in lieu of foreclosure of any mortgage or deed of trust on the Property or premises, or by any other third party. Failure to execute and return within the required time any estoppel certificate requested hereunder shall be deemed to be an admission of the truth of the matters set forth in the form of certificate submitted to Tenant for execution.

     15.4. Subordination to CC&R'S. This Lease, and any permitted sublease entered into by Tenant under the provisions of this Lease, shall be subject and subordinate (a) to any declarations of covenants, conditions and restrictions recorded by Landlord with respect to the Property from time to time, provided that the terms of such declarations are reasonable and do not discriminate against Tenant relative to other tenants occupying portions of the Property, and (b) to the Declaration of Covenants, Conditions and Restrictions dated June 20, 1979 and recorded on July 5, 1979 as Instrument No. 79-130777, Alameda County Records, as amended from time to time (the "Master Declaration"), the provisions of which Master Declaration are an integral part of this Lease. Tenant agrees to execute, upon request by Landlord, any documents reasonably required from time to time to evidence the subordination provided in this Section 15.4.

                         16.  SECURITY

     16.1. Deposit. Concurrently with Tenant's execution of this Lease, Tenant shall deposit with Landlord the sum of Ten Thousand, Five Hundred Sixty Six Dollars and Forty Three Cents ($10,566.43), which sum (the "Security Deposit") shall be held by Landlord as security for the faithful performance of all the terms, covenants, and conditions of this Lease to be kept and performed by Tenant during the term hereof. If Tenant defaults beyond the expiration of any applicable grace period, with respect to any provision of this Lease, including, without limitation, the provisions relating to the payment of rental and other sums due hereunder, Landlord shall have the right, but shall not be required, to use, apply or retain all or any part of the Security Deposit for the payment of rental or any other amount which Landlord may spend or may become obligated to spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of the Security Deposit is so used or applied, Tenant shall, within ten (10) days after written demand therefor, deposit cash with Landlord in a sufficient amount to restore the Security Deposit to its original amount and Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep any deposit under this Section separate from Landlord's general funds, and Tenant shall not be entitled to interest thereon. If Tenant fully and faithfully performs every provision of this Lease to be performed by it, the Security Deposit, or any balance thereof, shall be returned to Tenant or, at Tenant s direction, to the last assignee of Tenant's interest hereunder, at the expiration of the term of this Lease and within ten (10) days after Tenant has vacated the Premises. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer all deposits then held by Landlord under this Section to Landlord's successor in interest, whereupon Tenant agrees to release Landlord from all liability for the return of such deposit or the accounting thereof.
                       17. MISCELLANEOUS
     17.1. Notices. All notices, consents, waivers and other communications which this Lease requires or permits either party to give to the other shall be in writing and shall be deemed given when delivered personally (including delivery by private courier or express delivery service) or four (4) days after deposit in the United States mail, registered or certified mail, postage prepaid, addressed to the parties at their respective addresses as follows:
     To Tenant:               Aradigm Corporation
                         26219 Eden Landing Road
                         Hayward, CA 94545
                         Attn:     Richard P. Thompson
                              President and C. E. O.

                          (after  Commencement Date,  same  as
above)

     with copy to:       Mark A. Olbert, Vice President & CFO
                         Aradigm Corporation
                         26219 Eden Landing Road
                         Hayward, CA 94545

       To   Landlord:         Hayward  Point  Eden  I  Limited
Partnership
                         c/o Britannia Developments, Inc. 1939
                         Harrison Street, Suite 412 Park Plaza
                         Building
                         Oakland, CA 94612
                         Attn:     T. J. Bristow


     with copy to:       Folger, Levin & Kahn
                         Embarcadero Center West
                         275 Battery Street, 23rd Floor
                         San Francisco, CA 94111
                         Attn:     Donald E. Kelley, Jr.

or to such other address as may be contained in a notice at least fifteen (15) days prior to the address change from either party to the other given pursuant to this Section. Rental payments and other sums required by this Lease to be paid by Tenant shall be delivered to Landlord at Landlord's address provided in this Section, or to such other address as Landlord may from time to time specify in writing to Tenant, and shall be deemed to be paid only upon actual receipts.

     17.2. Successors And Assigns. The obligations of this Lease shall run with the land, and this Lease shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the original Landlord named herein and each successive Landlord under this Lease shall be liable only for obligations accruing during the period of its ownership of the Property, which liability shall survive, but future liability under the Lease shall then pass to the successor lessor.
     17.3. No Waiver. The failure of Landlord to seek redress for violation, or to insist upon the strict performance, of any covenant or condition of this Lease shall not be deemed a waiver of such violation, or prevent a subsequent act which would originally have constituted a violation from having all the force and effect of an original violation.

     17.4. Severability. If any provision of this Lease or the application thereof is held to be invalid or unenforceable, the remainder of this Lease or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable shall not be affected thereby, and each of the provisions of this Lease shall be valid and enforceable, unless enforcement of this Lease as so invalidated would be unreasonable or grossly inequitable under all the circumstances or would materially frustrate the purposes of this Lease.

     17.5. Litigation Between Parties. In the event of any litigation between the parties hereto growing out of this Lease, the prevailing party shall be reimbursed for all reasonable costs, including, but not limited to, reasonable accountants' fees and attorneys' fees. "Prevailing Party" within the meaning of this Section shall include, without limitation, a party who dismisses all action for recovery hereunder in exchange for payment of the sums allegedly due, performance of covenants allegedly breached or consideration substantially equal to the relief sought in the action.

     17.6. Surrender. A voluntary or other surrender of this Lease by Tenant, or a mutual termination thereof between Landlord and Tenant, shall not result in a merger but shall, at the option of Landlord, operate either as an assignment to Landlord of any and all existing subleases and subtenancies, or a termination of all or any existing subleases and subtenancies. This provision shall be contained in any and all assignments or subleases made pursuant to this Lease.

     17.7. Construction. The provisions of this Lease shall be construed as a whole according to their common meaning and not strictly for or against Landlord or Tenant. The captions preceding the text of each Section and subsection hereof are included only for convenience of reference and shall be disregarded in the construction or interpretation of this Lease.

     17.8. Entire Agreement. This written Lease, together with the exhibits hereto, contains all the representations and the entire understandings between the parties hereto with respect to the subject matter hereof. Any prior correspondence, memoranda or agreements are replaced in total by this Lease and the exhibits hereto. This Lease may be modified only by all agreement in writing signed by each of the parties.

     17.9. Governing Law. This Lease and all exhibits hereto shall be construed and interpreted in accordance with and be governed by all the provisions of the laws of the State of California.

     17.10. No Partnership. Nothing contained in this Lease shall be construed as creating any type or manner of partnership, joint venture or joint enterprise with or between Landlord and Tenant.
     17.11. Financial Information. From time to time Tenant shall promptly provide directly to prospective lenders and purchasers of the Premises designated by Landlord such financial information pertaining to the financial status of Tenant as Landlord may reasonably request; provided, Tenant shall be permitted to provide such financial information in a manner which Tenant deems reasonably necessary to protect the confidentiality of such information. In addition, from to time, Tenant shall provide Landlord with such financial information pertaining to the financial status of Tenant as Landlord may reasonably request. Landlord agrees that all financial information supplied to Landlord by Tenant shall be treated as confidential material, and shall not be disseminated to any party or entity (including any entity affiliated with Landlord) without Tenant's prior written consent. For purposes of this Section, without limiting the generality of the obligations provided herein, it shall be deemed reasonable for Landlord to request copies of Tenant's most recent audited annual financial statements, or, if audited statements have not been prepared, unaudited financial statements for Tenant's most recent fiscal year, accompanied by a certificate of Tenant's chief financial officer that such financial statements fairly present Tenant's financial condition as of the date(s) indicated.

     Landlord  and  Tenant recognize the  need  of  Tenant  to
maintain the confidentiality of information regarding its financial status and the need of Landlord to be informed of, and to provide to prospective lenders and purchasers of the Premises, financial information pertaining to Tenant's financial status. Landlord and Tenant agree to cooperate with each other in achieving these needs within the context of the obligations set forth in this Section.

     17.12. Costs. If Tenant requests the consent of Landlord under any provisions of this Lease for any act that Tenant proposes to do hereunder, including, without limitation, assignment or subletting of the Premises, Tenant shall, as a condition to doing any such act and the receipt of such consent, reimburse Landlord promptly for any and all reasonable costs and expenses incurred by Landlord in connection therewith, including, without limitation, reasonable attorneys' fees.

     7.13. Time. Time is of the essence for this Lease, and of every term and condition hereof.

     17.14. Rules and Regulations. Tenant shall observe and obey such rules and regulations as Landlord may promulgate from time to time for the safety, care, cleanliness, order and use of the Premises and the Building, provided that any such rules and regulations shall not unreasonably interfere with Tenant's access to, or use of, the Premises.

     17.15. Memorandum Of Lease. At any time during the term of this Lease, either party, at its sole expense, shall be entitled to record a memorandum of this Lease and, if either party so elects, both parties agree to cooperate in the preparation, execution, acknowledgment and recordation of such document in reasonable form.

     17.16. Corporate Authority. The person signing this Lease on behalf of Tenant warrants that he or she is fully authorized to do so and, by so doing, to bind Tenant.
          In Witness Whereof, the parties hereto have executed this Lease as of the day and year first set forth above.
"Landlord                          "Tenant"
Hayward Point Eden I               Aradigm Corporation
Limited Partnership,               a California Corporation
A Delaware Limited Partnership


By:                           Britannia Developments,                 By
        Inc.,  a  California  corporation                Richard
Thompson
     Its Managing Partner.              Its President


By:
     T.J. Bristow
     President

                          Exhibit A

                    LOCATION OF PREMISES





                          Exhibit B

                  REAL PROPERTY DESCRIPTION




     Real property located in the City of Hayward, County of Alameda, State of California, more particularly described as follows;

     Lots 1,2, 3, 4, 5 and 7, Tract 4019, filed June 28, 1979,
Map Book 110, Pages 97, 98 and 99, Alameda County Records.

     Subject to easements, restrictions and other matters of record affecting title.



                          Exhibit C

                        CONSTRUCTION


     Landlord, at its sole cost and expense, shall undertake and diligently complete, subject to delays for causes beyond its reasonable control, leasehold improvements in accordance with plans and specifications to be prepared by Landlord, subject to approval by Tenant, which approval shall not be unreasonably withheld or delayed. Such work shall be performed in a neat and workmanlike manner and shall conform to all applicable governmental codes, laws and regulations in force at the time such work is completed.

     The Tenant Improvements include, but are not limited to:

     1. Replacement of the carpeting in the office area with upgraded carpeting and in the side are with tile.

     2. Replacement of the countertop and cabinets in the kitchen area to include new countertop and cabinets as well as dishwasher and garbage disposal.

     3. Replacement of the acoustical tiles in the office area and damaged tiles elsewhere.
     4.   Creating large conference room in front office area.
     5. Addition of new countertop and cabinets in copy room.

     6. Running l" compressed air and vacuum lines from utility room to the side area.

     7.   Building L-shaped wall and reception area.



     However,  Landlord will be solely responsible for:  (i.e.
          not part of T.I. allowance).

     1. Repair or replacement of HVAC system in office section of Premises.

     2. Renovation of the restrooms to bring up to building code and appropriate appearance. This includes replacement of the tank toilets and inlet water line to meet ADA requirements, replacement of the stall partitions due to rust, replacement of the flooring due to lifting, replacement of the countertops due to delamination, replacement of the sinks due to cracks and improvement in the lighting.



                           Exhibit D

             ACKNOWLEDGMENT OF LEASE COMMENCEMENT


     This Acknowledgment is executed as of __________________,19___, by HAYWARD POINT EDEN 1 LIMITED
PARTNERSHIP, a DELAWARE LIMITED PARTNERSHIP ("Landlord"), and _____________________________________________________________,
a  ________________________ ("Tenant"),  pursuant  to  Section
2.5.  of  the  Lease dated __________________, 19   ,  between
Landlord and Tenant (the "Lease") covering premises located at ____________________________________________________________,
Hayward, CA 94545 (the "Premises")

     Landlord and Tenant hereby acknowledge and agree as follows:

     1.     The   Commencement  Date  under   the   Lease   is
_________________,19___.

     2.    The  termination  date under  the  Lease  shall  be
___________________,   19___,  subject   to   any   applicable
[provisions   of  the  Lease  for  any  extension   or   early
termination thereof].

     3. The final cost of the Tenant improvements for the Premises is ____________. Based on that cost, the applicable rental adjustment (if any) and/or payment (if any) required under the Lease is as follows (if none, so state):
     4. Tenant accepts the Premises and acknowledges the satisfactory completion of all improvements therein (if any) required to be made by Landlord, subject only to any applicable "punch list" or similar procedures specifically provided under the Lease.

          EXECUTED as of the date first set forth above.


"Landlord                          "Tenant"
Hayward Point Eden I
Limited Partnership,
a Delaware Limited Partnership     a


By:                           Britannia Developments,                 By
     Inc., a California corporation
     Its Managing Partner.         Its:


By:
     T.J. Bristow
     President


EXHIBIT 10.20A
                    FIRST AMENDMENT TO LEASE
     THIS FIRST AMENDMENT TO LEASE ("Amendment") is entered into as of December 22, 1997 between HAYWARD POINT EDEN I
LIMITED PARTNERSHIP, a Delaware limited partnership
("Landlord") and ARADIGM CORPORATION, a California corporation
("Tenant"), with reference to the following facts:

     D.   Landlord and Tenant are parties to a Lease dated
March 17, 1997 (the "Lease"), covering certain premises consisting of approximately 9,660 square feet of space in Building H of the Britannia Point Eden Business Park (the
"Center") and commonly known as 3911 Trust Way, Hayward,
California 94545 (the "Premises").

     E. Concurrently with the execution of this Amendment, Landlord and Tenant are negotiating over a new lease covering portions of Building G in the Center, a new lease covering a new building of approximately 80,000 square feet to be constructed by Landlord or an affiliate in or adjacent to the Center (the "Phase V Lease"), and amendments of two other existing leases between Landlord and Tenant affecting portions of Buildings E and H in the Center.

     F. In connection with the negotiation and execution of the leases and amendments described in the preceding paragraph, Landlord and Tenant wish to make certain changes in the Lease as more particularly set forth herein.

     G. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows:

     10. Early Termination Right. Notwithstanding the provisions of Section 2.1 of the Lease, if Tenant relocates the uses presently conducted by Tenant in the Premises into the new building constructed pursuant to the Phase V Lease (following completion of construction of such building), then Tenant shall have the right to terminate the Lease, without penalty and without liability for any termination payment, by delivering to Landlord not less than six (6) months' prior written notice. The termination payment described in the last paragraph of
Section 2.1 of the Lease (relating to payment of the unamortized portion of certain tenant improvement costs) shall have no application to any termination by Tenant under the circumstances described in the preceding sentence.

     11. Cross-Default. Section 14.1 of the Lease is amended by adding thereto, as an additional event of default, the following:

          "(i) Cross-Default. Any event of default by Tenant under (A) any other lease between Landlord and Tenant covering any other portion of the Property from time to time during the term of this Lease, or (B) the lease entered into substantially concurrently herewith by Tenant and Britannia Point Eden, LLC with respect to a new building to be constructed in Phase V of the Center, to the extent (under either of the foregoing clauses) such default continues beyond any applicable cure periods provided in the applicable lease, and to the extent Landlord therefore has (and exercises concurrently with any termination of this Lease) a right to terminate such other applicable lease; provided, however, that the default event set forth in this Section 14.1(i) shall not apply with respect to any default under a lease described herein to the extent Tenant has previously assigned or transferred all of its right, title and interest under the lease as to which such default then exists and, as a result of such transfer, the holder of the lessee's interest under the lease as to which such default then exists is not a person or entity which controls, is controlled by or is under common control with the person or entity which is then the holder of the lessee's interest under this Lease."

    12. Brokers. Landlord and Tenant each represents and warrants to the other that no broker participated in the consummation of this Amendment, and each agrees to indemnify, defend and hold the other party harmless against any liability, cost or expense, including, without limitation, reasonable attorneys' fees, arising out of any claims for brokerage commissions or other similar compensation in connection with any conversations, prior negotiations or other dealings by the indemnifying party with any such broker or other claimant.

     13. Operating Expenses. The parties acknowledge that under Section 5.1 of the Lease, Tenant's Operating Cost Share is presently three and fifty hundredths percent (3.50%), based on a square footage of 9,660 square feet for the Premises and a square footage of 275,674 square feet for all buildings presently owned by Landlord on the Property (as a result of a 6,000 square foot expansion of one building in 1997).
     14. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.
     IN WITNESS WHEREOF, Landlord and Tenant have executed this Amendment as of the date first set forth above.

          "Landlord"
HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership
By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
     General Partner


     By:  ____________________
          T. J. Bristow
          President
          "Tenant"

ARADIGM CORPORATION, a California corporation



By:  _____________________
     Richard P. Thompson
     Its President

17025\3044\0003rv1
EXHIBIT 10.20B
                    SECOND AMENDMENT TO LEASE


     THIS SECOND AMENDMENT TO LEASE ("Amendment") is entered into as of January 28, 1998 between HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant"), with reference to the following facts:

     H.   Landlord and Tenant are parties to a Lease dated
March 17, 1997, as amended by a First Amendment to Lease dated as of December 22, 1997 (as amended, the "Lease"), covering certain premises consisting of approximately 9,660 square feet of space in Building H of the Britannia Point Eden Business Park (the "Center") and commonly known as 3911 Trust Way, Hayward, California 94545.

     I. Concurrently with the execution of this Amendment, Landlord and Tenant are entering into a new lease covering portions of Building G in the Center (the "New Building G Lease") and, in connection therewith, wish to amend certain provisions of the Lease to conform to revised versions of such provisions incorporated in the New Building G Lease.

     J. Terms used herein as defined terms but not specifically defined herein shall have the meanings assigned to such terms in the Lease.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree as follows:

      15. Operating Expenses. Section 5.2 of the Lease is amended to read in its entirety as follows:

          "5.2 Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the term "Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (and any applicable adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property as described above), including, without limitation, costs and expenses of (i) insurance, property management, landscaping, and operation, repair and maintenance of buildings and common areas;
(ii) all utilities and services; (iii) real and personal property taxes and assessments or substitutes therefor, including (but not limited to) any possessory interest, use, business, license or other taxes or fees, any taxes imposed directly on rents or services, any assessments or charges for police or fire protection, housing, transit, open space, street or sidewalk construction or maintenance or other similar services from time to time by any governmental or quasi-governmental entity, and any other new taxes on landlords in addition to taxes now in effect (but excluding corporate income taxes); (iv) supplies, equipment, utilities and tools used in management, operation and maintenance of the Property; (v) capital improvements to the Property or the Building, amortized over the useful life of such capital improvements, (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) which are required by law, ordinance, regulation or order of any governmental authority or (cc) which constitute repairs or replacements of existing improvements in the Premises or common areas of the Property with items of similar quality and function, as a result of obsolescence or ordinary wear and tear, in order to maintain and preserve the quality, safety and usefulness of the Property, to the extent such repairs or replacements are treated as capital items under generally accepted accounting principles; and (vi) any other costs (including, but not limited to, any parking or utilities fees or surcharges) allocable to or paid by Landlord, as owner of the Property or Building, pursuant to any applicable laws, ordinances, regulations or orders of any governmental or quasi governmental authority or pursuant to the terms of any declarations of covenants, conditions and restrictions now or hereafter affecting the Property (or any applicable adjacent property owned by Landlord as described above). Operating Expenses shall not include any costs attributable to increasing the size of or otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4 or Exhibit C. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis. Notwithstanding anything to the contrary contained in this Section 5.2, the following shall not be included in Operating Expenses under this
Lease:

          (A) Leasing commissions, attorneys' fees, costs, disbursements and other expenses incurred in connection with negotiations or disputes with tenants, or in connection with leasing, renovating or improving space for tenants or other occupants or prospective tenants or other occupants of the Building or of the land on which the Premises are located;
     (B)  The cost of any service sold to any tenant
(including Tenant) or other occupant for which Landlord is entitled to be reimbursed as an additional charge or rental over and above the basic rent and escalations payable under Landlord's lease with that tenant;
     (C)  Any depreciation on the Building;
     (D) Costs of a capital nature, including but not limited to capital improvements and alterations, capital repairs, capital equipment and capital tools, as determined in accordance with generally accepted accounting principles consistently applied, except to the extent expressly provided in clause (v) above;
     (E) Expenses in connection with services or other benefits of a type that are not offered to Tenant but that are provided to another tenant or occupant of the Building or land upon which the Premises are located;
     (F) Overhead profit increments paid to Landlord's subsidiaries or affiliates for management or other services relating to the Building or the Property, or for supplies or other materials, to the extent the cost of such services, supplies or materials exceeds a reasonable market rate for obtaining such services, supplies or materials from unaffiliated parties;
     (G) All interest, loan fees and other carrying costs related to any mortgage or deed of trust or related to any capital item, and all rental and other payments due under any ground or underlying lease, or any lease for any equipment ordinarily considered to be of a capital nature (except janitorial equipment which is not affixed to the Building);
     (H) Any compensation paid to clerks, attendants or other persons in commercial concessions operated by Landlord;
      (I)  Advertising and promotional expenditures;
     (J) Costs of repairs and other work occasioned by fire, windstorm or other casualty of an insurable nature;
     (K) Any costs, fines or penalties incurred due to violations by Landlord of any governmental rule or authority, this Lease or any other lease affecting the Building or the land on which the Premises are located, or due to Landlord's negligence or willful misconduct;
     (L) Management costs, to the extent they exceed a reasonable market rate for management services provided to comparable projects in Hayward, California and surrounding areas;
     (M) Costs for sculpture, paintings or other objects of art, including (but not limited to) any costs for insurance thereon or extraordinary security in connection therewith;
     (N) Wages, salaries or other compensation paid to any executive employee above the grade of building manager;
          (O) The cost of correcting any building code or other violations of applicable law which, on the Commencement Date, were existing violations of laws or codes then in effect;
          (P) The cost of containing, removing or otherwise remediating any contamination of the Building or Property (including the underlying land and groundwater) by any toxic or hazardous materials (including, without limitation, asbestos and PCB's);
          (Q)  Any increase in real property taxes or
     assessments on the Property as a result of a change in ownership of the Property; provided, however, that the exclusion contained in this clause (Q) shall apply only in the determination of Operating Expenses with respect to periods prior to the third (3rd) anniversary of the Commencement Date, and shall not apply in the determination of Operating Expenses with respect to any subsequent periods during the term of this Lease; and
          (R) Any other expense not specifically included or excluded above which, under generally accepted accounting principles and practices consistently applied, would not be considered a normal maintenance or operating expense."
     16. Operating Expense Audits. Section 5.4 of the Lease is amended to read in its entirety as follows:
            "5.4  Final Accounting For Lease Year.
               (1) Within ninety (90) days after the close of each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant, subject to Tenant's audit right set forth below.
If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty
(30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety (90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.
          (2)  Notwithstanding any other provisions of this
Section 5.4, within one (1) year after receipt of a final statement from Landlord setting forth actual Operating Expenses and Tenant's Operating Cost Share for any period (a "Statement"), Tenant shall have the right to audit or inspect Landlord's books and records relating to Operating Expenses (and to any other additional rent payable by Tenant under this Lease) for the period covered by the Statement, provided that such audit shall be conducted only during normal business hours, on not less than ten (10) days prior written notice to Landlord, at a location reasonably specified by Landlord, and at Tenant's sole cost and expense, except as hereinafter provided. Landlord shall cooperate with Tenant in all reasonable respects in the course of such audit, and Tenant and its employees and agents shall be permitted to make photocopies (at Tenant's expense) of any pertinent portions of Landlord's books and records. Landlord shall retain its books and records for each Lease Year for a period of at least one
(1) year after delivery to Tenant of Landlord's Statement for the applicable Lease Year. To the extent that Tenant, on the basis of such audit, disputes any item in the applicable Statement or in the calculation of Tenant's obligations thereunder, Tenant shall give Landlord written notice of the disputed items, in reasonable detail and with reasonable supporting information, within thirty (30) days after the earlier to occur of the completion of Tenant's audit or the expiration of Tenant's 1-year audit period. If Landlord and Tenant are not able to resolve such dispute by good faith negotiations within thirty (30) days after Tenant notifies Landlord in writing of the disputed items, then Tenant may, by written notice to Landlord, request an independent audit of such books and records. The independent audit of the books and records shall be conducted by a certified public accountant acceptable to both Landlord and Tenant or, if the parties are unable to agree, by a "Big Six" accounting firm designated by Landlord and not then employed by Landlord or Tenant. The audit shall be limited to the determination of the amount of Operating Expenses and of Tenant's share thereof for the Lease Year covered by the Statement, and shall be based on generally accepted accounting principles and tax accounting principles, consistently applied, subject to any modifications or limitations expressly set forth in
Section 5.2 hereof. If it is determined, by mutual agreement of Landlord and Tenant or by independent audit, that the amount paid by Tenant for Operating Expenses for the period covered by the Statement was incorrect, then the appropriate party shall pay to the other party the deficiency or overpayment, as applicable, within thirty (30) days after the final determination of such deficiency or overpayment. All costs and expenses of the audit shall be paid by Tenant unless the audit shows that Landlord overstated Operating Expenses for the period covered by the Statement by more than four percent (4%), in which event Landlord shall pay all costs and expenses of the audit. Each party agrees to maintain the confidentiality of the findings of any audit in accordance with the provisions of this Section 5.4. The provisions of this Section 5.4 shall survive the expiration or sooner termination of this Lease."

     17. Liens. Section 7.4 of the Lease is amended to read in its entirety as follows:

          "7.4 No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, materialmen, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any and all liability, loss, damage, cost and other expenses, including, without limitation, reasonable attorneys' fees, arising out of claims of any lien for work performed or materials or supplies furnished at the request of Tenant or persons claiming under Tenant. Nothing in this Section 7.4 shall be construed to prevent Tenant from obtaining financing on Tenant's movable furniture, equipment and trade fixtures or from granting a security interest in such items to one or more lenders, provided that Tenant shall not be entitled, pursuant to this sentence or otherwise, to encumber any alterations, additions or improvements that are the property of Landlord and that must remain with the Premises upon termination of this Lease, as provided in Sections 7.2 and 7.3 hereof. Without limiting the generality of the preceding sentence, Landlord acknowledges that it has been advised by Tenant that Tenant is presently a party to agreements creating liens on some or all of Tenant's existing and/or after-acquired equipment, furniture, trade fixtures and other personal property in favor of (a) Transamerica Business Credit and (b) Comdisco; nothing in this sentence shall be construed, however, as a waiver or release by Landlord with respect to the proviso set forth in the preceding sentence regarding limitations on the property that Tenant is entitled to encumber."
     18. Full Force and Effect. Except as expressly set forth herein, the Lease has not been modified or amended and remains in full force and effect.
     IN WITNESS WHEREOF, Landlord and Tenant have executed this Second Amendment as of the date first set forth above.


          "Landlord"
HAYWARD POINT EDEN I LIMITED PARTNERSHIP, a Delaware limited partnership
By:  BRITANNIA DEVELOPMENTS, INC., a California corporation,
     General Partner


     By:  ____________________
          T. J. Bristow
               President and Chief Financial Officer "Tenant"

ARADIGM CORPORATION, a California corporation





By:  _____________________
     Richard P. Thompson
     President


By:  _____________________
     Mark A. Olbert
     Chief Financial Officer



17025\3044\0022
EXHIBIT 10.21

                             LEASE





Landlord:  BRITANNIA POINT EDEN, LLC

Tenant:    ARADIGM CORPORATION
Date:           January 28, 1998
                         TABLE OF CONTENTS


1.  PREMISES                                                    1
     1.1. Premises                                             1
     1.2. Landlord's Reserved Rights                           1
     1.3. First Refusal Right                                  1
     1.4. Additional First Refusal Right                       2

2.  TERM                                                        3
     2.1. Term                                                 3
     2.2. Early Possession                                     3
     2.3. Delay In Possession                                  4
     2.4. Construction                                         4
     2.5. Acknowledgment Of Lease Commencement                 5
     2.6. Holding Over                                         5

3.  RENTAL                                                      6
     3.1. Minimum Rental                                       6
     3.2. Late Charge                                          7

4.  TAXES                                                       7
     4.1. Personal Property                                    7
     4.2. Real Property                                        7

5.  OPERATING EXPENSES                                          8
     5.1. Payment Of Operating Expenses                        8
     5.2. Definition Of Operating Expenses                     8
     5.3. Determination Of Operating Expenses                 10
     5.4. Final Accounting For Lease Year                     11
     5.5. Proration                                           11

6.  UTILITIES                                                  12
     6.1. Payment                                             12
     6.2. Interruption                                        12

7.  ALTERATIONS                                                12
     7.1. Right To Make Alterations                           12
     7.2. Title To Alterations                                12
     7.3. Tenant Fixtures                                     12
     7.4. No Liens                                            12

8.  MAINTENANCE AND REPAIRS                                    13
     8.1. Landlord's Work                                     13
     8.2. Tenant's Obligation For Maintenance                 13
          (a)  Good Order, Condition And Repair               13
          (b)  Landlord's Remedy                              14
          (c)  Condition Upon Surrender                       14

9.  USE OF PREMISES                                            14
     9.1. Permitted Use                                       14
     9.2. Requirement Of Continued Use                        14
     9.3. No Nuisance                                         14
     9.4. Compliance With Laws                                14
     9.5. Liquidation Sales                                   15
     9.6. Environmental Compliance                            15
     9.7. ADA/Title 24 Compliance                             17

10.  INSURANCE AND INDEMNITY                                   17
     10.1.Liability Insurance                                 17
     10.2.Quality Of Policies And Certificates                17
     10.3.Workers' Compensation                               17
     10.4.Waiver Of Subrogation                               17
     10.5.Increase In Premiums                                18
     10.6.Indemnification                                     18
     10.7.Blanket Policy                                      18

11.  SUBLEASE AND ASSIGNMENT                                   18
     11.1.Assignment And Sublease Of Premises                 18
     11.2.Rights Of Landlord                                  19

12.  RIGHT OF ENTRY AND QUIET ENJOYMENT                        19
     12.1.Right Of Entry                                      19
     12.2.Quiet Enjoyment                                     20

13.  CASUALTY AND TAKING                                       20
     13.1.Termination Or Reconstruction                       20
     13.2.Tenant's Rights                                     21
     13.3.Lease To Remain In Effect                           21
     13.4.Reservation Of Compensation                         21
     13.5.Restoration Of Fixtures                             22

14.  DEFAULT                                                   22
     14.1.Events Of Default                                   22
          (a)  Abandonment                                    22
          (b)  Nonpayment                                     22
          (c)  Other Obligations                              22
          (d)  General Assignment                             22
          (e)  Bankruptcy                                     22
          (f)  Receivership                                   23
          (g)  Attachment                                     23
          (h)  Insolvency                                     23
          (i)  Cross-Default                                  23
     14.2.Remedies Upon Tenant's Default                      23
     14.3.Remedies Cumulative                                 24

15.  SUBORDINATION, ATTORNMENT AND SALE                        24
     15.1.Subordination To Mortgage                           24
     15.2.Sale Of Landlord's Interest                         25
     15.3.Estoppel Certificates                               25
     15.4.Subordination to CC&R's                             25

16.  SECURITY                                                  26
     16.1.Deposit                                             26

17.  MISCELLANEOUS                                             27
     17.1.Notices                                             27
     17.2.Successors And Assigns                              27
     17.3.No Waiver                                           27
     17.4.Severability                                        28
     17.5.Litigation Between Parties                          28
     17.6.Surrender                                           28
     17.7.Interpretation                                      28
     17.8.Entire Agreement                                    28
     17.9.Governing Law                                       28
     17.10.                                       No Partnership 28
     17.11.                                Financial Information 28
     17.12.                                                Costs 29
     17.13.                                                 Time 29
     17.14.                                Rules And Regulations 29
     17.15.                                              Brokers 29
     17.16.                                  Memorandum Of Lease 29
     17.17.                                  Corporate Authority 29
     17.18.                               Execution and Delivery 29
     17.19.                                              Signage 30


EXHIBITS

A    Location of Premises

B    Real Property Description

C    Construction

D    Acknowledgment of Lease Commencement





                             LEASE




           THIS LEASE is made and entered into as of the _____ day of January, 1998, by and between BRITANNIA POINT EDEN, LLC, a California limited liability company ("Landlord") and ARADIGM CORPORATION, a California corporation ("Tenant").
                 THE PARTIES AGREE AS FOLLOWS:
                         1.  PREMISES

      1.1. Premises. Landlord leases to Tenant and Tenant hires and leases from Landlord, on the terms, covenants and conditions hereinafter set forth, the premises (the
"Premises") designated in Exhibit A attached hereto and incorporated herein by this reference, consisting of a two story (or mixed-level) biotech building of approximately 71,000 square feet (the "Building") to be constructed by Landlord in Phase V of the Britannia Point Eden Business Park (the "Center") in the City of Hayward, County of Alameda, State of California. The real property on which the Building is to be constructed (the "Property") is more particularly described in Exhibit B attached hereto and incorporated herein by this reference. Landlord also grants to Tenant, pursuant to this Lease and throughout the term of this Lease, the nonexclusive right to use any common areas in the Property designated from time to time in any Declaration of Covenants, Conditions and Restrictions or similar document affecting the Center.

      1.2. Landlord's Reserved Rights. Landlord reserves the right from time to time to (i) install, use, maintain, repair and replace pipes, ducts, conduits, wires and appurtenant meters and equipment for service to other parts of the Building above the ceiling surfaces, below the floor surfaces, within the walls or leading through the Premises in locations which will not materially interfere with Tenant's use thereof,
(ii) relocate any pipes, ducts, conduits, wires and appurtenant meters and equipment included in the Premises which are so located or located elsewhere outside the Premises, (iii) make alterations or additions to the Building,
(iv) construct, alter or add to other buildings or improvements on the Property, (v) build adjoining to the
Property, and (vi) lease any part of the Property for the construction of improvements or buildings. Landlord may modify or enlarge the common area, alter or relocate accesses to the Premises, or alter or relocate any common facility. Landlord shall not exercise rights reserved to it pursuant to this Section 1.2 in such a manner as to materially impair Tenant's ability to conduct its activities in the normal manner; provided, however, that the foregoing shall not limit or restrict Landlord's right to undertake reasonable construction activity and Tenant's use of the Premises shall be subject to reasonable temporary disruption incidental to such activity diligently prosecuted.

     1.3.  First Refusal Right.

           (a) Landlord shall not lease all or any portion of the Option Space designated in Exhibit A hereto (the "Option Space") at any time during the term of this Lease, except in compliance with this Section 1.3; provided, however, that
(i)  the  foregoing  restriction shall not  apply  during  any period in which Tenant is in uncured default, beyond the expiration of any applicable cure period, under this Lease, and (ii) Tenant's rights under this Lease with respect to the Option Space shall in all events be subject to and subordinate to any and all other first refusal rights, first offer rights, renewal options and other similar rights existing as of the date hereof in favor of any other tenants of the Center. Tenant's rights under this Section 1.3 are "personal" to Tenant and shall expire and terminate upon any assignment of Tenant's interest under this Lease; provided, however, that the foregoing restriction shall not apply in the case of, and the rights created in this Section 1.3 shall remain in full force and effect following, either (x) a Permitted Transfer (as defined in Section 11.1 hereof) or (y) any assignment as part of a bulk transfer or assignment, to a single transferee, of all of Tenant's then existing leasehold rights in the Center or any portion thereof.
            (b) If Landlord intends during the term of this Lease to lease all or any portion of the Option Space, and if Tenant is not then in uncured default, beyond any applicable cure period, under this Lease, Landlord shall give written notice of such intention to Tenant, specifying the material terms on which Landlord proposes to lease the Option Space or portion thereof (the "Offered Space"), and shall offer to Tenant the opportunity to lease the Offered Space on the terms specified in Landlord's notice. Tenant shall have seven (7) days after the date of giving of such notice by Landlord in which to accept such offer by written notice to Landlord. Upon such acceptance by Tenant, the Offered Space shall be leased to Tenant on the terms set forth in Landlord's notice and on the additional terms and provisions set forth herein (except to the extent inconsistent with the terms set forth in Landlord's said notice) and the parties shall promptly execute an amendment to this Lease adding the Offered Space to the Premises and making any appropriate amendments to provisions of this Lease to reflect different rent and other obligations applicable to the Offered Space under the terms of Landlord's said notice. If Tenant does not accept Landlord's offer within the allotted time, Landlord shall thereafter have the right to lease the Offered Space to a third party, at any time within one hundred eighty (180) days after Tenant's failure to accept Landlord's offer, at a minimum rental and on other terms and conditions not more favorable to the lessee than the minimum rental and other terms offered to Tenant in Landlord's said notice; if Landlord wishes, during such 180-day period, to lease the Offered Space on terms and conditions more favorable to the lessee than those offered to Tenant in Landlord's said notice, then Landlord shall first be required to give Tenant a new notice specifying such new terms and conditions and the procedure set forth above in this paragraph
(b) shall be re-initiated by such notice. If Tenant does not accept Landlord's offer and Landlord does not lease the Offered Space to a third party within the applicable 180-day period, this first refusal right shall reattach to that space.

     1.4.  Additional First Refusal Right.
           (a) Landlord shall not lease all or any portion of the Additional Option Space designated in Exhibit A hereto (the "Additional Option Space") at any time during the term of this Lease, except in compliance with this Section 1.4; provided, however, that (i) the foregoing restriction shall not apply during any period in which Tenant is in uncured default, beyond the expiration of any applicable cure period, under this Lease, (ii) Tenant's rights under this Lease with respect to the Option Space shall in all events be subject to and subordinate to any and all other first refusal rights, first offer rights, renewal options and other similar rights existing as of the date hereof in favor of any other tenants of the Center, and (iii) the provisions of this Section 1.4 shall become applicable only at such time (if any) as the property on which the Additional Option Space is located comes under common ownership with the Property, and shall remain in effect only for so long as such common ownership continues. (The parties acknowledge that substantially concurrently with the execution of this Lease, Tenant and Hayward Point Eden I Limited Partnership, an affiliate of Landlord which is also the present owner of the property on which the Additional Option Space is located, are entering into a Lease covering certain premises commonly known as 26224 Executive Place, Hayward, California (the "Building G Lease"); that the Building G Lease contains a first refusal right substantially identical to this Section 1.4 and likewise covering the Additional Option Space; and that the purpose of clause (iii) of the preceding sentence is to coordinate the operation of such counterpart first refusal right provisions in such a manner that Tenant's first refusal right with respect to the Additional Option Space shall exist and be exercisable under either the Building G Lease or this Lease at any applicable time, during the respective terms of and in accordance with the respective provisions of such leases, but there shall be no period in which such first refusal right is simultaneously in effect and exercisable under both leases.) Landlord shall also use reasonable efforts to notify Tenant of other vacancies or anticipated vacancies arising from time to time in portions of the Center that are not technically part of the Option Space, but Landlord shall have no obligation to offer or lease any such other vacant space to Tenant (except to the extent Landlord and Tenant, in their respective discretion and without obligation to do so, mutually agree upon terms for such leasing), and Tenant shall have no first refusal right with respect to any such other vacant space. Tenant's rights under this Section 1.4 are "personal" to Tenant and shall expire and terminate upon any assignment of Tenant's interest under this Lease; provided, however, that the foregoing restriction shall not apply in the case of, and the rights created in this Section 1.4 shall remain in full force and effect following, either (x) a Permitted Transfer (as defined in Section 11.1 hereof) or (y) any assignment as part of a bulk transfer or assignment, to a single transferee, of all of Tenant's then existing leasehold rights in the Center or any portion thereof.

            (b) If Landlord intends, during the term of this Lease and during any period when this Section 1.4 is in effect, to lease all or any portion of the Additional Option Space, and if Tenant is not then in uncured default, beyond any applicable cure period, under this Lease, Landlord shall give written notice of such intention to Tenant, specifying the material terms on which Landlord proposes to lease the Additional Option Space or portion thereof (the "Additional Offered Space"), and shall offer to Tenant the opportunity to lease the Additional Offered Space on the terms specified in Landlord's notice. Tenant shall have seven (7) days after the date of giving of such notice by Landlord in which to accept such offer by written notice to Landlord. Upon such acceptance by Tenant, the Additional Offered Space shall be leased to Tenant on the terms set forth in Landlord's notice and on the additional terms and provisions set forth herein (except to the extent inconsistent with the terms set forth in Landlord's said notice) and the parties shall promptly execute an amendment to this Lease adding the Additional Offered Space to the Premises and making any appropriate amendments to provisions of this Lease to reflect different rent and other obligations applicable to the Additional Offered Space under the terms of Landlord's said notice. If Tenant does not accept Landlord's offer within the allotted time, Landlord shall thereafter have the right to lease the Additional Offered Space to a third party, at any time within one hundred eighty (180) days after Tenant's failure to accept Landlord's offer, at a minimum rental and on other terms and conditions not more favorable to the lessee than the minimum rental and other terms offered to Tenant in Landlord's said notice; if Landlord wishes, during such 180-day period, to lease the Additional Offered Space on terms and conditions more favorable to the lessee than those offered to Tenant in Landlord's said notice, then Landlord shall first be required to give Tenant a new notice specifying such new terms and conditions and the procedure set forth above in this paragraph
(b) shall be re-initiated by such notice. If Tenant does not accept Landlord's offer and Landlord does not lease the Additional Offered Space to a third party within the applicable 180-day period, this first refusal right shall reattach to that space.
                           2.  TERM

     2.1. Term. The term of this Lease shall commence on the earlier to occur of (i) the date which is five (5) days after the date Landlord notifies Tenant that Landlord's work pursuant to Section 2.4 and Exhibit C on the Building shell and core and on the first phase (approximately 36,000 square feet) of interior improvements has been certified by Architect (as defined in Exhibit C) as being substantially complete, subject only to the completion of "punch list" items as contemplated in Section 2.4 hereof which do not, in the aggregate, materially interfere with Tenant's ability to occupy and use the first phase of such improvements for the uses contemplated hereunder, or (ii) the date Tenant takes occupancy of the Premises (except as otherwise provided in
Section 2.2) for the purpose of commencing the conduct of Tenant's business therein, the earlier of such dates being herein called the "Commencement Date," and shall end on the day immediately preceding the date seventeen (17) years thereafter, unless sooner terminated or extended (if applicable) as hereinafter provided.
      2.2. Early Possession. If Landlord permits Tenant to occupy, use or take possession of the Premises prior to the Commencement Date determined under Section 2.1, such occupancy, use or possession shall be subject to and upon all the terms and conditions of this Lease, excluding the obligation to pay rent and other charges, unless Landlord and Tenant agree otherwise; provided, however, that such early possession shall not advance or otherwise affect the Commencement Date or the termination date determined under
Section 2.1; provided further, that Landlord shall in all events permit Tenant to have early access to and possession of the respective phases of the Premises, at reasonable times and under reasonable conditions, prior to the completion of Landlord's work therein, solely for the purpose of installing fixtures and equipment and other similar work preparatory to the commencement of business in the Premises, and Tenant shall not be required to pay rent or increased rent by reason of such possession except to the extent such rent or increased rent is otherwise required under Section 3.1 hereof without regard to Tenant's early access to and possession of the applicable phase for the limited purposes set forth in this proviso; and provided further, that Tenant shall not interfere with or delay Landlord's contractors by such early possession and shall indemnify, defend and hold harmless Landlord and its agents and employees from and against any and all claims, demands, liabilities, actions, losses, costs and expenses, including (but not limited to) reasonable attorneys' fees, arising out of or in connection with Tenant's early entry upon such portion of the Premises hereunder, excluding those which arise out of the negligence or willful misconduct of Landlord or its agents.

      2.3. Delay In Possession. Landlord agrees to use its best reasonable efforts to complete promptly and diligently the work described in Section 2.4 and Exhibit C, subject to the effects of any delays caused by or attributable to Tenant or any other circumstances beyond Landlord's reasonable control (excluding any financial inability); provided, however, that except as set forth in the following sentence of this Section 2.3, Landlord shall not be liable for any damages caused by any delay in the completion of such work, nor shall any such delay affect the validity of this Lease or the obligations of Tenant hereunder. Notwithstanding any other provisions of this Lease, however, if Landlord's work on the
Building shell pursuant to Section 2.4 and Exhibit C is not substantially complete by the date which is eighteen (18) months after Landlord and Tenant have reached mutual written agreement upon the general size and configuration of the Building (which subjects are still under discussion by the parties as of the date of this Lease), then Tenant shall be entitled to terminate this Lease by written notice to Landlord at any time prior to substantial completion of Landlord's work on the Building shell under Section 2.4 and Exhibit C; provided, however, that the 18-month period described in this sentence shall be extended, day for day, for a period of time equal to the length of any actual delay in substantial completion of Landlord's Building shell work that is caused by or attributable to acts or omissions of Tenant or its agents or employees.

     2.4.  Construction.

            (a) The obligation of Landlord to construct the Building and to improve the Premises for occupancy by Tenant hereunder is set forth in Exhibit C attached hereto and incorporated herein by this reference. The parties contemplate that Landlord will construct the interior improvements in the Premises in three phases, delivering to Tenant the Building core and shell and first phase of interior improvements (approximately 36,000 square feet) on the Commencement Date, the second phase of interior improvements (approximately 17,500 square feet) on or about the first anniversary of the Commencement Date, and the third phase of interior improvements (approximately 17,500 square feet) on or about the second anniversary of the Commencement Date. Except as set forth in this Section 2.4 (including paragraph (b) below) and in Exhibit C, Landlord shall have no responsibilities or obligations with respect to preparation of the Premises for Tenant's occupancy. Acceptance by Tenant of possession of the applicable phases of the Premises from time to time, after performance of such work by Landlord, shall constitute acceptance by Tenant of such phases in their then completed condition, as applicable, subject to the terms of this Section 2.4 (including paragraph (b) below), and Landlord shall have no further responsibility of any kind or character for improvement of such respective phases of the Premises or in connection with such work; provided, however, that within fifteen (15) days after the date on which Landlord tenders to Tenant possession of any phase of improvements in the
Premises, Tenant may furnish to Landlord a "punch list" identifying any items or matters in such phase which are not constructed in accordance with the plans and specifications approved under Exhibit C hereto and Landlord shall promptly and diligently correct all such matters within thirty (30) days after receipt of such punch list at its sole cost and expense.

            (b)   Notwithstanding the provisions of  paragraph
(a) above, Landlord warrants to Tenant that on the date the improvements in each respective phase of the Premises are tendered to Tenant for Tenant's possession and commencement of business therein, the Building systems serving such phase of the Premises shall be in good operating order, and the Building and the tenant improvements constructed by Landlord in such phase (i) shall be free from material structural defects and (ii) shall comply with all applicable covenants and restrictions of record, statutes, ordinances, codes, rules, regulations, orders and requirements in effect on the date of such tender, including Title 24 of the California Administrative Code and the Americans with Disabilities Act; provided, however, that the foregoing warranty shall not be construed to apply to any particular use which Tenant will make of the Premises, except to the extent such use has been expressly disclosed to Landlord and Architect during the planning process for the applicable phase in such a manner and in such detail as to reasonably permit Landlord and Architect to take such use into consideration in designing and constructing the applicable improvements. If it is determined that the foregoing warranty has been violated in any respect, then it shall be the obligation of Landlord, after receipt of written notice from Tenant setting forth with specificity the nature of the violation, to promptly, at Landlord's sole cost and expense, correct the condition(s) constituting such violation. Landlord shall also protect, indemnify, defend and hold Tenant harmless from and against any and all liability, loss, suits, claims, actions, costs and expenses (including, but not limited to, reasonable attorneys' fees) arising from any breach of the foregoing warranty. The provisions of this
Section 2.4(b) shall survive the termination of this Lease. With respect to the foregoing warranty regarding systems being in good operating order, Tenant's failure to give such written notice to Landlord within one hundred twenty (120) days after tender of possession of the applicable phase to Tenant shall give rise to a conclusive presumption that Landlord has complied with such warranty as to such phase. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty as to the present or future suitability of the Premises for the conduct of Tenant's business or proposed business therein, except as expressly set forth in this Lease.
            (c)   Notwithstanding any other provisions of this
Section  2.4  or of Exhibit C to the contrary, to  the  extent
Tenant, by mutual agreement of Landlord and Tenant as contemplated in Exhibit C, enters into contracts directly with the architect and/or contractor(s) for any of the tenant improvement work in the Premises, Landlord's sole obligation with respect to such work contracted for by Tenant shall be to make payments with respect thereto when and as required under Exhibit C and to cooperate with Tenant with respect to any approvals or other actions required of Landlord under Exhibit C in connection with such work; Landlord's warranties under Section 2.4(b) and Landlord's obligations to make improvements and correct "punch list" items under
Section 2.4(a) shall not apply to any improvement work designed and/or constructed under direct contract with Tenant, it being the intention of the parties that Tenant's sole recourse with respect to any such work designed and/or constructed under direct contracts with Tenant shall be solely against the applicable contracting parties and not against Landlord.

             (d) TENANT ACKNOWLEDGES THAT THE FOREGOING WARRANTIES ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO THE PHYSICAL CONDITION OF THE
BUILDING AND IMPROVEMENTS TO BE CONSTRUCTED BY LANDLORD AND THAT LANDLORD MAKES NO OTHER WARRANTIES EXCEPT AS EXPRESSLY SET FORTH IN THIS LEASE.

       2.5. Acknowledgment Of Lease Commencement. Upon commencement of the term of this Lease, Landlord and Tenant shall execute a written acknowledgment of the Commencement Date, date of termination and related matters, substantially in the form attached hereto as Exhibit D (with appropriate insertions), which acknowledgment shall be deemed to be incorporated herein by this reference. Notwithstanding the foregoing requirements, the failure of one or both parties to execute such written acknowledgment shall not affect the determination of the Commencement Date, date of termination, square footage of the Premises and related matters in accordance with the provisions of this Lease.

      2.6. Holding Over. If Tenant holds possession of the Premises after the term of this Lease with Landlord's written consent, then except as otherwise specified in such consent, Tenant shall become a tenant from month to month at one hundred percent (100%) for the first thirty (30) days of such holding over, and one hundred twenty-five percent (125%) thereafter, of the rental in effect for the period immediately prior to such holding over and otherwise upon the terms herein specified for the period immediately prior to such holding over, and shall continue in such status until the tenancy is terminated by either party upon not less than thirty (30) days prior written notice. If Tenant holds possession of the Premises after the term of this Lease without Landlord's written consent, then Landlord in its sole discretion may elect (by written notice to Tenant) to have Tenant become a tenant either from month to month or at will, at one hundred fifty percent (150%) of the rental (prorated on a daily basis for an at-will tenancy, if applicable) and otherwise upon the terms herein specified for the period immediately prior to such holding over, or may elect to pursue any and all legal remedies available to Landlord under applicable law with respect to such unconsented holding over by Tenant. Tenant shall indemnify and hold Landlord harmless from any loss, damage, claim, liability, cost or expense (including reasonable attorneys' fees) resulting from any delay by Tenant in surrendering the Premises (except with Landlord's prior written consent), including but not limited to any claims made by a succeeding tenant by reason of such delay. Acceptance of rent by Landlord following expiration or termination of this Lease shall not constitute a renewal of this Lease.


                          3.  RENTAL

     3.1.  Minimum Rental.

           (a) Tenant shall pay to Landlord as minimum rental for the Premises, in advance, without deduction, offset, notice or demand, on or before the Commencement Date and on or before the first day of each subsequent calendar month of the term of this Lease, the following amounts per month:
             Months                Minimum Rental

          001-012                $  43,200.00 ($1.20/sq ft) 013-
          024                       66,875.00 ($1.25/sq ft)
          024-036                   92,300.00 ($1.30/sq ft)
          037-048                   95,850.00 ($1.35/sq ft)
          049-060                   99,400.00 ($1.40/sq ft)
          061-072                  103,660.00 ($1.46/sq ft)
          073-084                  107,920.00 ($1.52/sq ft)
          085-096                  112,180.00 ($1.58/sq ft)
          097-108                  116,440.00 ($1.64/sq ft)
          109-120                  121,410.00 ($1.71/sq ft)
          121-132                  126,380.00 ($1.78/sq ft)
          133-144                  131,350.00 ($1.85/sq ft)
          145-156                  136,320.00 ($1.92/sq ft)
          157-168                  142,000.00 ($2.00/sq ft)
          169-180                  147,680.00 ($2.08/sq ft)
          181-192                  153,360.00 ($2.16/sq ft)
          193-204                  159,750.00 ($2.25/sq ft)

If the obligation to pay minimum rental hereunder commences on other than the first day of a calendar month or if the term of this Lease terminates on other than the last day of a calendar month, the minimum rental for such first or last month of the term of this Lease, as the case may be, shall be prorated based on the number of days the term of this Lease is in effect during such month. If an increase in minimum rental becomes effective on a day other than the first day of a calendar month, the minimum rental for that month shall be the sum of the two applicable rates, each prorated for the portion of the month during which such rate is in effect.

            (b)   The  minimum  rental  amounts  specified  in
Section 3.1(a) are based an estimated area of 36,000 square feet for the first phase of interior improvements to be tendered to Tenant on the Commencement Date, on an estimated area of 17,500 additional square feet for the second phase of interior improvements to be tendered to Tenant on or about the first anniversary of the Commencement Date (for a total estimated area of 53,500 square feet), and on an estimated area of 17,500 additional square feet for the third phase of interior improvements to be tendered to Tenant on or about the second anniversary of the Commencement Date (for a total estimated area of 71,000 square feet upon full occupancy). If the actual commencement dates for Tenant's occupancy of the second and third phases of the improvements differ from those assumed above or if the actual area of any of the applicable phases of the improvements or of the Premises as a whole during any relevant period in the term of this Lease, as determined in good faith by Landlord's architect on a basis consistent with that used in measuring other leased premises within the Center (which basis consists of measuring from the exterior faces of exterior walls, from the dripline of overhangs and recessed areas, and from the centerline of interior demising walls), differs from the estimated areas set forth above (due to expansion, at Tenant's request, of the first or second phase of interior improvements, acceleration of Tenant's occupancy of the second or third phase of interior improvements, delay of Landlord's completion of the second or third phase of interior improvements, or for any other reason), then the minimum rentals specified in Section 3.1(a) for the appropriate period(s) shall be adjusted proportionately to reflect the actual area of the Premises, as so determined by Landlord's architect, occupied by or available for occupancy by Tenant during the applicable period.

      3.2. Late Charge. If Tenant fails to pay when due rental or other amounts due Landlord hereunder on or before the fifth (5th) day after such rental or other amount is due, such unpaid amounts shall bear interest for the benefit of Landlord at a rate equal to the lesser of fifteen percent (15%) per annum or the maximum rate permitted by law, from the date due to the date of payment. In addition to such interest, Tenant shall pay to Landlord a late charge in an amount equal to ten percent (10%) of any installment of minimum rental and any other amounts due Landlord if not paid in full on or before the fifth (5th) day after such rental or other amount is due. Tenant acknowledges that late payment by Tenant to Landlord of rental or other amounts due hereunder will cause Landlord to incur costs not contemplated by this Lease, including, without limitation, processing and accounting charges and late charges which may be imposed on Landlord by the terms of any loan relating to the Property. Tenant further acknowledges that it is extremely difficult and impractical to fix the exact amount of such costs and that the late charge set forth in this Section 3.2 represents a fair and reasonable estimate thereof. Acceptance of any late charge by Landlord shall not constitute a waiver of Tenant's default with respect to overdue rental or other amounts, nor shall such acceptance prevent Landlord from exercising any other rights and remedies available to it. Acceptance of rent or other payments by Landlord shall not constitute a waiver of late charges or interest accrued with respect to such rent or other payments or any prior installments thereof, nor of any other defaults by Tenant, whether monetary or non-monetary in nature, remaining uncured at the time of such acceptance of rent or other payments.


                           4.  TAXES

     4.1. Personal Property. Tenant shall be responsible for and shall pay prior to delinquency all taxes and assessments levied against or by reason of all alterations and additions and all other items installed or paid for by Tenant under this Lease, and the personal property, trade fixtures and other property placed by Tenant in or about the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. If at any time during the term of this Lease any of said alterations, additions or personal property, whether or not belonging to Tenant, shall be taxed or assessed as part of the Property, then such tax or assessment shall be paid by Tenant to Landlord immediately upon presentation by Landlord of copies of the tax bills in which such taxes and assessments are included and shall, for the purposes of this Lease, be deemed to be personal property taxes or assessments under this
Section 4.1.
      4.2. Real Property. To the extent that real property taxes and assessments on the Premises are assessed separately from the remainder of the Property, Tenant shall be responsible for and shall pay prior to delinquency all such taxes and assessments levied against the Premises. Upon request by Landlord, Tenant shall furnish Landlord with satisfactory evidence of payment thereof. To the extent the Premises are taxed or assessed as part of the Property, such real property taxes and assessments shall constitute Operating Expenses (as that term is defined in Section 5.2 of this Lease) and shall be paid in accordance with the provisions of
Article 5 of this Lease.


                    5.  OPERATING EXPENSES

     5.1.  Payment Of Operating Expenses.

            (a) Tenant shall pay to Landlord, at the time and in the manner hereinafter set forth, as additional rental, an amount equal to fifty-one and eighty-two hundredths percent (51.82%) ("Tenant's Operating Cost Share") of the Operating Expenses defined in Section 5.2.
            (b) Tenant's Operating Cost Share as specified in paragraph (a) of this Section is based upon an estimated area of 71,000 square feet for the Premises and an aggregate area of 137,000 square feet for the buildings to be constructed by Landlord on the Property. The parties have explicitly agreed that Tenant's Operating Cost Share from and after the Commencement Date shall be based upon the total area of the Building, notwithstanding the fact that Tenant will only be occupying a portion of the Building prior to completion of the third phase of interior improvements. If the actual area of the Premises (when fully completed) or of the buildings owned by Landlord on the Property, as determined in good faith by Landlord's architect on a basis consistent with that used in measuring other leased premises within the Center, differs from the estimated numbers set forth above, then Tenant's Operating Cost Share shall be adjusted to reflect the actual areas so determined.
           (c) If Landlord constructs additional buildings on the Property (or on any adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property) from time to time, Tenant's Operating Cost Share shall be adjusted to be equal to the percentage determined by dividing the gross square footage of the Premises as they then exist by the gross square footage of all buildings located on portions of the Property owned by
Landlord (or on any applicable adjacent property owned by Landlord as described above). In determining said percentage, a building shall be taken into account from and after the date on which costs and expenses attributable to such building are first included in Operating Expenses under Section 5.2 hereof, and the good faith determination of the gross square footage of any such building by Landlord's architects shall be final and binding upon the parties, absent manifest error. Notwithstanding the foregoing provisions of this paragraph
(c), Landlord represents to Tenant that it is presently Landlord's intention to account for Operating Expenses related to the Property separately from operating expenses for the adjacent property owned by an affiliate of Landlord (Britannia Point Eden Business Park Phases I through IV, which contain several premises occupied by Tenant under separate leases), and to continue such separate accounting even if such adjacent property comes under common ownership with the Property. If such intention changes in the future, however, and operating expenses from such adjacent property begin to be accounted for on a consolidated basis with Operating Expenses for the Property under Section 5.2 hereof, then Tenant's Operating Cost Share shall be adjusted to reflect the inclusion of the gross square footage of the buildings on such adjacent property, in the manner contemplated in this paragraph (c).

      5.2. Definition Of Operating Expenses. Subject to the exclusions and provisions hereinafter contained, the term "Operating Expenses" shall mean the total costs and expenses incurred by or allocable to Landlord for management, operation and maintenance of the Building and the Property (and any applicable adjacent property owned by Landlord and operated, for common area purposes, on an integrated basis with the Property as described above), including, without limitation, costs and expenses of (i) insurance, property management, landscaping, and operation, repair and maintenance of buildings and common areas; (ii) all utilities and services;
(iii) real and personal property taxes and assessments or substitutes therefor, including (but not limited to) any possessory interest, use, business, license or other taxes or fees, any taxes imposed directly on rents or services, any assessments or charges for police or fire protection, housing, transit, open space, street or sidewalk construction or maintenance or other similar services from time to time by any governmental or quasi-governmental entity, and any other new taxes on landlords in addition to taxes now in effect (but excluding corporate income taxes); (iv) supplies, equipment, utilities and tools used in management, operation and maintenance of the Property; (v) capital improvements to the Property or the Building, amortized over the useful life of such capital improvements, (aa) which reduce or will cause future reduction of other items of Operating Expenses for which Tenant is otherwise required to contribute or (bb) which are required by law, ordinance, regulation or order of any governmental authority or (cc) which constitute repairs or replacements of existing improvements in the Premises or common areas of the Property with items of similar quality and function, as a result of obsolescence or ordinary wear and tear, in order to maintain and preserve the quality, safety and usefulness of the Property, to the extent such repairs or replacements are treated as capital items under generally accepted accounting principles; and (vi) any other costs (including, but not limited to, any parking or utilities fees or surcharges) allocable to or paid by Landlord, as owner of the Property or Building, pursuant to any applicable laws, ordinances, regulations or orders of any governmental or quasi governmental authority or pursuant to the terms of any declarations of covenants, conditions and restrictions now or hereafter affecting the Property (or any applicable adjacent property owned by Landlord as described above). Operating Expenses shall not include any costs attributable to increasing the size of or otherwise expanding the Building or the costs of the work for which Landlord is required to pay under Section 2.4 or Exhibit C. The distinction between items of ordinary operating maintenance and repair and items of a capital nature shall be made in accordance with generally accepted accounting principles applied on a consistent basis. Since Tenant will be the sole occupant of the Building, Landlord shall make available for review by Tenant on an "open book" basis all contracts, accounting records and similar information reasonably requested by Tenant relating to the Operating Expenses incurred with respect to the Building, and shall consult with Tenant regarding any questions or suggestions or requests by Tenant regarding the nature and amount of such Operating Expenses and the necessity or appropriateness of specific components thereof; provided, however, that in all events the final decision with respect to the nature, amount and necessity or appropriateness of such Operating Expenses and specific components thereof shall be made by Landlord alone, in its sole discretion. Notwithstanding anything to the contrary contained in this
Section 5.2, the following shall not be included in Operating Expenses under this Lease:

           (A) Leasing commissions, attorneys' fees, costs, disbursements and other expenses incurred in connection with negotiations or disputes with tenants, or in connection with leasing, renovating or improving space for tenants or other occupants or prospective tenants or other occupants of the Building or of the land on which the Premises are located;

           (B) The cost of any service sold to any tenant (including Tenant) or other occupant for which Landlord is entitled to be reimbursed as an additional charge or rental over and above the basic rent and escalations payable under Landlord's lease with that tenant;

            (C)  Any depreciation on the Building;

           (D) Costs of a capital nature, including but not limited to capital improvements and alterations, capital repairs, capital equipment and capital tools, as determined in accordance with generally accepted accounting principles consistently applied, except to the extent expressly provided in clause (v) above;

           (E) Expenses in connection with services or other benefits of a type that are not offered to Tenant but that are provided to another tenant or occupant of the Building or land upon which the Premises are located;

           (F) Overhead profit increments paid to Landlord's subsidiaries or affiliates for management or other services relating to the Building or the Property, or for supplies or other materials, to the extent the cost of such services, supplies or materials exceeds a reasonable market rate for obtaining such services, supplies or materials from unaffiliated parties;

           (G) All interest, loan fees and other carrying costs related to any mortgage or deed of trust or related to any capital item, and all rental and other payments due under any ground or underlying lease, or any lease for any equipment ordinarily considered to be of a capital nature (except janitorial equipment which is not affixed to the Building);

           (H) Any compensation paid to clerks, attendants or other persons in commercial concessions operated by Landlord;
          (I)  Advertising and promotional expenditures;
           (J) Costs of repairs and other work occasioned by fire, windstorm or other casualty of an insurable nature;
           (K) Any costs, fines or penalties incurred due to violations by Landlord of any governmental rule or authority, this Lease or any other lease affecting the Building or the land on which the Premises are located, or due to Landlord's negligence or willful misconduct;
           (L) Management costs, to the extent they exceed a reasonable market rate for management services provided to comparable projects in Hayward, California and surrounding areas;

            (M)   Costs  for  sculpture,  paintings  or  other
     objects of art, including (but not limited to) any  costs
     for  insurance  thereon  or  extraordinary  security   in
     connection therewith;

           (N) Wages, salaries or other compensation paid to any executive employee above the grade of building manager;

           (O)   The cost of correcting any building  code  or
     other   violations  of  applicable  law  which,  on   the
     Commencement Date, were existing violations of laws or codes then in effect;

           (P) The cost of containing, removing or otherwise remediating any contamination of the Building or Property (including the underlying land and groundwater) by any toxic or hazardous materials (including, without limitation, asbestos and PCB's);

            (Q)   Any  increase  in  real  property  taxes  or
     assessments on the Property as a result of a change in ownership of the Property; provided, however, that the exclusion contained in this clause (Q) shall apply only in the determination of Operating Expenses with respect to periods prior to the third (3rd) anniversary of the Commencement Date, and shall not apply in the determination of Operating Expenses with respect to any subsequent periods during the term of this Lease; and

           (R) Any other expense not specifically included or excluded above which, under generally accepted accounting principles and practices consistently applied, would not be considered a normal maintenance or operating expense.

      5.3. Determination Of Operating Expenses. On or before the Commencement Date and during the last month of each calendar year of the term of this Lease ("Lease Year"), or as soon thereafter as practical, Landlord shall provide Tenant notice of Landlord's estimate of the Operating Expenses for the ensuing Lease Year or applicable portion thereof. On or before the first day of each month during the ensuing Lease Year or applicable portion thereof, beginning on the Commencement Date, Tenant shall pay to Landlord Tenant's Operating Cost Share of the portion of such estimated Operating Expenses allocable (on a prorata basis) to such month; provided, however, that if such notice is not given in the last month of a Lease Year, Tenant shall continue to pay on the basis of the prior year's estimate, if any, until the month after such notice is given. If at any time or times it appears to Landlord that the actual Operating Expenses will vary from Landlord's estimate by more than five percent (5%), Landlord may, by notice to Tenant, revise its estimate for such year and subsequent payments by Tenant for such year shall be based upon such revised estimate.
     5.4.  Final Accounting For Lease Year.
            (a)   Within ninety (90) days after the  close  of
each Lease Year, or as soon after such 90-day period as practicable, Landlord shall deliver to Tenant a statement of Tenant's Operating Cost Share of the Operating Expenses for such Lease Year prepared by Landlord from Landlord's books and records, which statement shall be final and binding on Landlord and Tenant, subject to Tenant's audit right set forth below. If on the basis of such statement Tenant owes an amount that is more or less than the estimated payments for such calendar year previously made by Tenant, Tenant or Landlord, as the case may be, shall pay the deficiency to the other party within thirty (30) days after delivery of the statement. Failure or inability of Landlord to deliver the annual statement within such ninety (90) day period shall not impair or constitute a waiver of Tenant's obligation to pay Operating Expenses, or cause Landlord to incur any liability for damages.
            (b)   Notwithstanding any other provisions of this
Section 5.4, within one (1) year after receipt of a final statement from Landlord setting forth actual Operating Expenses and Tenant's Operating Cost Share for any period (a "Statement"), Tenant shall have the right to audit or inspect Landlord's books and records relating to Operating Expenses (and to any other additional rent payable by Tenant under this Lease) for the period covered by the Statement, provided that such audit shall be conducted only during normal business hours, on not less than ten (10) days prior written notice to Landlord, at a location reasonably specified by Landlord, and at Tenant's sole cost and expense, except as hereinafter provided. Landlord shall cooperate with Tenant in all reasonable respects in the course of such audit, and Tenant and its employees and agents shall be permitted to make photocopies (at Tenant's expense) of any pertinent portions of Landlord's books and records. Landlord shall retain its books and records for each Lease Year for a period of at least one
(1) year after delivery to Tenant of Landlord's Statement for the applicable Lease Year. To the extent that Tenant, on the basis of such audit, disputes any item in the applicable Statement or in the calculation of Tenant's obligations thereunder, Tenant shall give Landlord written notice of the disputed items, in reasonable detail and with reasonable supporting information, within thirty (30) days after the earlier to occur of the completion of Tenant's audit or the expiration of Tenant's 1-year audit period. If Landlord and Tenant are not able to resolve such dispute by good faith negotiations within thirty (30) days after Tenant notifies Landlord in writing of the disputed items, then Tenant may, by written notice to Landlord, request an independent audit of such books and records. The independent audit of the books and records shall be conducted by a certified public accountant acceptable to both Landlord and Tenant or, if the parties are unable to agree, by a "Big Six" accounting firm designated by Landlord and not then employed by Landlord or Tenant. The audit shall be limited to the determination of the amount of Operating Expenses and of Tenant's share thereof for the Lease Year covered by the Statement, and shall be based on generally accepted accounting principles and tax accounting principles, consistently applied, subject to any modifications or limitations expressly set forth in
Section 5.2 hereof. If it is determined, by mutual agreement of Landlord and Tenant or by independent audit, that the amount paid by Tenant for Operating Expenses for the period covered by the Statement was incorrect, then the appropriate party shall pay to the other party the deficiency or overpayment, as applicable, within thirty (30) days after the final determination of such deficiency or overpayment. All costs and expenses of the audit shall be paid by Tenant unless the audit shows that Landlord overstated Operating Expenses for the period covered by the Statement by more than four percent (4%), in which event Landlord shall pay all costs and expenses of the audit. Each party agrees to maintain the confidentiality of the findings of any audit in accordance with the provisions of this Section 5.4. The provisions of this Section 5.4 shall survive the expiration or sooner termination of this Lease.

     5.5. Proration. If the Commencement Date falls on a day other than the first day of a Lease Year or if this Lease terminates on a day other than the last day of a Lease Year, the amount of Tenant's Operating Cost Share payable by Tenant applicable to such first and last partial Lease Year shall be prorated on the basis which the number of days during such Lease Year in which this Lease is in effect bears to 365. The termination of this Lease shall not affect the obligations of Landlord and Tenant pursuant to Section 5.4 to be performed after such termination.


                         6.  UTILITIES

     6.1. Payment. Commencing with the Commencement Date and thereafter throughout the term of this Lease, Tenant shall pay, before delinquency, all charges for water, gas, heat, light, electricity, power, sewer, telephone, alarm system, janitorial and other services or utilities supplied to or consumed in or upon the Premises, including any taxes on such services and utilities. It is the intention of the parties that all such services shall be separately metered to the Premises. In the event that any of such services supplied to the Premises are not separately metered, then the amount thereof shall be an item of Operating Expenses and shall be paid as provided in Article 5.

      6.2. Interruption. There shall be no abatement of rent or other charges required to be paid hereunder and Landlord shall not be liable in damages or otherwise for interruption or failure of any service or utility furnished to or used in the Premises because of accident, making of repairs, alterations or improvements, severe weather, difficulty or inability in obtaining services or supplies, labor difficulties or any other cause, excluding the negligence and willful misconduct and omissions of Landlord and its agents.


                        7.  ALTERATIONS

      7.1. Right To Make Alterations. Tenant shall make no alterations, additions or improvements to the Premises, other than interior non-structural alterations costing less than
Five Thousand Dollars ($5,000.00) in each instance, without the prior written consent of Landlord. All such alterations, additions and improvements shall be completed with due diligence in a first-class workmanlike manner and in compliance with plans and specifications approved in writing by Landlord and all applicable laws, ordinances, rules and regulations.

      7.2. Title To Alterations. All alterations, additions and improvements installed pursuant to this Lease shall be part of the Building and the property of Landlord, unless Landlord elects to require Tenant to remove the same upon the termination of this Lease; provided, however, that the foregoing shall not apply to Tenant's movable furniture and trade fixtures not affixed to the Property. Under no circumstances, however, shall Tenant be required to remove any alterations, additions or improvements installed by Landlord as part of Landlord's work under Section 2.4 and Exhibit C. Moreover, if Tenant, in connection with requesting Landlord's approval for any alteration, addition or improvement, requests in writing that Landlord specify whether Landlord will require Tenant to remove such alteration, addition or improvement upon termination of this Lease, then Landlord shall not be entitled to require such removal unless Landlord states its intention to do so in writing to Tenant concurrently with or prior to Landlord's approval of the requested alteration, addition or improvement.

     7.3. Tenant Fixtures. Notwithstanding the provisions of Sections 7.1 and 7.2, Tenant may install, remove and reinstall trade fixtures without Landlord's prior written consent, except that any fixtures which are affixed to the Premises or which affect the exterior or structural portions of the Building shall require Landlord's written approval. The foregoing shall apply to Tenant's signs, logos and insignia, all of which Tenant shall have the right to place and remove and replace solely with Landlord's prior written consent as to location, size and composition. Tenant shall immediately repair any damage caused by installation and removal of fixtures under this Section 7.3.

      7.4. No Liens. Tenant shall at all times keep the Premises free from all liens and claims of any contractors, subcontractors, materialmen, suppliers or any other parties employed either directly or indirectly by Tenant in construction work on the Premises. Tenant may contest any claim of lien, but only if, prior to such contest, Tenant either (i) posts security in the amount of the claim, plus estimated costs and interest, or (ii) records a bond of a responsible corporate surety in such amount as may be required to release the lien from the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any and all liability, loss, damage, cost and other expenses, including, without limitation, reasonable attorneys' fees, arising out of claims of any lien for work performed or materials or supplies furnished at the request of Tenant or persons claiming under Tenant. Nothing in this Section 7.4 shall be construed to prevent Tenant from obtaining financing on Tenant's movable furniture, equipment and trade fixtures or from granting a security interest in such items to one or more lenders, provided that Tenant shall not be entitled, pursuant to this sentence or otherwise, to encumber any alterations, additions or improvements that are the property of Landlord and that must remain with the Premises upon termination of this Lease, as provided in Sections 7.2 and 7.3 hereof. Without limiting the generality of the preceding sentence, Landlord acknowledges that it has been advised by Tenant that Tenant is presently a party to agreements creating liens on some or all of Tenant's existing and/or after-acquired equipment, furniture, trade fixtures and other personal property in favor of (a) Transamerica Business Credit and
(b) Comdisco; nothing in this sentence shall be construed, however, as a waiver or release by Landlord with respect to the proviso set forth in the preceding sentence regarding limitations on the property that Tenant is entitled to encumber.
                  8.  MAINTENANCE AND REPAIRS
     8.1.  Landlord's Work.
           (a) Landlord shall repair and maintain or cause to be repaired and maintained in a prompt and expeditious manner those portions of the Building outside of the Premises, the common areas of the Property, and the roof, foundation, exterior walls and other structural portions of the Building. The cost of all work performed by Landlord under this
Section 8.1 shall be an Operating Expense hereunder, except to the extent such work (i) is required due to the negligence of Landlord or any other tenant of the Building, (ii) is a service to a specific tenant or tenants, other than Tenant, for which Landlord has received or has the right to receive full reimbursement, (iii) is a capital expense not includible as an Operating Expense under Section 5.2 hereof, or (iv) is required due to the negligence or willful misconduct of Tenant or its agents, employees or invitees (in which event Tenant shall bear the full cost of such work pursuant to the indemnification provided in Section 10.6 hereof). Tenant knowingly and voluntarily waives the right to make repairs at Landlord's expense, or to offset the cost thereof against rent, under any law, statute, regulation or ordinance now or hereafter in effect.
            (b)   If Landlord fails to perform, within fifteen
(15) days after written request from Tenant (except in the case of conditions which cannot reasonably be repaired within fifteen (15) days, in which event this paragraph (b) shall apply only to the extent Landlord fails to commence the applicable maintenance or repair within such 15-day period or thereafter fails to proceed diligently to complete the applicable maintenance or repair), any maintenance or repair obligation under Section 8.1(a) which relates specifically to the Premises or the common areas immediately adjacent to the Premises and such failure creates (or permits to exist) a risk of material harm to persons or property, then Tenant shall have the right to perform such maintenance or repair and Landlord shall be obligated to reimburse Tenant for the reasonable cost thereof, together with interest at the rate specified in the first sentence of Section 3.2 hereof from the date of payment by Tenant to the date of reimbursement by Landlord, within fifteen (15) days after written notice from Tenant of the completion and cost of such work, accompanied by copies of invoices or other appropriate supporting documentation. Under no circumstances, however, shall this paragraph (b) be construed to create any contractual right of Tenant to offset the cost of any such work against rent or other charges falling due from time to time under this Lease.

     8.2.  Tenant's Obligation For Maintenance.
              (a)  Good  Order,  Condition  And  Repair.    By
accepting   possession  of  the  Premises,  and   subject   to
Section 2.4, Tenant acknowledges that the Premises are in good and sanitary order, condition and repair. Except as provided in Section 8.1 hereof, Tenant at its sole cost and expense shall keep and maintain in good and sanitary order, condition and repair the Premises and every part thereof, wherever located, including but not limited to the signs, interior, the face of the ceiling over Tenant's floor space, HVAC equipment and related mechanical systems serving the Premises (for which equipment and systems Tenant shall enter into a service contract with a person or entity designated or approved by
Landlord, such approval not to be unreasonably withheld or delayed), all doors, door checks, windows, plate glass, door fronts, exposed plumbing and sewage and other utility facilities, fixtures, lighting, wall surfaces, floor surfaces and ceiling surfaces and all other interior repairs, foreseen and unforeseen, as required.

             (b) Landlord's Remedy. If Tenant, after notice from Landlord, fails to make or perform promptly any repairs or maintenance which are the obligation of Tenant hereunder, Landlord shall have the right, but shall not be required, to enter the Premises and make the repairs or perform the maintenance necessary to restore the Premises to good and sanitary order, condition and repair. Immediately on demand from Landlord, the cost of such repairs shall be due and payable by Tenant to Landlord.
             (c) Condition Upon Surrender. At the expiration or sooner termination of this Lease, Tenant shall surrender the Premises, including any additions, alterations and improvements thereto not removed in accordance with the terms of this Lease, broom clean, in good and sanitary order, condition and repair, ordinary wear and tear excepted, first, however, removing all goods and effects of Tenant and any and all fixtures and items required to be removed or specified to be removed at Landlord's election pursuant to this Lease, and repairing any damage caused by such removal. Tenant expressly waives any and all interest in any personal property and trade fixtures not removed from the Premises by Tenant at the expiration or termination of this Lease, agrees that any such personal property and trade fixtures may, at Landlord's election, be deemed to have been abandoned by Tenant, and authorizes Landlord (at its election and without prejudice to any other remedies under this Lease or under applicable law) to remove and either retain, store or dispose of such property at Tenant's cost and expense (provided that before incurring any such charges for Tenant's account, Landlord shall first give Tenant ten (10) days prior written notice of Landlord's intention to do so, so that Tenant may have an opportunity first to correct the situation on its own behalf), and Tenant waives all claims against Landlord for any damages resulting from any such removal, storage, retention or disposal, except to the extent (if any) that such damages result from the negligence or willful misconduct or omission of Landlord or its agents.


                      9.  USE OF PREMISES

      9.1. Permitted Use. Tenant shall use the Premises solely for general office, sales, adminstrative marketing and the design, development, testing and manufacturing of medical equipment and pharmaceutical products, and for no other purpose.

      9.2. Requirement Of Continued Use. Tenant shall not at any time abandon the Premises and shall continuously during the term of this Lease (except during any period when the Premises are unusable by reason of events described in
Article 13 hereof) conduct and carry on in the Premises the use permitted hereunder.
     9.3. No Nuisance. Tenant shall not use the Premises for or carry on or permit upon the Premises or any part thereof any offensive, noisy or dangerous trade, business, manufacture, occupation, odor or fumes, or any nuisance or anything against public policy, nor interfere with the rights or business of any other tenants or of Landlord in the Building or the Property, nor commit or allow to be committed any waste in, on or about the Premises, nor make any other unreasonable use of the Premises. Tenant shall not do or permit anything to be done in or about the Premises, nor bring nor keep anything therein, which will in any way cause the Premises to be uninsurable with respect to the insurance required by this Lease or with respect to standard fire and extended coverage insurance with vandalism, malicious mischief and riot endorsements.

      9.4. Compliance With Laws. Tenant shall not use the Premises or permit the Premises to be used in whole or in part for any purpose or use that is in violation of any applicable laws, ordinances, regulations or rules of any governmental agency or public authority. Tenant shall keep the Premises equipped with all safety appliances required by law, ordinance or insurance on the Premises or any order or regulation of any public authority because of Tenant's particular use of the
Premises. Tenant shall procure all licenses and permits required for use of the Premises, excluding building permits and an initial certificate of occupancy or reasonable local equivalent thereof for Landlord's work under Section 2.4 and Exhibit C, both of which it shall be Landlord's responsibility to procure. Tenant shall use the Premises in strict accordance with all applicable ordinances, rules, laws and regulations and shall comply with all requirements of all governmental authorities now in force or which may hereafter be in force pertaining to the use of the Premises by Tenant, including, without limitation, regulations applicable to noise, water, soil and air pollution, and making such nonstructural alterations and additions thereto as may be required from time to time by such laws, ordinances, rules, regulations and requirements of governmental authorities or insurers of the Premises (collectively, "Requirements") because of Tenant's construction of improvements in or other particular use of the Premises. Any structural alterations or additions required from time to time by applicable Requirements because of Tenant's construction of improvements in or other particular use of the Premises shall, at Landlord's election, either (i) be made by Tenant, at Tenant's sole cost and expense, in accordance with the procedures and standards set forth in Section 7.1 for alterations by Tenant, or (ii) be made by Landlord at Tenant's sole cost and expense, in which event Tenant shall pay to Landlord as additional rent, within thirty (30) days after demand by Landlord, an amount equal to all reasonable costs incurred by Landlord in connection with such alterations or additions. Any structural alterations or additions required from time to time by applicable Requirements for any other reason shall be Landlord's sole obligation and expense, subject to the possible characterization of such expenses as Operating Expenses in accordance with Section 5.2 hereof (if applicable). The judgment of any court, or the admission by Tenant in any proceeding against Tenant, that Tenant has violated any law, statute, ordinance or governmental rule, regulation or requirement shall be conclusive of such violation as between Landlord and Tenant.
      9.5. Liquidation Sales. Tenant shall not conduct or permit to be conducted any auction, bankruptcy sale, liquidation sale, or going out of business sale, in, upon or about the Premises or the Property, whether said auction or sale be voluntary, involuntary or pursuant to any assignment for the benefit of creditors, or pursuant to any bankruptcy or other insolvency proceeding.
     9.6.  Environmental Compliance.
            (a)   Landlord warrants and represents  to  Tenant
that the Premises, Builidng and the Property presently comply with all environmental laws and Landlord will use its best efforts to ensure that the Premises, Building and the Property remain in compliance with all environmental laws during the term and any extended term hereof, including without limitation reasonably monitoring the condition of the Property, Building and Premises and the activities of other tenants. Landlord's obligations under this Section 9.6(a) are not intended to impose a greater burden on Landlord than that set forth in Section 9.6(d) herein or as otherwise required by law, regulation or statute, nor to relieve Tenant of any of its express obligations under this Section 9.6.

            (b) Without limiting the generality of Tenant's obligations set forth in Section 9.4 of this Lease:

                 (i)   Tenant  shall not cause or  permit  any
hazardous or toxic substance or hazardous waste (as defined in any federal, state or local law, ordinance or regulation applicable to such substances or wastes) to be brought upon, kept, stored or used on or about the Property without the prior written consent of Landlord, which consent shall not be unreasonably withheld, except that Tenant, in connection with its permitted use of the Property as provided in Section 9.1, may keep, store and use materials that constitute hazardous materials which are customary for such permitted use, provided such hazardous materials are kept, stored and used in quantities which are customary for such permitted use and are kept, stored and used in full compliance with clauses (ii) and
(iii) immediately below;

                 (ii)  Tenant shall comply with all applicable
laws, rules, regulations, orders, permits, licenses and operating plans of any governmental authority with respect to the receipt, use, handling, generation, transportation, storage, treatment, release and/or disposal of hazardous or toxic substances or wastes in the course of or in connection with the conduct of Tenant's business on the Property, and shall provide Landlord with copies of any and all permits, licenses, registrations and other similar documents that authorize Tenant to conduct any such activities in connection with Tenant's use of the Property from time to time;

                 (iii)   Tenant  shall not (A) operate  on  or
about the Property any facility required to be permitted or licensed as a hazardous waste facility or for which interim status as such is required, nor (B) store any hazardous wastes on or about the Property for ninety (90) days or more, nor (C) conduct any other activities on or about the Property that could result in the property being deemed to be a "hazardous waste facility" (including, but not limited to, any storage or treatment of hazardous substances or hazardous wastes which could have such a result); and
                 (iv)   Tenant shall provide to Landlord  from
time to time, upon written request by Landlord, (A) a list of all hazardous substances and/or wastes that Tenant receives, uses, handles, generates, transports, stores, treats or disposes of from time to time in connection with its operations on the Property, and (B) copies of any Material Safety Data Sheets, hazardous waste manifests, Hazardous Materials Management Plans, Contingency Plans and Emergency Procedures, hazardous substance reports to the California Department of Health Services, indusrial wastewater discharge permits, and any other lists or inventories of hazardous substances and/or wastes on or about the Property that Tenant is otherwise required to prepare and file from time to time with any governmental or regulatory authority; provided, however, that nothing in this clause (iv) is intended to require Tenant to prepare specially for Landlord any lists or other documents that Tenant does not otherwise prepare or have available in the course of Tenant's business; and provided further, however, that if Tenant reasonably determines that the volume of any such materials requested by Landlord is so substantial as to make the furnishing of such materials to Landlord unreasonably burdensome, Tenant may instead, by written notice to Landlord, elect simply to maintain copies of such materials to such extent and for such periods as may be required by applicable law and to permit Landlord or its representatives to inspect and copy (at Landlord's expense) such materials during normal business hours at any time and from time to time upon reasonable notice to Tenant.

           (c) Tenant shall fully indemnify and hold harmless Landlord, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses (including reasonable attorneys' fees) arising from (A) any violation of Section 9.6(b) herein, or (B) any release of hazardous or toxic substances, or any other violation of environmental law with respect to the Premises or Property, to the extent any such release or other violation described in this clause (B) is caused by Tenant or its employees, agents, contractors or assigns, and (ii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by Landlord that relate in any way to a release of hazardous or toxic substances, or to any other violation of environmental law with respect to the Premises or Property, to the extent any such release or violation described in this clause (ii) is caused by Tenant or its agents, employees, contractors or assigns.

            (d)   Landlord  shall  fully  indemnify  and  hold
harmless Tenant, its successors and assigns against (i) any damages, claims, liabilities, demands, losses, costs or expenses (including reasonable attorneys' fees) arising from any violation of Section 9.6(a) herein, including without limitation any condition of the Premises, Building and/or Property existing at the Commencement Date; (ii) any damages, claims, liabilities, demands, losses, costs or expenses
(including reasonable attorneys' fees) arising from any release of hazardous or toxic substances, or from any other violation of environmental law with respect to the Property, Building or Premises, to the extent the same is not caused by Tenant or its employees, agents, contractors or assigns; and
(iii) any fines, penalty payments, reasonable attorneys' fees, sums paid in connection with any judicial or administrative investigation or proceedings, costs of cleanup assessed by a governmental or quasi-governmental agency, and similar expenditures, incurred by Tenant that relate in any way to a breach by Landlord of Section 9.6(a), to any condition of the Property, Building or Premises existing on the Commencement Date, or to any release of hazardous or toxic substances or other violation of environmental law caused by Landlord or its employees, agents, contractors or assigns.

            (e) The provisions of this Section 9.6 shall survive the termination of this Lease.
      9.7. ADA/Title 24 Compliance. Landlord shall deliver and maintain the premises at its expense in compliance, as and when required by law, with the Americans with Disabilities Act, California Title 24 and any and all other related governmental requirements.


                 10.  INSURANCE AND INDEMNITY

     10.1. Liability Insurance.

            (a)   Tenant  shall procure and maintain  in  full
force and effect at all times during the term of this Lease, at Tenant's cost and expense, comprehensive public liability and property damage insurance to protect against any liability to the public, or to any invitee of Tenant or Landlord, arising out of or related to the use of or resulting from any accident occurring in, upon or about the Premises, with limits of liability of not less than (i) One Million Dollars ($1,000,000.00) for injury to or death of one person, (ii) Three Million Dollars ($3,000,000.00) for personal injury or death, per occurrence, and (iii) Five Hundred Thousand Dollars ($500,000.00) for property damage, or a combined single limit of public liability and property damage insurance of not less than Five Million Dollars ($5,000,000.00). Such insurance shall name Landlord and its general partners and Managing Agent as additional insureds thereunder. The amount of such insurance shall not be construed to limit any liability or obligation of Tenant under this Lease.

            (b) Landlord shall procure and maintain in full force and effect at all times during the term of this Lease, at Landlord's cost and expense (but reimbursable as an Operating Expense under Section 5.2 hereof), fire and "all risk" extended coverage property damage insurance for the Building and interior improvements that are the property of Landlord and for the improvements in the common areas of the Property, on a full replacement cost basis, with rental loss insurance. Such insurance may include earthquake and/or flood coverage to the extent Landlord in its discretion elects to carry such coverage, and shall have such commercially reasonable deductibles and other terms as Landlord in its discretion determines to be appropriate. Landlord shall have no obligation to carry property damage insurance for any alterations, additions, improvements, trade fixtures or personal property installed or maintained by Tenant on or about the Premises.

     10.2. Quality Of Policies And Certificates. All policies of insurance required hereunder shall be issued by responsible insurers and shall be written as primary policies not contributing with and not in excess of any coverage that Landlord may carry. Tenant shall deliver to Landlord copies of policies or certificates of insurance showing that said policies are in effect. The coverage provided by such policies shall include the clause or endorsement referred to in Section 10.4. If Tenant fails to acquire, maintain or renew any insurance required to be maintained by it under this
Article 10 or to pay the premium therefor, then Landlord, at its option and in addition to its other remedies, but without obligation so to do, may procure such insurance, and any sums expended by it to procure any such insurance shall be repaid upon demand, with interest as provided in Section 3.2 hereof. Tenant shall obtain written undertakings from each insurer under policies required to be maintained by it to notify all insureds thereunder at least thirty (30) days prior to cancellation, amendment or revision of coverage.

      10.3. Workers' Compensation. Tenant shall maintain in full force and effect during the term of this Lease workers' compensation insurance covering all of Tenant's employees working on the Premises.

      10.4. Waiver Of Subrogation. To the extent permitted by law and without affecting the coverage provided by insurance required to be maintained hereunder, Landlord and Tenant each waive any right to recover against the other (i) damages for injury to or death of persons, (ii) damage to property, (iii) damage to the Premises or any part thereof, or (iv) claims arising by reason of any of the foregoing, but only to the extent that any of the foregoing damages and claims under subparts (i)-(iv) hereof are covered, and only to the extent of such coverage, by casualty insurance actually carried or required to be carried hereunder by either Landlord or Tenant. This provision is intended to waive fully, and for the benefit of each party, any rights and claims which might give rise to a right of subrogation in any casualty insurance carrier. Each party shall procure a clause or endorsement on any casualty insurance policy required under this Article 10 denying to the insurer rights of subrogation against the other party to the extent rights have been waived by the insured prior to the occurrence of injury or loss. Coverage provided by insurance maintained by Tenant or Landlord under this
Article 10 shall not be limited, reduced or diminished by virtue of the subrogation waiver herein contained.

     10.5. Increase In Premiums. Tenant shall do all acts and pay all expenses necessary to insure that the Premises are not used for purposes prohibited by any applicable fire insurance, and that Tenant's use of the Premises complies with all requirements necessary to obtain any such insurance. If Tenant uses or permits the Premises to be used in a manner which increases the existing rate of any insurance on the Premises carried by Landlord, Tenant shall pay the amount of the increase in premium caused thereby, and Landlord's costs of obtaining other replacement insurance policies, including any increase in premium, within ten (10) days after demand therefor by Landlord, which demand shall be accompanied by reasonably detailed documentation supporting such demand.

     10.6. Indemnification.

            (a)   Tenant  shall  indemnify,  defend  and  hold
Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person, or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Landlord or which Landlord may pay or incur by reason of the use, occupancy and enjoyment of the Premises by Tenant or any invitees, sublessees, licensees, assignees, employees, agents or contractors of Tenant or holding under Tenant arising during the term of this Lease from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Landlord, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors shall not be liable for, and Tenant hereby waives all claims against such persons for, damages to goods, wares and merchandise in or upon the Premises, or for injuries to Tenant, its agents or third persons in or upon the Premises, arising during the term of this Lease from any cause whatsoever other than negligence or willful misconduct or omission by Landlord, its agents or employees. Tenant shall give prompt notice to Landlord of any casualty or accident of a material nature in, on or about the Premises.

            (b) Landlord shall indemnify, defend and hold Tenant, its partners, shareholders, officers, directors, affiliates, agents, employees and contractors, harmless from any and all liability for injury to or death of any person or loss of or damage to the property of any person, and all actions, claims, demands, costs (including, without limitation, reasonable attorneys' fees), damages or expenses of any kind arising therefrom which may be brought or made against Tenant or which Tenant may pay or incur, to the extent such liabilities or other matters arise by reason of (i) any negligence or willful misconduct or omission by Landlord, its agents or employees, (ii) any breach by Landlord, its agents or employees of any term of this Lease and (iii) any causes of action or obligations the due date of performance of which arose prior to the Commencement Date.

       10.7. Blanket Policy. Any policy required to be maintained hereunder may be maintained under a so-called "blanket policy" insuring other parties and other locations so long as the amount of insurance required to be provided hereunder is not thereby diminished.


                 11.  SUBLEASE AND ASSIGNMENT

      11.1. Assignment And Sublease Of Premises. Tenant shall not have the right or power to assign its interest in this Lease, or make any sublease, nor shall any interest of Tenant under this Lease be assignable involuntarily or by operation of law, without on each occasion obtaining the prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed. Any purported sublease or assignment of Tenant's interest in this Lease requiring but not having received Landlord's consent thereto shall be void. Without limiting the generality of the foregoing, Landlord may withhold consent to any proposed subletting or assignment solely on the ground that the use by the proposed subtenant or assignee is reasonably likely to be incompatible with Landlord's use of the balance of the Building or Property. Notwithstanding the foregoing provisions, however, Tenant may assign this Lease or sublet the Premises, or any portion thereof, without Landlord's consent (but with prior or substantially concurrent written notice to Landlord), to any entity which controls, is controlled by, or is under common control with Tenant; to any entity which results from a merger or consolidation with Tenant; to any entity engaged in a joint venture with Tenant; or to any entity which acquires substantially all of the stock or assets of Tenant, as a going concern, with respect to the business that is being conducted in the Premises (hereinafter each a "Permitted Transfer"). In addition, any sale or transfer of the capital stock of Tenant shall be deemed a Permitted Transfer if (i) such sale or transfer occurs in connection with any bona fide financing or capitalization for the benefit of Tenant, or (ii) if such sale or transfer occurs in connection with Tenant's status as a publicly traded corporation. Landlord shall have no right to terminate this Lease in connection with, and shall have no right to any sums or other economic consideration resulting from, any Permitted Transfer. In the event of a permitted subleasing of the Premises or any portion thereof by Tenant, Tenant will retain all sublease profits net of its underlying obligations under this Lease. Landlord will not have the right or option under any circumstances, other than pursuant to the default provisions of this Lease (to the extent applicable), to recapture any space that Tenant assigns or subleases during the initial Lease term.
      11.2. Rights Of Landlord. Consent by Landlord to one or more assignments of this Lease, or to one or more sublettings of the Premises, or collection of rent by Landlord from any assignee or sublessee, shall not operate to exhaust Landlord's rights under this Article 11, nor constitute consent to any subsequent assignment or subletting. No assignment of Tenant's interest in this Lease and no sublease shall relieve Tenant of its obligations hereunder, notwithstanding any waiver or extension of time granted by Landlord to any assignee or sublessee, or the failure of Landlord to assert its rights against any assignee or sublessee, and regardless of whether Landlord's consent thereto is given or required to be given hereunder. In the event of a default by any assignee, sublessee or other successor of Tenant in the performance of any of the terms or obligations of Tenant under this Lease, Landlord may proceed directly against Tenant without the necessity of exhausting remedies against any such assignee, sublessee or other successor. In addition, Tenant immediately and irrevocably assigns to Landlord, as security for Tenant's obligations under this Lease, all rent from any subletting of all or a part of the Premises as permitted under this Lease, and Landlord, as Tenant's assignee, or any receiver for Tenant appointed on Landlord's application, may collect such rent and apply it toward Tenant's obligations under this Lease; except that, until the occurrence of an act of default by Tenant, beyond the expiration of any applicable grace period, Tenant shall have the right to collect such rent.


            12.  RIGHT OF ENTRY AND QUIET ENJOYMENT

      12.1. Right Of Entry. Landlord and its authorized representatives shall have the right to enter the Premises at any time during the term of this Lease during normal business hours and upon not less than twenty-four (24) hours prior notice, except in the case of emergency (in which event no notice shall be required and entry may be made at any time), for the purpose of inspecting and determining the condition of the Premises or for any other proper purpose including, without limitation, to make repairs, replacements or improvements which Landlord may deem necessary, to show the Premises to prospective purchasers, to show the Premises to prospective tenants, and to post notices of nonresponsibility. Landlord shall not be liable for inconvenience, annoyance, disturbance, loss of business, quiet enjoyment or other damage or loss to Tenant by reason of making any repairs or performing any work upon the Premises unless such are the result of the negligence or willful misconduct of Landlord or its agents, and the obligations of Tenant under this Lease shall not thereby be affected in any manner whatsoever, provided, however, Landlord shall use reasonable efforts to minimize the inconvenience to Tenant's normal business operations caused thereby.
      12.2. Quiet Enjoyment. Landlord covenants that Tenant, upon paying the rent and performing its obligations hereunder and subject to all the terms and conditions of this Lease, shall peacefully and quietly have, hold and enjoy the Premises throughout the term of this Lease, or until this Lease is terminated as provided by this Lease.


                   13.  CASUALTY AND TAKING

      13.1. Termination Or Reconstruction. If during the term of this Lease the Premises or Building, or any substantial part of either, (i) is damaged materially by fire or other casualty or by action of public or other authority in consequence thereof, (ii) is taken by eminent domain or by reason of any public improvement or condemnation proceeding, or in any manner by exercise of the right of eminent domain (including any transfer in avoidance of an exercise of the power of eminent domain), or (iii) receives irreparable damage by reason of anything lawfully done under color of public or other authority, this Lease shall terminate as to the entire Premises at Landlord's or Tenant's election by written notice given to the other party within thirty (30) days after the damage or taking has occurred; provided, however, that with respect to events of damage or destruction described in clause
(i) above, Landlord's termination right shall be exercisable only if either (A) the time reasonably estimated by Landlord's architect or contractor to be required for the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein exceeds six (6) months from the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease, or exceeds sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease, or (B) the reasonably estimated cost of such repair or restoration is more than one hundred five percent (105%) of the insurance proceeds reasonably available for such repair or restoration under the insurance required to be maintained by Landlord pursuant to Section 10.1(b) hereof (including, in the case of any failure by Landlord to maintain such required insurance, any proceeds that would have been reasonably available for such repair or restoration if Landlord had maintained such required insurance) and Landlord, in its reasonable and good faith judgment, determines that it is not economically and commercially reasonable to use such proceeds for the repair or restoration of the Premises; provided further, that with respect to events of damage or destruction described in clause
(i) above, Tenant's termination right shall be exercisable only if either (I) the time reasonably estimated by Landlord's architect or contractor to be required for the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein exceeds six (6) months from the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease, or exceeds sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease, or
(II) Landlord fails to complete the repair or restoration of the Building to the extent necessary to permit Tenant to resume substantially all of its normal business activities therein within six (6) months after the date of the damage or destruction in the case of damage or destruction occurring prior to the last year of the term of this Lease or within sixty (60) days from the date of the damage or destruction in the case of damage or destruction occurring during the last year of the term of this Lease (provided, however, that so long as Landlord is proceeding diligently and with reasonable good faith efforts, such periods shall be extended, day for day, by a number of days equal to the number of days of actual delay in Landlord's completion of such repair or restoration that are caused by weather, acts of God, strikes, shortage of labor or materials or other circumstances beyond Landlord's reasonable control (excluding financial inability), including (but not limited to) acts or omissions of Tenant or its agents or employees), or (III) Landlord advises Tenant that Landlord intends to perform only a Partial Restoration (as defined below) and Tenant determines reasonably and in good faith, within thirty (30) days after Tenant is advised of the nature and scope of the proposed Partial Restoration, that the Premises available to Tenant following such Partial Restoration will not be sufficient to permit Tenant to resume normal business operations in the Premises for the uses permitted hereunder; and provided further, that with respect to takings or damage described in clause (ii) or (iii) above, Landlord's and Tenant's respective termination rights shall be exercisable only if Landlord or Tenant, as applicable, determines reasonably and in good faith that the extent and nature of such taking or damage is to substantially and permanently impair Tenant's ability to conduct normal business operations in the balance of the Premises for the uses permitted hereunder. If neither Landlord nor Tenant elects to terminate this Lease as hereinabove provided, Landlord shall repair any such damage and restore the Premises (to the extent of Landlord's work therein under Section 2.4 and Exhibit C) and the Building as nearly as reasonably possible to the condition existing before the damage or taking, with an equitable abatement of Tenant's rent and Operating Expense obligations pending completion of such repair or restoration as contemplated in Section 13.3 below; provided, however, that in the case of any damage or destruction described in clause
(i) above, if the reasonably estimated cost of such repair or restoration is more than one hundred five percent (105%) of the insurance proceeds (if any) reasonably available for such repair or restoration under the insurance required to be maintained by Landlord pursuant to Section 10.1(b) hereof (including, in the case of any failure by Landlord to maintain such required insurance, any proceeds that would have been reasonably available for such repair or restoration if Landlord had maintained such required insurance), Landlord may elect to perform such repair or restoration (to the extent of Landlord's work under Section 2.4 and Exhibit C) only to the extent of such insurance proceeds that are (or would have been) available (a "Partial Restoration"); and provided further, that upon completion of such Partial Restoration, Tenant's minimum monthly rental and Operating Expense obligations shall be permanently adjusted, for the balance of the remaining term of this Lease, in a fair and equitable manner reflecting any decrease in the size and/or functionality of the partially restored Premises for the uses contemplated hereunder. In the event of any termination of this Lease by Tenant or Landlord pursuant to this Section 13.1 or Section 13.2, Landlord agrees that to the extent any portion of the Premises can still be lawfully occupied and used by Tenant, Tenant shall have the right, at its option, to remain in and continue to use such portion of the Premises on a month-to-month holdover basis, terminable by Landlord or Tenant at any time on thirty (30) days' written notice (except that no such termination by Landlord may be effective sooner than six (6) months after the date of the damage, destruction or taking pursuant to which such termination arose), and Tenant's minimum monthly rental and Operating Expense obligations shall be adjusted, for the duration of such holdover occupancy, in a fair and equitable manner reflecting any decrease in the size and/or functionality of the remaining Premises for the uses contemplated hereunder. The provisions of the preceding sentence shall supersede any inconsistent provisions in Section 2.6 of this Lease.
     13.2. Tenant's Rights. If any portion of the Premises is so taken by condemnation, Tenant may elect to terminate this Lease if the portion of the Premises taken is of such extent and nature as substantially to handicap, impede or permanently impair Tenant's use of the balance of the Premises. Tenant must exercise its right to terminate by giving notice to Landlord within thirty (30) days after the nature and extent of the taking have been finally determined. If Tenant elects to terminate this Lease, Tenant shall also notify Landlord of the date of termination, which date shall not be earlier than thirty (30) days nor later than ninety (90) days after Tenant has notified Landlord of its election to terminate, except that this Lease shall terminate on the date of taking if the date of taking falls on any date before the date of termination designated by Tenant.

     13.3. Lease To Remain In Effect. If neither Landlord nor Tenant terminates this Lease as hereinabove provided, this Lease shall continue in full force and effect, except that minimum monthly rental and Tenant's Operating Expense obligations  shall  abate to the extent Tenant's  use  of  the
Premises is impaired for any period that any portion of the Premises is unusable or inaccessible because of a casualty or taking hereinabove described. Each party waives the provisions of Code of Civil Procedure Section 1265.130, allowing either party to petition the Superior Court to terminate this Lease in the event of a partial condemnation of the Premises.

      13.4. Reservation Of Compensation. Landlord reserves, and Tenant waives and assigns to Landlord, all rights to any award or compensation for damage to the Premises, Building, Property and the leasehold estate created hereby, accruing by reason of any taking in any public improvement, condemnation or eminent domain proceeding or in any other manner by exercise of the right of eminent domain or of anything lawfully done by public authority, except that Tenant shall be entitled to any and all compensation or damages paid for or on account of Tenant's moving expenses, trade fixtures, equipment, personal property and any leasehold improvements in the Premises, the cost of which was borne by Tenant, but only to the extent of the then remaining unamortized value of such improvements computed on a straight-line basis over the term of this Lease. Tenant covenants to deliver such further assignments of the foregoing as Landlord may from time to time reasonably request.

      13.5. Restoration Of Fixtures. If Landlord repairs or causes repair of the Premises after such damage or taking, Tenant at its sole expense shall repair and replace promptly all fixtures, equipment and other property of Tenant located at, in or upon the Premises and all additions, alterations and improvements and all other items installed or paid for by Tenant under this Lease that were damaged or taken, so as to restore the same to a condition reasonably consistent with the conduct of the permitted uses contemplated in Section 9.1 hereof. Tenant shall have the right to make modifications to the Premises, fixtures and improvements, subject to the prior written approval of Landlord, which approval shall not be unreasonably withheld or delayed. In its review of Tenant's plans and specifications, Landlord may take into consideration the effect of the proposed modifications on the exterior appearance, the structural integrity and the mechanical and other operating systems of the Building.


                         14.  DEFAULT

      14.1. Events Of Default. The occurrence of any of the following shall constitute an event of default on the part of
Tenant:

             (a)  Abandonment.  Abandonment of  the  Premises.
Tenant  waives  any  right Tenant may  have  to  notice  under
Section 1951.3 of the California Civil Code, the terms of this subsection (a) being deemed such notice to Tenant as required by said Section 1951.3;
             (b)  Nonpayment.  Failure to pay, when  due,  any
amount payable to Landlord hereunder, such failure continuing for a period of five (5) days after written notice of such failure; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 et seq., as amended from time to time;
             (c)  Other  Obligations.  Failure to perform  any
obligation, agreement or covenant under this Lease other than those matters specified in subsection (b) hereof, such failure continuing for fifteen (15) days after written notice of such failure, or, if it is not possible to cure such default within fifteen (15) days, failure to commence cure within said fifteen (15) day period and thereafter to proceed diligently to complete cure; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 et seq., as amended from time to time;
             (d) General Assignment.  A general assignment  by
Tenant for the benefit of creditors;
             (e)  Bankruptcy.   The filing  of  any  voluntary
petition in bankruptcy by Tenant, or the filing of an involuntary petition by Tenant's creditors, which involuntary petition remains undischarged for a period of thirty (30) days. In the event that under applicable law the trustee in bankruptcy or Tenant has the right to affirm this Lease and continue to perform the obligations of Tenant hereunder, such trustee or Tenant shall, in such time period as may be permitted by the bankruptcy court having jurisdiction, cure all defaults of Tenant hereunder outstanding as of the date of the affirmance of this Lease and provide to Landlord such adequate assurances as may be reasonably necessary to ensure Landlord of the continued performance of Tenant's obligations under this Lease. Specifically, but without limiting the generality of the foregoing, such adequate assurances must include assurances that the Premises continue to be operated only for the use permitted hereunder. The provisions hereof are to assure that the basic understandings between Landlord and Tenant with respect to Tenant's use of the Premises and the benefits to Landlord therefrom are preserved, consistent with the purpose and intent of applicable bankruptcy laws;
             (f)  Receivership.  The employment of a  receiver
appointed by court order to take possession of substantially all of Tenant's assets or the Premises, if such receivership remains undissolved for a period of thirty (30) days;
             (g)  Attachment.   The attachment,  execution  or
other judicial seizure of all or substantially all of Tenant's assets or the Premises, if such attachment or other seizure remains undismissed or undischarged for a period of thirty
(30) days after the levy thereof;
             (h)  Insolvency.   The  admission  by  Tenant  in
writing of its inability to pay its debts as they become due, the filing by Tenant of a petition seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, the filing by Tenant of an answer admitting or failing timely to contest a material allegation of a petition filed against Tenant in any such proceeding or, if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization or arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed; or

            (i) Cross-Default. Any event of default by Tenant under (A) any other lease between Landlord and Tenant covering any other portion of the Property from time to time during the term of this Lease, or (B) any lease in effect from time to time between Tenant and Hayward Point Eden I Limited Partnership or any other affiliate of Landlord with respect to any other building in the Britannia Point Eden Business Park, to the extent (under either of the foregoing clauses) such default continues beyond any applicable cure periods provided in the applicable lease, and to the extent the applicable landlord therefore has (and exercises concurrently with any termination of this Lease) a right to terminate such other applicable lease; provided, however, that the default event set forth in this Section 14.1(i) shall not apply with respect to any default under a lease described herein to the extent Tenant has previously assigned or transferred all of its right, title and interest under the lease as to which such default then exists and, as a result of such transfer, the holder of the lessee's interest under the lease as to which such default then exists is not a person or entity which controls, is controlled by or is under common control with the person or entity which is then the holder of the lessee's interest under this Lease.

     14.2. Remedies Upon Tenant's Default.

            (a)   Upon the occurrence of any event of  default
described in Section 14.1 hereof, Landlord, in addition to and without prejudice to any other rights or remedies it may have, shall have the immediate right to re-enter the Premises or any part thereof and repossess the same, expelling and removing therefrom all persons and property (which property may be stored in a public warehouse or elsewhere at the cost and risk of and for the account of Tenant), using such force as may be lawful and reasonably necessary to do so (as to which Tenant hereby waives any claim for loss or damage that may thereby occur, except for any such loss or damage arising from the negligence or willful misconduct or omission of Landlord or its agents). In addition to or in lieu of such re-entry, and without prejudice to any other rights or remedies it may have, Landlord shall have the right either (i) to terminate this Lease and recover from Tenant all damages incurred by Landlord as a result of Tenant's default, as hereinafter provided, or
(ii) to continue this Lease in effect and recover rent and other charges and amounts as they become due.
            (b)   Even  if Tenant has breached this  Lease  or
abandoned the Premises, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession under subsection (a) hereof and Landlord may enforce all of its rights and remedies under this Lease, including the right to recover rent as it becomes due, and Landlord, without terminating this Lease, may exercise all of the rights and remedies of a lessor under California Civil Code Section 1951.4 (lessor may continue lease in effect after lessee's breach and abandonment and recover rent as it becomes due, if lessee has right to sublet or assign, subject only to reasonable limitations), or any successor Code section. Acts of maintenance, preservation or efforts to relet the Premises or the appointment of a receiver upon application of Landlord to protect Landlord's interests under this Lease shall not constitute a termination of Tenant's right to possession.
            (c)  If Landlord terminates this Lease pursuant to
this Section 14.2, Landlord shall have all of the rights and remedies of a landlord provided by Section 1951.2 of the Civil Code of the State of California, or any successor Code section, which remedies include Landlord's right to recover from Tenant (i) the worth at the time of award of the unpaid rent and additional rent which had been earned at the time of termination, (ii) the worth at the time of award of the amount by which the unpaid rent and additional rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided, (iii) the worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the term after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided, and (iv) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including, but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary repair, renovation and alteration of the Premises (provided that the cost of any such renovation or alteration shall be recoverable only to the extent reasonably necessary to make the Premises suitable for use and occupancy by the new tenant and shall be allocated reasonably between the unexpired portion of the term of this Lease at the date of termination thereof and the balance, if any, of the term of such new tenant's lease falling after the scheduled expiration date of the term of this Lease), reasonable attorneys' fees, and other reasonable costs. The "worth at the time of award" of the amounts referred to in clauses (i) and (ii) above shall be computed by allowing interest at ten percent (10%) per annum from the date such amounts accrued to Landlord. The "worth at the time of award" of the amounts referred to in clause (iii) above shall be computed by discounting such amount at one percentage point above the discount rate of the Federal Reserve Bank of San Francisco at the time of award.
      14.3. Remedies Cumulative. All rights, privileges and elections or remedies of Landlord contained in this Article 14 are cumulative and not alternative to the extent permitted by law and except as otherwise provided herein.


            15.  SUBORDINATION, ATTORNMENT AND SALE

     15.1. Subordination To Mortgage.

            (a)  This Lease, and any sublease entered into  by
Tenant under the provisions of this Lease, shall be subject and subordinate to any ground lease, mortgage, deed of trust, sale/leaseback transaction or any other hypothecation for security now or hereafter placed upon the Building, the Property, or both, and the rights of any assignee of Landlord or of any ground lessor, mortgagee, trustee, beneficiary or leaseback lessor under any of the foregoing, and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. If any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee elects to have this Lease be an encumbrance upon the Property prior to the lien of its mortgage, deed of trust, ground lease or leaseback lease or other security arrangement and gives notice thereof to Tenant, this Lease shall be deemed prior thereto, whether this Lease is dated prior or subsequent to the date thereof or the date of recording thereof. Tenant, and any sublessee, shall execute such documents as may reasonably be requested by any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee to evidence the subordination herein set forth or to make this Lease prior to the lien of any mortgage, deed of trust, ground lease, leaseback lease or other security arrangement, as the case may be. Upon any default by Landlord in the performance of its obligations under any mortgage, deed of trust, ground lease, leaseback lease or assignment, Tenant (and any sublessee) shall attorn to the mortgagee, trustee, beneficiary, ground lessor, leaseback lessor or assignee thereunder upon demand and shall execute and deliver any instrument or instruments confirming the attornment herein provided for. Landlord shall obtain and deliver to Tenant, within thirty (30) days after mutual execution of this Lease, a written nondisturbance agreement from Slough Parks Incorporated (the beneficiary under the existing deed of trust on the Property), in form reasonably satisfactory to Tenant, providing that Tenant's right to quiet possession of the Premises shall not be disturbed so long as Tenant is not in default beyond the expiration of any applicable cure period and performs all of its obligations under this Lease, unless this Lease is otherwise terminated pursuant to its terms; if Landlord fails to deliver such agreement to Tenant within the required time, Tenant shall have the right to terminate this Lease by written notice to Landlord at any time prior to Landlord's subsequent delivery (if any) of an executed agreement meeting such requirements.

            (b) Landlord specifically agrees that (i) Tenant may conclusively rely upon any written notice Tenant receives from any mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or assignee ("Beneficiary"), notwithstanding any claim by Landlord contesting the validity of any term or condition of such notice, including, but not limited to, any default by such Beneficiary or any default claimed by Landlord to have been committed by such Beneficiary, and (ii) Landlord shall not make any claim of any kind against Tenant or Tenant's leasehold interest with respect to amounts paid to any such Beneficiary by Tenant or any acts performed by Tenant pursuant to such written notice from any Beneficiary.

            (c) Notwithstanding anything to the contrary contained in this Lease, Tenant shall not be required to subordinate its interest under this Lease unless (i) such subordination does not materially increase Tenant's obligations or materially decrease its rights under this
Lease, and (ii) Landlord first obtains from the Beneficiary requesting such subordination a written agreement that provides that Tenant's right to quiet possession of the Premises shall not be disturbed so long as Tenant is not in default beyond the expiration of any applicable cure period and performs all of its obligations under this Lease, unless this Lease is otherwise terminated pursuant to its terms.

      15.2. Sale Of Landlord's Interest. Upon sale, transfer or assignment of Landlord's entire interest in the Building and Property, Landlord shall be relieved of its obligations hereunder with respect to liabilities accruing from and after the date of such sale, transfer or assignment.

      15.3. Estoppel Certificates. Tenant shall at any time and from time to time, within ten (10) days after written request by Landlord, execute, acknowledge and deliver to Landlord a certificate in writing stating: (i) that this Lease is unmodified and in full force and effect, or if there have been any modifications, that this Lease is in full force and effect as modified and stating the date and the nature of each modification; (ii) the date to which rental and all other sums payable hereunder have been paid; (iii) that to Tenant's actual knowledge Landlord is not in default in the performance of any of its obligations under this Lease, that Tenant has given no notice of default to Landlord and that to Tenant's actual knowledge, no event has occurred which, but for the expiration of the applicable time period, would constitute an event of default hereunder; and (iv) such other matters as may reasonably be requested by Landlord or any institutional lender, mortgagee, trustee, beneficiary, ground lessor, sale/leaseback lessor or prospective purchaser of the Property. Any such certificate provided under this
Section 15.3 may be relied upon by any lender, mortgagee, trustee, beneficiary, assignee or successor in interest to Landlord, by any prospective purchaser, by any purchaser on foreclosure or sale, or by any grantee under a deed in lieu of foreclosure of any mortgage or deed of trust on the Property or Premises. Failure to execute and return within the required time any estoppel certificate requested hereunder shall be deemed to be an admission of the truth of the matters set forth in the form of certificate submitted to Tenant for execution.

      15.4. Subordination to CC&R's. This Lease, and any permitted sublease entered into by Tenant under the provisions of this Lease, shall be subject and subordinate (a) to any declarations of covenants, conditions and restrictions recorded by Landlord with respect to the Property from time to time, provided that the terms of such declarations are reasonable and do not discriminate against Tenant relative to other tenants occupying portions of the Property, and (b) to the Declaration of Covenants, Conditions and Restrictions dated June 20, 1979 and recorded on July 5, 1979 as Instrument No. 79-130777, Alameda County Records, as amended from time to time (the "Master Declaration"), the provisions of which Master Declaration are an integral part of this Lease. Tenant agrees to execute, upon request by Landlord, any documents reasonably required from time to time to evidence the subordination provided in this Section 15.4.


                         16.  SECURITY

     16.1. Deposit.
            (a) Concurrently with Tenant's execution of this Lease, Tenant shall deposit with Landlord the sum of Ninety Two Thousand Three Hundred and No/100 Dollars ($92,300.00), which sum (the "Security Deposit") shall be held by Landlord as security for the faithful performance of all of the terms, covenants, and conditions of this Lease to be kept and performed by Tenant during the term hereof. If Tenant defaults, beyond the expiration of any applicable grace period, with respect to any provision of this Lease, including, without limitation, the provisions relating to the payment of rental and other sums due hereunder, Landlord shall have the right, but shall not be required, to use, apply or retain all or any part of the Security Deposit for the payment of rental or any other amount which Landlord may spend or become obligated to spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of the Security Deposit is so used or applied, Tenant shall, within thirty (30) days after written demand therefor, deposit cash with Landlord in an amount sufficient to restore the Security Deposit to its original amount and Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep any deposit under this Section separate from Landlord's general funds, and Tenant shall not be entitled to interest thereon. If Tenant fully and faithfully performs every provision of this Lease to be performed by it, the Security Deposit, or any balance thereof, shall be returned to Tenant or, at Tenant's direction, to the last assignee of Tenant's interest hereunder, at the expiration of the term of this Lease and within ten (10) days after Tenant has vacated the Premises. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer all deposits then held by Landlord under this Section to Landlord's successor in interest, whereupon Tenant agrees to release Landlord from all liability for the return of such deposit or the accounting thereof.

            (b) In lieu of the Security Deposit, Tenant may deliver to Landlord at any time, and shall thereafter maintain in full force and effect during the remaining term of this Lease, an irrevocable standby letter of credit in the amount of the required Security Deposit, issued in favor of Landlord by a commercial bank or trust company approved in writing by Landlord (which approval shall not be unreasonably withheld or delayed), in form reasonably satisfactory to Landlord (the "Letter of Credit"), to be held by Landlord as security for the faithful performance of all the payment obligations of Tenant under this Lease during the initial term hereof, subject to the following terms and conditions (and upon delivery of any such Letter of Credit by Tenant, if Landlord is then already holding a cash Security Deposit from Tenant, Landlord shall promptly return such cash Security Deposit to Tenant):
                (i) Landlord shall be entitled (but shall not be required) to draw against the Letter of Credit and receive and retain proceeds thereof upon any default by Tenant, beyond the expiration of any applicable cure periods, in the payment of any rent or other amounts required to be paid by Tenant under this Lease (a "monetary default") or upon any other default, beyond the expiration of any applicable cure periods, in Tenant's obligations under this Lease (a "non-monetary default"). The amount of any such draw shall be, with respect to a monetary default, the amount due from Tenant to Landlord, and, in the event of a non-monetary default, an amount estimated by Landlord, in its reasonable discretion, to be the amount necessary to cure such default. Within thirty (30) days following any draw by Landlord against the Letter of Credit, Tenant shall cause the amount of the Letter of Credit to be restored to the full amount of the required Security Deposit pursuant to paragraph (a) above. Landlord's entitlement to draw against the Letter of Credit shall not limit or impair in any way Landlord's other rights and remedies, following any default by Tenant, under any other applicable provision of this Lease or under applicable law.

                  (ii)   Notwithstanding  any  provisions   of
subparagraph (i) above, Landlord shall also be entitled (but shall not be required) to draw against the then remaining balance of the Letter of Credit in full and to receive the entire proceeds of such draw if the Letter of Credit will expire as of a date prior to the expiration of the initial term of this Lease and Tenant fails to provide to Landlord an extension or replacement of such Letter of Credit, in at least the amount of the required Security Deposit, at least thirty
(30) days prior to the scheduled expiration date of such existing Letter of Credit.

                  (iii)   Any  amount  drawn  or  received  by
Landlord pursuant to a draw under the Letter of Credit that is not immediately used or applied by Landlord to remedy a default by Tenant shall be retained by Landlord as a cash Security Deposit on the terms set forth in paragraph (a) above.


                      17.  MISCELLANEOUS

      17.1. Notices. All notices, consents, waivers and other communications which this Lease requires or permits either party to give to the other shall be in writing and shall be deemed given when delivered personally (including delivery by private courier or express delivery service) or four (4) days after deposit in the United States mail, registered or certified mail, postage prepaid, addressed to the parties at their respective addresses as follows:

     To Tenant:       Aradigm Corporation
                      26219 Eden Landing Road
                      Hayward, CA  94545
                      Attn: Richard P. Thompson
                             President and C.E.O.

      with  copy to:         Mark A. Olbert, Vice President  &
CFO
                      Aradigm Corporation
                      26219 Eden Landing Road Hayward,
                      CA  94545
     To Landlord:          Britannia Point Eden, LLC
                      1939 Harrison Street, Suite 412
                      Park Plaza Building
                      Oakland, CA  94612
                      Attn: T. J. Bristow

     with copy to:         Folger Levin & Kahn LLP
                      Embarcadero Center West
                      275 Battery Street, 23rd Floor
                      San Francisco, CA 94111 Attn:
                      Donald E. Kelley, Jr.

or to such other address as may be contained in a notice at least fifteen (15) days prior to the address change from either party to the other given pursuant to this Section. Rental payments and other sums required by this Lease to be paid by Tenant shall be delivered to Landlord at Landlord's address provided in this Section, or to such other address as Landlord may from time to time specify in writing to Tenant, and shall be deemed to be paid only upon actual receipt.
      17.2. Successors And Assigns. The obligations of this Lease shall run with the land, and this Lease shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the original Landlord named herein and each successive Landlord under this Lease shall be liable only for obligations accruing during the period of its ownership of the Property, which liability shall survive, but future liability under the Lease shall then pass to the successor lessor.

      17.3. No Waiver. The failure of either party to seek redress for violation, or to insist upon the strict performance, of any covenant or condition of this Lease shall not be deemed a waiver of such violation, or prevent a subsequent act which would originally have constituted a violation from having all the force and effect of an original violation.

      17.4. Severability. If any provision of this Lease or the application thereof is held to be invalid or unenforceable, the remainder of this Lease or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable shall not be affected thereby, and each of the provisions of this Lease shall be valid and enforceable, unless enforcement of this Lease as so invalidated would be unreasonable or grossly inequitable under all the circumstances or would materially frustrate the purposes of this Lease.

      17.5. Litigation Between Parties. In the event of any litigation between the parties hereto growing out of this Lease, the prevailing party shall be reimbursed for all reasonable costs, including, but not limited to, reasonable accountants' fees and attorneys' fees. "Prevailing party" within the meaning of this Section shall include, without limitation, a party who dismisses an action for recovery hereunder in exchange for payment of the sums allegedly due, performance of covenants allegedly breached or consideration substantially equal to the relief sought in the action.

      17.6. Surrender. A voluntary or other surrender of this Lease by Tenant, or a mutual termination thereof between Landlord and Tenant, shall not result in a merger but shall, at the option of Landlord, operate either as an assignment to Landlord of any and all existing subleases and subtenancies, or a termination of all or any existing subleases and subtenancies. This provision shall be contained in any and all assignments or subleases made pursuant to this Lease.
     17.7. Interpretation. The provisions of this Lease shall be construed as a whole, according to their common meaning, and not strictly for or against Landlord or Tenant. The captions preceding the text of each Section and subsection hereof are included only for convenience of reference and shall be disregarded in the construction or interpretation of this Lease.
      17.8. Entire Agreement. This written Lease, together with the exhibits hereto, contains all the representations and the entire understanding between the parties hereto with respect to the subject matter hereof. Any prior correspondence, memoranda or agreements are replaced in total by this Lease and the exhibits hereto. This Lease may be modified only by an agreement in writing signed by each of the parties.

      17.9. Governing Law. This Lease and all exhibits hereto shall be construed and interpreted in accordance with and be governed by all the provisions of the laws of the State of California.

      17.10.      No Partnership.  Nothing contained  in  this
Lease shall be construed as creating any type or manner of partnership, joint venture or joint enterprise with or between Landlord and Tenant.

      17.11. Financial Information. From time to time Tenant shall promptly provide directly to prospective lenders and purchasers of the Property designated by Landlord such financial information pertaining to the financial status of Tenant as Landlord may reasonably request; provided, Tenant shall be permitted to provide such financial information in a manner which Tenant deems reasonably necessary to protect the confidentiality of such information. In addition, from time to time, Tenant shall provide Landlord with such financial information pertaining to the financial status of Tenant as Landlord may reasonably request. Landlord agrees that all financial information supplied to Landlord by Tenant shall be treated as confidential material, and shall not be disseminated to any person or entity (including any entity affiliated with Landlord, except as otherwise expressly provided below) without Tenant's prior written consent, except that Landlord shall be entitled to provide such information, subject to reasonable precautions to protect the confidential nature thereof, (i) to Landlord's partners and professional advisors, solely for use in connection with Landlord's execution and enforcement of this Lease, and (ii) to prospective lenders and/or purchasers of the Property, solely for use in connection with their bona fide consideration of a proposed financing or purchase of the Property, provided that such prospective lenders and/or purchasers are not engaged in businesses directly competitive with the business then being conducted by Tenant. For purposes of this Section, without limiting  the  generality of the obligations provided  herein,
(A) it shall be deemed reasonable for Landlord to request copies of Tenant's most recent audited annual financial statements, or, if audited statements have not been prepared, unaudited financial statements for Tenant's most recent fiscal year, accompanied by a certificate of Tenant's chief financial officer that such financial statements fairly present Tenant's financial condition as of the date(s) indicated, and (B) during any period when Tenant has a class of publicly-traded securities and is a reporting company under the Securities Exchange Act of 1934, it shall be deemed sufficient compliance with Tenant's obligations under this Section for Tenant to provide, upon Landlord's request, copies of Tenant's most recent quarterly and annual filings (and any Form 8-K filings since the most recent of such quarterly or annual filings) with the Securities and Exchange Commission.
           Landlord and Tenant recognize the need of Tenant to maintain the confidentiality of information regarding its financial status and the need of Landlord to be informed of, and to provide to its partners and to prospective lenders and purchasers of the Property financial information pertaining to, Tenant's financial status. Landlord and Tenant agree to cooperate with each other in achieving these needs within the context of the obligations set forth in this Section.
      17.12. Costs. If Tenant requests the consent of Landlord under any provision of this Lease for any act that Tenant proposes to do hereunder, including, without limitation, assignment or subletting of the Premises, Tenant shall, as a condition to doing any such act and the receipt of such consent, reimburse Landlord promptly for any and all reasonable costs and expenses incurred by Landlord in connection therewith, including, without limitation, reasonable attorneys' fees.

      17.13. Time. Time is of the essence of this Lease, and of every term and condition hereof.

      17.14. Rules And Regulations. Tenant shall observe and obey such rules and regulations as Landlord may promulgate from time to time for the safety, care, cleanliness, order and use of the Premises, the Building and the Property, provided that any such rules and regulations shall not unreasonably interfere with Tenant's access to, or use of, the Premises.

      17.15. Brokers. Landlord shall pay a commission to Cornish & Carey Commercial, in connection with and contingent upon the mutual execution of this Lease, in accordance with a separate agreement between Landlord and such broker. Landlord and Tenant each represents and warrants to the other that no other broker participated in the consummation of this Lease, and each agrees to indemnify, defend and hold the other party harmless against any liability, cost or expense, including, without limitation, reasonable attorneys' fees, arising out of any claims for brokerage commissions or other similar compensation in connection with any conversations, prior negotiations or other dealings by the indemnifying party with any such other broker or other claimant.

      17.16. Memorandum Of Lease. At any time during the term of this Lease, either party, at its sole expense, shall be entitled to record a memorandum of this Lease and, if either party so elects, both parties agree to cooperate in the preparation, execution, acknowledgement and recordation of such document in reasonable form.

      17.17. Corporate Authority. Each of the persons signing this Lease on behalf of Landlord and Tenant, respectively, warrants that he or she is fully authorized to do so and, by so doing, to bind Landlord or Tenant, as applicable.
      17.18. Execution and Delivery. Submission of this Lease for examination or signature by Tenant does not constitute an agreement or reservation of or option for lease of the Premises. This instrument shall not be effective or binding upon either party, as a lease or otherwise, until executed and delivered by both Landlord and Tenant. This Lease may be executed in one or more counterparts and by separate parties on separate counterparts, but each such counterpart shall constitute an original and all such counterparts together shall constitute one and the same instrument.

      17.19. Signage. Tenant shall have the right to install, subject to Section 7.3 hereof and to compliance with applicable laws and City requirements, with the Master Declaration and with any other covenants, conditions, restrictions and sign criteria applicable to the Center, and subject to Landlord's approval as to design, size, materials, location and other pertinent characteristics (which approval shall not be unreasonably withheld or delayed), up to two (2) exterior signs on the Building, in addition to monument signage rights consistent with those provided to other tenants in the Center.


     IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and year first set forth above.


     "Landlord"

BRITANNIA POINT EDEN, LLC, a California limited liability company



By: ____________________
      T.J. Bristow
      President & Manager

         "Tenant"
ARADIGM CORPORATION, a California corporation


By: __________________________
     Richard P. Thompson
     President


By: __________________________
     Mark A. Olbert
     Chief Financial Officer
1             EXHIBITS

                EXHIBIT A  Location of Premises

                EXHIBIT B  Real Property Description

                EXHIBIT C  Construction

                   EXHIBIT   D    Acknowledgment   of    Lease
Commencement
                   REAL PROPERTY DESCRIPTION
Improved real property located in the City of Hayward, County of Alameda, State of California, more particularly described as follows:

Lot  1,  Tract 4019, filed June 28, 1979, Map Book 110,  Pages
97, 98 and 99, Alameda County Records.

Subject to easements, restrictions and other matters of record affecting title.

                      CONSTRUCTION
      Landlord, at its sole cost and expense (except as otherwise expressly provided herein), shall undertake and diligently complete, subject to delays for causes beyond its reasonable control, construction of (a) a structural shell of approximately 71,000 square feet for the Building in accordance with the Building Shell Description at the end of this Exhibit C, the general configuration and size of which building shell shall be mutually approved by Landlord and Tenant and shall be appropriate for the biotech uses contemplated  by  Tenant  under  the  Lease,  and  (b)  tenant improvements in the Building in accordance with plans and specifications to be mutually approved by Landlord and Tenant, which approval shall not be unreasonably withheld or delayed; provided, however, that the parties may by mutual agreement, as contemplated below, determine that Tenant will contract for the design and/or construction of the tenant improvements subject to reimbursement by Landlord to the extent provided below. All such work shall be performed in a neat and workmanlike manner and shall conform to all applicable governmental codes, laws and regulations in force at the time such work is completed. Landlord and Tenant shall both use their best endeavors to develop, review and approve all working drawings, final drawings, specifications, changes (if applicable) and other matters promptly, diligently and within such time periods as may be reasonably requested by the other party or by the architects, contractors and other professionals engaged in the design and construction of the work.

      Landlord has agreed to provide a base tenant improvement allowance of up to Thirty Dollars ($30.00) per square foot, or approximately Two Million One Hundred Thirty Thousand Dollars ($2,130,000) in the aggregate for an estimated 71,000 square feet of space in the Building, for the tenant improvements described in the preceding paragraph (the "Tenant Improvement Allowance"). Landlord's total direct costs of design and construction of the tenant improvement work under Section 2.4 and this Exhibit C (but not of the building shell and core as described below, which shall be Landlord's sole cost and expense), including, but not limited to, payments to contractors or subcontractors for labor and materials, permit fees and charges, sales and use taxes, testing and inspection costs, architects', engineers' and other consulting and professional fees, costs of power, water and other utilities and of collection and removal of debris, and all other related costs incurred in connection with the design and construction of the tenant improvement work, shall be chargeable against the Tenant Improvement Allowance. Any and all such costs of the tenant improvements in excess of the Tenant Improvement Allowance shall be payable solely by Tenant, within thirty
(30) days after written request by Landlord accompanied by evidence reasonably satisfactory to Tenant of the nature and amount of the expense or work for which such payment is requested; provided, however, that Tenant shall have no liability for excess costs to the extent such costs are attributable to changes in the Approved Plans and Specifications (as hereinafter defined) for which Tenant's approval was required under this Exhibit C and which were nevertheless implemented without Tenant's approval. Notwithstanding any contrary provisions contained in the Lease, Landlord agrees that Tenant shall have no obligation to remove, at the expiration of the term of the lease, any improvements constructed by Landlord pursuant to this Exhibit C.

      The general contractor for the building shell shall be Concrete Shell Structures, Inc., or any other licensed and qualified general contractor selected by Landlord; the architect for the building shell shall be Chamorro Design Group or any other licensed and qualified architect selected by Landlord. The general contractor and the architect ("Architect") for the tenant improvements shall be selected by mutual agreement of Landlord and Tenant. The costs and fees of Architect with respect to the tenant improvements (but no such fees with respect to the building shell or any common area improvements) shall be chargeable against the Tenant Improvement Allowance. Landlord and Tenant shall determine by mutual agreement whether the contracts with Architect, with the general contractor for the tenant improvements and with other consultants or professionals with respect to the tenant improvements shall be entered into by Landlord or Tenant. If such contracts are entered into by Tenant, then to the extent Landlord is responsible under this Exhibit C for the costs incurred under such contracts, Landlord shall make payments to Tenant or to the applicable parties providing goods and services, as Landlord and Tenant may agree, on a monthly or other regular basis, subject to receipt of such invoices, lien releases, certifications and other documentation as Landlord may reasonably require.

      Landlord and Tenant shall jointly cause Architect to prepare initial plans and specifications for the tenant improvements in the Premises, which plans and specifications shall be mutually approved (such approval not to be unreasonably withheld or delayed) by Landlord and Tenant (the "Approved Plans and Specifications"). Landlord and Tenant shall then jointly cause Architect to produce detailed working drawings, based on the Approved Plans and Specifications, for submission to the City of Hayward for building permit approval. Any material changes from the Approved Plans and Specifications shall be subject to mutual approval (not unreasonably withheld or delayed) by Landlord and Tenant, provided, however, that any changes required from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications as a result of applicable law or governmental requirements, or at the insistence of any other third party whose approval may be required with respect to such improvements, or as a result of unanticipated conditions encountered in the course of construction, may be implemented by Landlord after prior notice to Tenant (if Landlord is the contracting party who is responsible for construction of the applicable improvements), but shall not require Tenant's approval or consent.

      All material subcontracts for the tenant improvements shall be competitively bid under the joint direction of
Landlord, Tenant, Architect and the general contractor. Landlord and Tenant shall consult with one another regarding all design and cost matters relating to the tenant improvements, including (but not limited to) bidding of material subcontracts as described in the preceding sentence, and both parties shall have access on an "open book" basis to all bids, contracts and other cost-related information regarding the tenant improvements. Without limiting the generality of the foregoing, cost aspects of any changes requested by Tenant from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications shall be subject to mutual approval by Landlord and Tenant; cost aspects of any changes required from time to time in the Approved Plans and Specifications, working drawings and/or final plans and specifications as a result of applicable law or governmental requirements, or at the insistence of any other third party whose approval may be required with respect to such improvements, or as a result of unanticipated conditions encountered in the course of construction, shall not require Tenant's approval or consent, but Tenant shall at all times have access to the details of the cost aspects of such changes (including estimates and actual expenses) for information purposes.

      The parties acknowledge that tenant improvements will be constructed and occupied on a phased basis, with the first phase consisting of approximately 36,000 square feet and the second and third phases each consisting of approximately 17,500 square feet, and with the second phase to be completed and delivered on or about the first anniversary of the
Commencement  Date  and the third phase to  be  completed  and delivered on or about the second anniversary of the Commencement Date. Any material changes in the delivery time, size or other aspects of such phasing of the tenant improvements shall be subject to mutual approval by Landlord and Tenant.

            [rest of page intentionally left blank]
                  BUILDING SHELL DESCRIPTION

The building structure shall be a conventional tilt-up concrete structure. Supported on concrete spread footings, the floor slab shall be 5" reinforced concrete over a membrane and engineered fill. The roof shall be a panelized wood roof supported by steel columns, girders, and open web metal joists. The built-up roofing membrane shall utilize a 4-ply system with a mineral surfaced cap sheet. Notwithstanding the foregoing description of building shell characteristics, any of such characteristics may be changed in whole or in part by mutual agreement of Landlord and Tenant.

BUILDING SHELL shall include, but not be limited to:

Building envelope
Exterior concrete walks
Parking areas
Landscaping and irrigation
Roof drains and drain lines
Roof top mechanical screen
Fire sprinklers at roof elevation
Trash enclosures
Utilities:
     -     site lighting
     -     electric transformer
     -     underground electrical to building pull-section
     -     gas to exterior meter on building
     -     telephone conduit to building
     -     site storm drain system
     -     main sanitary sewer line under ground floor slab


TENANT  IMPROVEMENTS  not constituting part  of  the  Building
Shell, and therefore chargeable against the Tenant Improvement
Allowance, shall include, but not be limited to:

     Toilet cores
     Interior partitioning
     Interior finishes
     Millwork
     Specialty items, such as skylights
     HVAC system
     Building exhaust system
     Thermal building insulation
     Fire sprinkler drops below roof elevation
     Utilities:
           - all electrical beyond pull section, including electrical main disconnect and distribution panels
     -     gas piping beyond main gas meter
      - telephone conduit beyond utility co. termination point
      - sanitary sewer lines to main line under ground floor
      - lab gas piping for all lab utilities, i.e. natural gas, compressed air, vacuum, etc.
      - utility connection fees based on items that are part of tenant improvements


             ACKNOWLEDGMENT OF LEASE COMMENCEMENT


      This Acknowledgment is executed as of _________________, 19___, by BRITANNIA POINT EDEN, LLC, a California limited liability company ("Landlord"), and ARADIGM CORPORATION, a California corporation ("Tenant"), pursuant to Section 2.5 of the Lease dated January ___, 1998 between Landlord and Tenant (the "Lease") covering premises located at ______ Point Eden Way, Hayward, CA 94545 (the "Premises").

      Landlord and Tenant hereby acknowledge and agree as follows:

       1.    The   Commencement  Date  under  the   Lease   is
__________________, 19___.

      2. The termination date under the Lease shall be _________________, 20___, subject to any applicable provisions of the Lease for any extension or early termination thereof.

      3. The square footage of the Building, as built, is ________ square feet; the square footage of the first phase of tenant improvements in the Premises initially occupied by Tenant is __________ square feet.

      4. Tenant accepts the Premises and acknowledges the satisfactory completion of the first phase of improvements therein by Landlord, subject only to any applicable "punch list" or similar procedures specifically provided under the Lease.

     EXECUTED as of the date first set forth above.
           "Landlord"
BRITANNIA POINT EDEN, LLC, a California limited liability company



By: ____________________
      T.J. Bristow
      President & Manager
         "Tenant"

ARADIGM CORPORATION, a California corporation



By: __________________________
     Mark A. Olbert
     Vice President and
     Chief Financial Officer


17025\3044\0006rv3