Form 10-K/A
period 1997-12-31
ARADIGM CORP
filed 1998-04-02
CIK 1013238

AMENDED TO INCLUDE 1996 & 1997 RECALCULATION OF EPS ON THE
  ATTACHED FINANCIAL DATA SCHEDULE (EXHIBIT 27-1 AND 27-2)


                        United States
             Securities and Exchange Commission
                    Washington D.C. 20549

                         FORM 10-K/A

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



                           PART IV


Item 14.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K

(a)(1)Financial Statements.

  Included in Part II of this Report:      Page in Form 10-K

        Report of Ernst & Young LLP, Independent Auditors 36

        Balance Sheets --- December 31, 1997 and 1996     37

        Statements of Operations ---
        Years ended December 31, 1997, 1996, and 1995     38

        Statements of Shareholders' Equity ---
        Years ended December 31, 1997, 1996 and 1995      39

        Statements of Cash Flows ---
        Years ended December 31, 1997, 1996 and 1995      40

        Notes to Financial Statements                     41

  (2) Financial Statement Schedules.

      None.

  (3) Exhibits.

      3.1 (1) Amended and Restated Articles of Incorporation
               of the Company.
      3.2 (1) Bylaws of the Company
      4.1     Reference is made to Exhibits 3.1 and 3.2
      4.2 (1) Specimen stock certificate
      4.3 (1) Amended and Restated Investor Rights Agreement,
               dated December 22, 1995, among the Company and certain of its shareholders
      10.1 (1) (2) Form of Indemnity Agreement between the Registrant and each of its directors and officers
      10.2 (1) (2) The Company's Equity Incentive Plan, as
               amended (the "Equity Incentive Plan")
      10.3 (1) (2) Form of the Company's Incentive Stock
               Option Agreement under the Equity Incentive
               Plan
      10.4 (1) (2) Form of the Company's Nonstatutory Stock
               Option Agreement under the Equity Incentive
               Plan
      10.5 (1) (2) Form of the Company's Non-Employee
               Directors' Stock Option Plan
      10.6 (1) (2) Form of the Company's Nonstatutory Stock
               Option Agreement under the Non-Employee
               Directors' Stock Option Plan
      10.7 (1) (2) Form of the Company's Employee Stock
               Purchase Plan
      10.8 (1) (2) Form of the Company's Employee Stock
               Purchase Plan Offering Document
      10.9 (1)Lease Agreement for the property located at
               26219 Eden Landing Road, Hayward, California,
               dated November 1992 and amended November 29,
               1994, between the Company and Hayward Point
               Eden I Limited Partnership
      10.9a (5)    Second Amendment to Lease, dated December
               22, 1997, between the Company and Hayward Point
               Eden I Limited Partnership
      10.9b (5)    Third Amendment to Lease, dated January
               28, 1998, between the Company and Hayward Point
               Eden I Limited Partnership
      10.10 (5)    Lease Agreement for the property located
               at 26224 Executive Place, Hayward, California,
               dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
      10.11 (1)    Lease Agreement for the property located
               at 3930 Point Eden Way, Hayward, California,
               dated February 21, 1996, between the Company
               and Hayward Point Eden I Limited Partnership
      10.11a (5)   First Amendment to Lease, dated June 10,
               1996, between the Company and Hayward Point
               Eden I Limited Partnership
      10.11b (5)   Second Amendment to Lease, dated December
               22, 1997, between the Company and Hayward Point
               Eden I Limited Partnership
      10.11c (5)   Third Amendment to Lease, dated January
               28, 1998, between the Company and Hayward Point
               Eden I Limited Partnership
      10.12 (1) (2)Stock Purchase Agreement and related
               agreements, including Promissory Note, dated
               May 19, 1994, between the Company and Richard
               P. Thompson
      10.13 (1) (2)Stock Purchase Agreement and related
               agreements, including Promissory Note, dated
               May 23, 1995, between the Company and R. Ray
               Cummings
      10.14 (1) (2)Note Agreement and Promissory Note Secured
               by Deed of Trust, dated May 1, 1995, between
               the Company and R. Ray Cummings
      10.15 (1) (2)Promissory Note, dated October 26, 1995,
               between the Company and Igor Gonda
      10.16 (1) (2)Promissory Note, dated December 27, 1995,
               between the Company and Igor Gonda
      10.17 (1)    Master Lease Agreement and Warrant,
               between the Company and Comdisco, Inc., dated
               June 9, 1995
      10.18 (3)(4) Product Development and Commercialization Agreement between the Company and SmithKline
               Beecham PLC
      10.19 (3)(4) Stock Purchase Agreement between the
               Company and SmithKline Beecham PLC
      10.20 (5)    Lease Agreement for the property located
               at 3911 Trust Way, Hayward, California, dated
               March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership
      10.20a (5)   First Amendment to Lease, dated December
               22, 1997, between the Company and Hayward Point
               Eden I Limited Partnership
      10.20b (5)   Second Amendment to Lease, dated January
               28, 1998, between the Company and Hayward Point
               Eden I Limited Partnership
      10.21 (5)    Lease Agreement for the property located
               in Phase V of the Britannia Point Eden Business
               Park in Hayward, California, dated January 28,
               1998, between the Company and Britannia Point
               Eden, LLC
      23.1 (5)Consent of Ernst & Young L.L.P., Independent Auditors. Reference is made to page 57.
      24.1 (5)Power of Attorney.  Reference is made to page
               54.
      27.1      Financial Data Schedule for the year ended December
               31, 1997.
      27.2      Restated Financial Data Schedule for the year ended
               December 31, 1996.

      ****************************
      (1)Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1
        (No. 333-4236), as amended.
      (2) Represents a management contract or compensatory plan or arrangement.
      (3) Incorporated by reference to the Company's Form 8-K filed on November 11, 1997.
      (4)  Confidential treatment requested.
      (5)  Previously filed with the Form 10-K filed on March 24,
        1998.



                         SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 31st day of March, 1998.


                              ARADIGM CORPORATION

                              By/s/ Richard P. Thompson*
                              Richard P. Thompson
                              President and Chief Executive
                              Officer



   Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title                            Date

/s/Richard P. Thompson*                    March 31, 1998
Richard P. Thompson
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/Mark A. Olbert                          March 31, 1998
Mark A. Olbert
Vice President, Finance and Administration
and Chief Financial Officer(Principal
Financial and Accounting Officer)


/s/Reid M. Rubsamen, M.D.*                 March 31, 1998
Reid M. Rubsamen, M.D
Vice President, Medical Affairs, Secretary
and Director


/s/Jared A. Anderson, Ph.D.*               March 31, 1998
Jared A. Anderson, Ph.D.
Director


/s/Ross A. Jaffe, M.D.*                    March 31, 1998
Ross A. Jaffe, M.D.
Director


/s/Burton J. McMurtry, Ph.D.*              March 31, 1998
Burton J. McMurtry, Ph.D.
Director


/s/Gordon W. Russell*                      March 31, 1998
Gordon W. Russell
Director


/s/Fred E. Silverstein, M.D.*              March 31, 1998
Fred E. Silverstein, M.D.
Director


/s/Virgil D. Thompson*                     March 31, 1998
Virgil D. Thompson
Director


* By: /s/ Mark A. Olbert
      Mark A. Olbert
      As Attorney-in-Fact