Form 10-Q
period 1998-03-31
ARADIGM CORP
filed 1998-05-15
CIK 1013238

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

             Commission File Number 0-28402

                   ARADIGM CORPORATION
  (Exact name of registrant as specified in its charter)

     California                         94-3133088
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)  Identification No.)


         26219 Eden Landing Road, Hayward, CA  94545
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

Common Stock, no par value        11,764,660 shares
     (Class)                 (Outstanding at April 22, 1998)




                   ARADIGM CORPORATION


                          INDEX

              PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                      Page
No.
Statements of Operations (Unaudited)
      Three months ended March 31, 1998 and 1997       3
      Balance Sheets

      March 31, 1998 (Unaudited) and                   4
      December 31, 1997

Statements of Cash Flows (Unaudited)

    Three months ended March 31, 1998
    and 1997                                           5


Notes to Unaudited Financial Statements                6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF      8
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES    11
          ABOUT MARKET RISK


               PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS   11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K            11

      Signature                                       12

      Exhibits                                        13









PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



  ARADIGM CORPORATION STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)


                                Three months ended March 31,
                                1998                   1997
                                (unaudited)

Contract revenues               $  2,752          $     570
   Expenses:
    Research and                   4,407              2,524
    development
    General and                    2,356                915
    administrative
  Total expenses                   6,763              3,439

  Loss from operations            (4,011)            (2,869)

  Interest income                    319                382
  Interest expense                   (90)               (14)
  Net loss                      $ (3,782)          $ (2,501)

  Basic and diluted net         $  (0.36)          $  (0.25)
  loss per share

Shares used in computing
  basic and diluted net
  loss per share              10,611,040         10,209,242

                 See accompanying notes.


                   ARADIGM CORPORATION

                     BALANCE SHEETS
        (In thousands, except share information)


                             March 31,     December 31,
                               1998          1997
                           (unaudited)
ASSETS
Current assets:
  Cash and cash            $   19,360       $  15,517
   equivalents
    Short-term investments      7,192           8,788
  Receivables                     115             261
  Inventories                     366             520
   Other current assets           476             409
 Total current assets          27,509          25,495

Property and equipment,net      6,785           4,417
Notes receivable from             226             303
 officers
Other assets                       79              79
    Total assets           $   34,599       $  30,294

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable         $    2,489       $   1,505
  Accrued clinical and            122               -
        other studies
  Accrued compensation          1,143             728
  Deferred revenue             12,595           6,339
  Other accrued
    liabilities                   696             342
  Current portion of capital
   lease obligations and
   equipment loans                617             582
  Total current
  liabilities                  17,662           9,496
Noncurrent portion of
  capital lease obligations
   and equipment loans          1,987           2,139
  Commitments and
  contingencies
   Shareholders' equity:
   Common stock, no par
  value, 40,000,000 shares
  authorized; issued and
  outstanding shares: March      54,967        54,976
  31, 1998 - 10,611,040;
  December 31, 1997 -
  10,632,133
  Shareholder notes
  receivable                      (344)          (386)
  Deferred compensation            (52)          (104)

  Accumulated deficit          (39,621)       (35,827)
 Total shareholders'
  equity                        14,950         18,659
      Total liabilities and
      shareholders' equity   $  34,599      $  30,294

                   See accompanying notes.




                     ARADIGM CORPORATION

                  STATEMENTS OF CASH FLOWS
      Increase (decrease) in cash and cash equivalents
                      (In thousands)




                                      Three months ended
                                           March 31,
                                       1998         1997
                                    (unaudited)

  Cash flows from operating
  activities
  Net loss                          $(3,782)     $(2,501)
  Adjustments to reconcile net
  loss to
  cash used in operating
  activities:
  Depreciation and amortization         253          133
  Amortization of deferred               52           51
  compensation
  Changes in assets and
  liabilities:
  Receivables                           146            -
  Inventories and other current          87         (393)
  assets
  Other assets                            -            7
  Accounts payable                      984          200
  Accrued liabilities                   891         (841)
  Deferred revenue                    6,256          (13)
  Cash provided by (used in)
  operating activities                4,887       (3,357)
  Cash flows from investing
  activities
  Capital expenditures               (2,621)        (132)
  Purchases of available-for-sale
  investments                        (4,826)     (17,587)
Proceeds from maturities of
  available-for-sale investments      6,410       17,344
  Cash used in investing
  activities                         (1,037)        (375)
  Cash flows from financing
  activities
  Proceeds from issuance of common
  stock, net                              -            -
  Proceeds from repayments of
  shareholder notes                      33           13
  Notes receivable from officers         77           (3)
  Proceeds from equipment loans           -            -
  Payments on lease obligations
  and equipment loans                  (117)         (75)
  Cash used in financing
  activities                             (7)         (65)
  Net increase (decrease) in cash
  and cash equivalents                3,843       (3,797)
  Cash and cash equivalents at
  beginning of period                15,517       18,554
  Cash and cash equivalents at end
  of period                         $19,360      $14,757


Supplemental investing and
financing activities
  Common stock issued in exchange
  for notes receivable              $     -      $     -
  Common stock repurchased upon
  cancellation of shareholder
  notes                             $     9      $     9
  Acquisition of equipment under
  capital leases                    $     -      $     -

                   See accompanying notes.





                     ARADIGM CORPORATION

         NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                       March 31, 1998


1.   Organization  and  Summary  of  Significant  Accounting
     Policies


Organization and Basis of Presentation
Aradigm Corporation (the OCompanyO) was incorporated in
California in January 1991. Since inception, Aradigm has been engaged in the development and commercialization of non invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

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

The Company classifies its investments as available-forsale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in the statement of shareholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

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

Net Loss Per Share
Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At March 31, 1998 and 1997, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive. Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31, 1998, respectively.

Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in shareholders' equity, to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income did not differ materially from net income reported for those periods.

SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 131 on its financial statement disclosures, but does not believe the additional disclosure will be material to the financial statements.

Subsequent Event
In April 1998, the Company raised $12 million through a private sale of 1.1 million newly-issued shares of its common stock to a select group of institutional investors.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission on March 24, 1998.
     The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, its dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the Company's business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the Company's products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which reflect management's analysis only as of the date hereof.
     The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Overview

     Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of March 31, 1998, the Company had an accumulated deficit of $39.6 million. The Company has been unprofitable since inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not sold any products and does not anticipate receiving significant revenue from products in 1998. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

Results of Operations

     Three Months Ended March 31, 1998 and 1997

     Contract Revenue. Contract revenue for the three-month period ended March 31, 1998 increased to $2.8 million from $570,000 for the same period in 1997. The increase in revenue was due primarily to the development and commercialization agreement that was executed with SmithKline Beecham in September 1997 to develop and commercialize a pulmonary delivery system for providing breakthrough pain relief using narcotic analgesics. Under the terms of the agreement, Aradigm could receive up to approximately $30 million in milestones and development payments by the time the first product is commercialized. Additional milestones and development costs would be paid if SmithKline Beecham and Aradigm decided to develop additional narcotic analgesics for delivery with the AERx Pain Management System.

     Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 1998 increased to $4.4 million from $2.5 million for the same period in 1997. The increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts on the AERx system. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its research and development activities to support current and potential future collaborations and initiates commercial manufacturing of the AERx system.

     General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 1998 increased to $2.4 million from $915,000 for the same period in 1997. The increase was attributable primarily to support of the Company's increased research efforts, additional facilities expense, administrative staffing, business development and marketing activities. The Company expects to incur greater general and administrative expenses in the future as it expands its operations and increases its efforts to develop collaborative relationships with corporate partners.

        Interest Income. Interest income for the three-month period ended March 31, 1998 decreased to $319,000 from $382,000 for the same period in 1997 as a result of lower weighted average cash and investment balances during the three-month period ended March 31, 1998.

     Interest Expense. Interest expense for the three-month period ended March 31, 1998 increased to $90,000 from $14,000 for the same period in 1997 as a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

Liquidity and Capital Resources

     The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financings of equipment acquisitions, contract research revenue and interest earned on investments. As of March 31, 1998, the Company had received approximately $54.6 million in net proceeds from sales of its capital stock. The Company also has a $5.0 million equipment line of credit, of which approximately $2.9 million remains available for purchases through September 1998. As of March 31, 1998, the Company had cash, cash equivalents and investments of approximately $26.6 million.

     Net cash provided by operating activities in the three months ended March 31, 1998, was $4.9 million compared to net cash used of $3.4 million in the same period in 1997. The increase resulted primarily from increases in deferred revenue, accounts payable and accrued liabilities offset partially by an increase in net loss of $1.3 million.

     Net cash used in investing activities in the three months ended March 31, 1998, was $1.0 million compared to $375,000 used in the same period in 1997. The increase resulted primarily from the Company's expenditures made for capital equipment offset partially by increased receipt of net proceeds from investment maturities.

         Net cash used in financing activities in the three months endied March 31, 1998 of $7,000 resulted primarily from the repayment of capital lease obligations offset partially by the receipt of repayments of shareholder notes. Net cash used in financing activities in the three months ended March 31, 1997 of $65,000 resulted primarily from the Company's repayment of capital lease obligations.
     The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of the Company's production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.
     The Company expects that its existing capital resources, committed funding from its existing corporate partnership with SmithKline Beecham and projected interest income will enable the Company to maintain current and planned operations through at least the first half of 1999. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II   OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Changes in Securities

      Pursuant to a Lease between the Company and Hayward Point Eden I Limited Partnership ("Hayward"), dated January 28, 1998 (the "Lease"), the Company agreed to issue a warrant to purchase 60,000 shares of Common Stock of the Company (the "Warrant") to Hayward in connection with the execution of the Lease. The Warrant will have an exercise price of $10.16 per share and will be exercisable for a period of seven years from the Initial Exercise Date (as defined in the Lease). The Warrant will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits
                    Item      Description
                    3.1       Bylaws of the Company, as amended
                    10.1*     1996 Equity Incentive Plan, as amended
                    10.2*     Employee Stock Purchase Plan, as amended
                    27.1      Financial Data Schedule
                    27.2      Restated Financial Data Schedule
                    _____________
                    * Filed as an exhibit to the Company's Proxy Statement filed on April 16, 1998 and incorporated herein by reference.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form
               8-K during the quarter ended March 31, 1998.



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated:  May 14, 1998
                              ARADIGM CORPORATION
                              (Registrant)



                              /S/ MARK A. OLBERT
                              Mark A. Olbert
                              Vice President, Finance and
                              Administration
                              and Chief Financial Officer




ARADIGM CORPORATION
FORM 10-Q
INDEX TO EXHIBITS



Exhibit Number           Description

3.1                 Bylaws of the Company, as amended
10.1*               1996 Equity Incentive Plan, as amended
10.2*               Employee Stock Purchase Plan, as amended
27.1                Financial Data Schedule
27.2                Restated Financial Data Schedule

_____________________

* Filed as an exhibit to the Company's Proxy Statement filed on April 16, 1998 and incorporated herein by reference.


Exhibit 3.1

                 AMENDED AND RESTATED BYLAWS
                             OF
                       ARADIGM CORPORATION
                    (A California Corporation)


Table of Contents                                Page

ARTICLE I

Offices                                          1.
          Section 1.  Principal Office           1.
          Section 2.  Other Offices              1.

ARTICLE II

Corporate Seal                                   1.
          Section 3.  Corporate Seal             1.
ARTICLE III

Shareholders' Meetings and Voting Rights         1.

          Section 4.  Place of Meetings          1.
          Section 5.  Annual Meeting             2.
          Section 6.  Postponement of Annual
                      Meeting                    2.
          Section 7.  Special Meetings           2.
          Section 8.  Notice of Meetings         2.
          Section 9.  Manner of Giving Notice    3.
          Section 10. Quorum and Transaction of
                      Business                   4.
          Section 11. Adjournment and Notice of
                      Adjourned Meetings         4.
          Section 12. Waiver of Notice, Consent
                      to Meeting or Approval of
                      Minutes                    5.
          Section 13. Action by Written Consent
                      Without a Meeting          5.
          Section 14. Voting                     6.
          Section 15. Persons Entitled to Vote
                      or Consent                 7.
          Section 16. Proxies                    7.
          Section 17. Inspectors of Election     7.

ARTICLE IV

Board of Directors                               8.
          Section 18. Powers                     8.
          Section 19. Number of Directors        8.
          Section 20. Election Of Directors,
                      Term, Qualifications       9.
          Section 21. Resignations               9.
          Section 22. Removal                    9.
          Section 23. Vacancies                  9.
          Section 24. Regular Meetings          10.
          Section 25. Participation by
                      Telephone                 10.
          Section 26. Special Meetings          10.
          Section 27. Notice of Meetings        10.
          Section 28. Place of Meetings         11.
          Section 29. Action by Written
                      Consent Without a
                      Meeting                   11.
          Section 30. Quorum and Transaction of
                      Business                  11.
          Section 31. Adjournment               11.
          Section 32. Organization              11.
          Section 33. Compensation              11.
          Section 34. Committees                12.

ARTICLE V

Officers                                        13.
          Section 35. Officers                  13.
          Section 36. Appointment               13.
          Section 37. Inability to Act          13.
          Section 38. Resignations              13.
          Section 39. Removal                   13.
          Section 40. Vacancies                 13.
          Section 41. Chairman of the Board     13.
          Section 42. President                 14.
          Section 43. Vice Presidents           14.
          Section 44. Secretary                 14.
          Section 45. Chief Financial Officer   15.
          Section 46. Compensation              16.

ARTICLE VI

Contracts, Loans, Bank Accounts, Checks
and Drafts                                      16.
          Section 47. Execution of Contracts
                      and Other Instruments     16.
          Section 48. Loans                     16.
          Section 49. Bank Accounts             16.
          Section 50. Checks, Drafts, Etc.      17.

ARTICLE VII

Certificates for Shares and Their Transfer      17.
          Section 51. Certificate for Shares    17.
          Section 52. Transfer on the Books     17.
          Section 53. Lost, Destroyed and
                      Stolen Certificates       18.
          Section 54. Issuance, Transfer and
                      Registration of Shares    18.
ARTICLE VIII
Inspection of Corporate Records                 18.
          Section 55. Inspection by Directors   18.
          Section 56. Inspection by
                      Shareholders              18.
          Section 57. Written Form              19.

ARTICLE IX

Miscellaneous                                   20.
          Section 58. Fiscal Year               20.
          Section 59. Annual Report             20.
          Section 60. Record Date               20.
          Section 61. Bylaw Amendments          21.
          Section 62. Construction and
                      Definition                21.

ARTICLE X

Indemnification                                 21.
          Section 63. Indemnification of
                      Directors, Officers,
                      Employees And Other
                      Agents                    21.
ARTICLE XI
Loans of Officers and Others                    25.
          Section 64. Certain Corporate Loans
                      and Guaranties            25.

ARTICLE XII

Right of First Refusal                          25.
          Section 65. Right of First Refusal    25.


AMENDED AND RESTATED BYLAWS

                               OF

                      ARADIGM CORPORATION
                   (A California Corporation)


                           ARTICLE I

                            Offices

     Section 1. Principal Office. The principal executive office of the corporation shall be located at such place as the Board of Directors may from time to time authorize. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the board of directors shall fix and designate a principal business office in the State of California.

     Section 2. Other Offices. Additional offices of the corporation shall be located at such place or places, within or outside the State of California, as the Board of Directors may from time to time authorize.


                           ARTICLE II
                         Corporate Seal
     Section 3. Corporate Seal. If the Board of Directors adopts a corporate seal such seal shall have inscribed thereon the name of the corporation and the state and date of its incorporation. If and when a seal is adopted by the Board of Directors, such seal may be engraved, lithographed, printed, stamped, impressed upon, or affixed to any contract, conveyance, certificate for shares, or other instrument executed by the corporation.

                         ARTICLE III

            Shareholders' Meetings and Voting Rights

     Section 4. Place of Meetings of shareholders shall be held at the principal executive office of the corporation, or at any other place, within or outside the State of California, which may be fixed either by the Board of Directors or by the written consent of all persons entitled to vote at such meeting, given either before or after the meeting and filed with the Secretary of the Corporation.

     Section 5. Annual Meeting. The annual meeting of the shareholders of the corporation shall be held on any date and time which may from time to time be designated by the Board of Directors. At such annual meeting, directors shall be elected and any other business may be transacted which may properly come before the meeting.

     Section 6. Postponement of Annual Meeting. The Board of Directors and the President shall each have authority to hold at an earlier date and/or time, or to postpone to a later date and/or time, the annual meeting of shareholders.

     Section 7.  Special Meetings.

          (a) Special meetings of the shareholders, for any purpose or purposes, may be called by the Board of Directors, the Chairman of the Board of Directors, the President, or the holders of shares entitled to cast not less than ten percent (10%) of the votes at the meeting.

          (b) Upon written request to the Chairman of the Board of Directors, the President, any vice president or the Secretary of the corporation by any person or persons (other than the Board of Directors) entitled to call a special meeting of the shareholders, such officer forthwith shall cause notice to be given to the shareholders entitled to vote, that a meeting will be held at a time requested by the person or persons calling the meeting, such time to be not less than thirty-five (35) nor more than sixty (60) days after receipt of such request. If such notice is not given within twenty (20) days after receipt of such request, the person or persons calling the meeting may give notice thereof in the manner provided by law or in these bylaws. Nothing contained in this Section 7 shall be construed as limiting, fixing or affecting the time or date when a meeting of shareholders called by action of the Board of Directors may be held.
     Section 8. Notice of Meetings. Except as otherwise may be required by law and subject to subsection 7(b) above, written notice of each meeting of shareholders shall be given to each shareholder entitled to vote at that meeting (see
Section 15 below), by the Secretary, assistant secretary or other person charged with that duty, not less than ten (10) (or, if sent by third class mail, thirty (30)) nor more than sixty (60) days before such meeting.
    Notice of any meeting of shareholders shall state the date, place and hour of the meeting and,

          (a) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted at such meeting;
          (b) in the case of an annual meeting, the general nature of matters which the Board of Directors, at the time the notice is given, intends to present for action by the shareholders;
          (c) in the case of any meeting at which directors are to be elected, the names of the nominees intended at the time of the notice to be presented by management for election; and
          (d) in the case of any meeting, if action is to be taken on any of the following proposals, the general nature of such proposal:
               (1)  a proposal to approve a transaction
within the provisions of California Corporations Code,
Section 310 (relating to certain transactions in which a director has an interest);
               (2)  a proposal to approve a transaction
within the provisions of California Corporations Code,
Section 902 (relating to amending the Articles of Incorporation of the corporation);
               (3)  a proposal to approve a transaction
within the provisions of California Corporations Code, Sections 181 and 1201 (relating to reorganization);
               (4)  a proposal to approve a transaction
within the provisions of California Corporations Code,
Section 1900 (winding up and dissolution);
               (5)  a proposal to approve a plan of
distribution within the provisions of California Corporations Code, Section 2007 (relating to certain plans providing for distribution not in accordance with the liquidation rights of preferred shares, if any).

          At a special meeting, notice of which has been given in accordance with this Section, action may not be taken with respect to business, the general nature of which has not been stated in such notice. At an annual meeting, action may be taken with respect to business stated in the notice of such meeting, given in accordance with this Section, and, subject to subsection 8(d) above, with respect to any other business as may properly come before the meeting.

     Section 9. Manner of Giving Notice. Notice of any meeting of shareholders shall be given either personally or by first-class mail, or, if the corporation has outstanding shares held of record by 500 or more persons (determined as provided in California Corporations Code Section 605) on the record date for such meeting, third-class mail, or telegraphic or other written communication, addressed to the shareholder at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

     If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices shall be deemed to have been duly given without further mailing if these shall be available to the shareholder on written demand by the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice.

      Section 10.  Quorum and Transaction of Business.

         (a)  At any meeting of the shareholders, a
majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum. If a quorum is present, the affirmative vote of the majority of shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or by the Articles of Incorporation, and except as provided in subsection (b) below.

          (b) The shareholders present at a duly called or held meeting of the shareholders at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, provided that any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

          (c) In the absence of a quorum, no business other than adjournment may be transacted, except as described in subsection (b) above.
     Section 11. Adjournment and Notice of Adjourned Meetings. Any meeting of shareholders may be adjourned from time to time, whether or not a quorum is present, by the affirmative vote of a majority of shares represented at such meeting either in person or by proxy and entitled to vote at such meeting.

     In the event any meeting is adjourned, it shall not be necessary to give notice of the time and place of such adjourned meeting pursuant to Sections 8 and 9 of these bylaws; provided that if any of the following three events occur, such notice must be given:

          (a) announcement of the adjourned meeting's time and place is not made at the original meeting which it continues or
          (b) such meeting is adjourned for more than forty five (45) days from the date set for the original meeting or
          (c) a new record date is fixed for the adjourned meeting.
     At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting.
     Section 12.  Waiver of Notice, Consent to Meeting or
Approval of Minutes

          (a) Subject to subsection (b) of this Section, the transactions of any meeting of shareholders, however called and noticed, and wherever held, shall be as valid as though made at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote but not present in person or by proxy signs a written waiver of notice or a consent to holding of the meeting or an approval of the minutes thereof.

          (b) A waiver of notice, consent to the holding of a meeting or approval of the minutes thereof need not specify the business to be transacted or transacted at nor the purpose of the meeting; provided that in the case of proposals described in subsection (d) of Section 8 of these bylaws, the general nature of such proposals must be described in any such waiver of notice and such proposals can only be approved by waiver of notice, not by consent to holding of the meeting or approval of the minutes.

          (c) All waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

          (d) A person's attendance at a meeting shall con stitute waiver of notice of and presence at such meeting, except when such person objects at the beginning of the meeting to transaction of any business because the meeting is not lawfully called or convened and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters which are required by law or these bylaws to be in such notice (including those matters described in subsection (d) of Section 8 of these bylaws), but are not so included if such person expressly objects to consideration of such matter or matters at any time during the meeting.

     Section 13. Action by Written Consent Without a Meeting. Any action which may be taken at any meeting of shareholders may be taken without a meeting and without prior notice if written consents setting forth the action so taken are signed by the holders of the outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     Directors may not be elected by written consent except by unanimous written consent of all shares entitled to vote for the election of directors; provided that any vacancy on the Board of Directors (other than a vacancy created by removal) which has not been filled by the board of directors may be filled by the written consent of a majority of outstanding shares entitled to vote for the election of directors.

     Any written consent may be revoked pursuant to California Corporations Code Section 603(c) prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary. Such revocation must be in writing and will be effective upon its receipt by the Secretary.

    If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the Secretary shall give prompt notice of any corporate action approved by the shareholders without a meeting to those shareholders entitled to vote on such matters who have not consented thereto in writing. This notice shall be given in the manner specified in Section 8 of these bylaws. In the case of approval of (i) a transaction within the provisions of California Corporations Code,
Section 310 (relating to certain transactions in which a director has an interest), (ii) a transaction within the provisions of California Corporations Code, Section 317 (relating to indemnification of agents of the corporation),
(iii) a transaction within the provisions of California Corporations Code, Sections 181 and 1201 (relating to reorganization), and (iv) a plan of distribution within the provisions of California Corporations Code, Section 2007 (relating to certain plans providing for distribution not in accordance with the liquidation rights of preferred shares, if any), the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

     Section 14.  Voting.  Voting at any meeting of
shareholders need not be by ballot; provided, however, that elections for directors must be by ballot if balloting is demanded by a shareholder at the meeting and before the voting begins.

     Every person entitled to vote at an election for directors may cumulate the votes to which such person is entitled, i.e., such person may cast a total number of votes equal to the number of directors to be elected multiplied by the number of votes to which such person's shares are entitled, and may cast said total number of votes for one or more candidates in such proportions as such person thinks fit; provided, however, no shareholder shall be entitled to so cumulate such shareholder's votes unless the candidates for which such shareholder is voting have been placed in nomination prior to the voting and a shareholder has given notice at the meeting, prior to the vote, of an intention to cumulate votes. In any election of directors, the candidates receiving the highest number of votes, up to the number of directors to be elected, are elected.
     Except as may be otherwise provided in the Articles of Incorporation or by law, and subject to the foregoing provisions regarding the cumulation of votes, each shareholder shall be entitled to one vote for each share held.
     Any shareholder may vote part of such shareholder's shares in favor of a proposal and refrain from voting the remaining shares or vote them against the proposal, other than elections to office, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote.

     No shareholder approval, other than unanimous approval of those entitled to vote, will be valid as to proposals described in subsection 8(d) of these bylaws unless the general nature of such business was stated in the notice of meeting or in any written waiver of notice.

     Section 15. Persons Entitled to Vote or Consent. The Board of Directors may fix a record date pursuant to Section 60 of these bylaws to determine which shareholders are entitled to notice of and to vote at a meeting or consent to corporate actions, as provided in Sections 13 and 14 of these bylaws. Only persons in whose name shares otherwise entitled to vote stand on the stock records of the corporation on such date shall be entitled to vote or consent.

     If no record date is fixed:

          (a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held;
          (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board of Directors has been taken, shall be the day on which the first written consent is given;
          (c) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.
    A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting; provided, however, that the Board of Directors shall fix a new record date if the meeting is adjourned for more than forty-five (45) days from the date set for the original meeting.
     Shares of the corporation held by its subsidiary or subsidiaries (as defined in California Corporations Code,
Section 189(b)) are not entitled to vote in any matter.
     Section 16. Proxies. Every person entitled to vote or execute consents may do so either in person or by one or more agents authorized to act by a written proxy executed by the person or such person's duly authorized agent and filed with the Secretary of the corporation; provided that no such proxy shall be valid after the expiration of eleven (11) months from the date of its execution unless otherwise provided in the proxy. The manner of execution, suspension, revocation, exercise and effect of proxies is governed by law.

     Section 17. Inspectors of Election. Before any meeting of shareholders, the Board of Directors may appoint any persons, other than nominees for office, to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one
(1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares represented in person or proxy shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy.

     These inspectors shall:

          (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies;
          (b)  Receive votes, ballots, or consents;
          (c)  Hear and determine all challenges and
          questions in any way arising in connection with the right to vote;

          (d)  Count and tabulate all votes or consents; (e)

          Determine when the polls shall close;

          (f)  Determine the result; and

          (g)  Do any other acts that may be proper to
          conduct the election or vote with fairness to all shareholders.




                           ARTICLE IV
                       Board of Directors
     Section 18. Powers. Subject to the provisions of law or any limitations in the Articles of Incorporation or these bylaws, as to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised, by or under the direction of the Board of Directors. The Board of Directors may delegate the management of the day-to-day operation of the business of the corporation to a management company or other person, provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board of Directors.
     Section 19. Number of Directors. The authorized number of directors of the corporation shall be not less than a minimum of five (5) nor more than a maximum of nine (9) (which maximum number in no case shall be greater than two times said minimum, minus one) and the number of directors presently authorized is eight (8). The exact number of directors shall be set within these limits from time to time
(a) by approval of the Board of Directors, or (b) by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of shareholders pursuant to Section 13 hereinabove.
    Any amendment of these bylaws changing the maximum or minimum number of directors may be adopted only by the affirmative vote of a majority of the outstanding shares entitled to vote; provided, an amendment reducing the minimum number of directors to less than five (5), cannot be adopted if votes cast against its adoption at a meeting or the shares not consenting to it in the case of action by written consent are equal to more than 16-2/3 percent of the outstanding shares entitled to vote.

     No reduction of the authorized number of directors shall remove any director prior to the expiration of such director's term of office.

     Section 20.  Election Of Directors, Term,
Qualifications. The directors shall be elected at each annual meeting of shareholders to hold office until the next annual meeting. Each director, including a director elected or appointed to fill a vacancy, shall hold office either until the expiration of the term for which elected or appointed and until a successor has been elected and qualified, or until his death, resignation or removal. Directors need not be shareholders of the corporation.

     Section 21. Resignations. Any director of the corporation may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors of the corporation, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation specifies effectiveness at a future time, a successor may be elected pursuant to Section 23 of these bylaws to take office on the date that the resignation becomes effective.

     Section 22.  Removal.  The Board of Directors may
declare vacant the office of a director who has been declared of unsound mind by an order of court or who has been convicted of a felony.

     The entire Board of Directors or any individual director may be removed from office without cause by the affirmative vote of a majority of the outstanding shares entitled to vote on such removal; provided, however, that unless the entire Board is removed, no individual director may be removed when the votes cast against such director's removal, or not consenting in writing to such removal, would be sufficient to elect that director if voted cumulatively at an election at which the same total number of votes cast were cast (or, if such action is taken by written consent, all shares entitled to vote were voted) and the entire number of directors authorized at the time of such director's most recent election were then being elected.

     Section 23. Vacancies. A vacancy or vacancies on the Board of Directors shall be deemed to exist in case of the death, resignation or removal of any director, or upon increase in the authorized number of directors or if shareholders fail to elect the full authorized number of directors at an annual meeting of shareholders or if, for whatever reason, there are fewer directors on the Board of Directors, than the full number authorized. Such vacancy or vacancies, other than a vacancy created by the removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director. A vacancy created by the removal of a director may be filled only by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of shareholders pursuant to Section 13 hereinabove. The shareholders may elect a director at any time to fill any vacancy not filled by the directors. Any such election by written consent, other than to fill a vacancy created by removal, requires the consent of a majority of the outstanding shares entitled to vote. Any such election by written consent to fill a vacancy created by removal requires the consent of all of the outstanding shares entitled to vote.

     If, after the filling of any vacancy by the directors, the directors then in office who have been elected by the shareholders constitute less than a majority of the directors then in office, any holder or holders of an aggregate of five percent (5%) or more of the shares outstanding at that time and having the right to vote for such directors may call a special meeting of shareholders to be held to elect the entire Board of Directors. The term of office of any director shall terminate upon such election of a successor.

     Section 24. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times, places and dates as fixed in these bylaws or by the Board of Directors; provided, however, that if the date for such a meeting falls on a legal holiday, then the meeting shall be held at the same time on the next succeeding full business day. Regular meetings of the Board of Directors held pursuant to this
Section 24 may be held without notice.

     Section 25. Participation by Telephone. Members of the Board of Directors may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Such participation constitutes presence in person at such meeting.

     Section 26. Special Meetings. Special meetings of the Board of Directors for any purpose may be called by the Chairman of the Board or the President or any vice president or the Secretary of the corporation or any two (2) directors.

     Section 27. Notice of Meetings. Notice of the date, time and place of all meetings of the Board of Directors, other than regular meetings held pursuant to Section 24 above shall be delivered personally, orally or in writing, or by telephone or telegraph to each director, at least forty-eight
(48) hours before the meeting, or sent in writing to each director by first-class mail, charges prepaid, at least four
(4) days before the meeting. Such notice may be given by the Secretary of the corporation or by the person or persons who called a meeting. Such notice need not specify the purpose of the meeting. Notice of any meeting of the Board of Directors need not be given to any director who signs a waiver of notice of such meeting, or a consent to holding the meeting or an approval of the minutes thereof, either before or after the meeting, or who attends the meeting without protesting prior thereto or at its commencement such director's lack of notice. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

     Section 28. Place of Meetings. Meetings of the Board of Directors may be held at any place within or without the state which has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, designated in the bylaws or by resolution of the Board of Directors.

     Section 29. Action by Written Consent Without a Meeting. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board of Directors individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board of Directors. Such action by written consent shall have the same force and effect as a unanimous vote of such directors.

     Section 30. Quorum and Transaction of Business. A majority of the authorized number of directors shall constitute a quorum for the transaction of business. Every act or decision done or made by a majority of the authorized number of directors present at a meeting duly held at which a quorum is present shall be the act of the Board of Directors, unless the law, the Articles of Incorporation or these bylaws specifically require a greater number. A meeting at which a quorum is initially present may continue to transact business, notwithstanding withdrawal of directors, if any action taken is approved by at least a majority of the number of directors constituting a quorum for such meeting. In the absence of a quorum at any meeting of the Board of Directors, a majority of the directors present may adjourn the meeting, as provided in Section 31 of these bylaws.

     Section 31. Adjournment. Any meeting of the Board of Directors, whether or not a quorum is present, may be adjourned to another time and place by the affirmative vote of a majority of the directors present. If the meeting is adjourned for more than twenty-four (24) hours, notice of such adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of the adjournment.
     Section 32. Organization. The Chairman of the Board shall preside at every meeting of the Board of Directors, if present. If there is no Chairman of the Board or if the Chairman is not present, a Chairman chosen by a majority of the directors present shall act as chairman. The Secretary of the corporation or, in the absence of the Secretary, any person appointed by the Chairman shall act as secretary of the meeting.

     Section 33.  Compensation.  Directors and members of
committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board of Directors.

     Section 34. Committees. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two (2) or more directors, to serve at the pleasure of the Board of Directors. The Board of Directors, by a vote of the majority of authorized directors, may designate one or more directors as alternate members of any committee, to replace any absent member at any meeting of such committee. Any such committee shall have authority to act in the manner and to the extent provided in the resolution of the Board of Directors, and may have all the authority of the Board of Directors in the management of the business and affairs of the corporation, except with respect to:

          (a)  the approval of any action for which
          shareholders' approval or approval of the outstanding shares also is required by the California Corporations Code;
          (b) the filling of vacancies on the Board of Directors or any of its committees;
          (c) the fixing of compensation of directors for serving on the Board of Directors or any of its committees;
          (d) the adoption, amendment or repeal of these bylaws;
          (e) the amendment or repeal of any resolution of the Board of Directors which by its express terms is not so amendable or repealable;
          (f) a distribution to shareholders, except at a rate or in a periodic amount or within a price range determined by the Board of Directors; or
          (g) the appointment of other committees of the Board of Directors or the members thereof.
     Any committee may from time to time provide by resolution for regular meetings at specified times and places. If the date of such a meeting falls on a legal holiday, then the meeting shall be held at the same time on the next succeeding full business day. No notice of such a meeting need be given. Such regular meetings need not be held if the committee shall so determine at any time before or after the time when such meeting would otherwise have taken place. Special meetings may be called at any time in the same manner and by the same persons as stated in Sections
25 and 26 of these bylaws for meetings of the Board of Directors. The provisions of Sections 24, 27, 28, 29, 30 and
31 of these bylaws shall apply to committees, committee members and committee meetings as if the words "committee" and "committee member" were substituted for the word "Board of Directors", and "director", respectively, throughout such sections.
                          ARTICLE V

                            Officers
     Section 35. Officers. The corporation shall have a Chairman of the Board or a President or both, a Secretary, a Chief Financial Officer and such other officers with such titles and duties as the Board of Directors may determine. Any two or more offices may be held by the same person.

     Section 36. Appointment. All officers shall be chosen and appointed by the Board of Directors; provided, however, the Board of Directors may empower the chief executive officer of the corporation to appoint such officers, other than Chairman of the Board, President, Secretary or Chief Financial Officer, as the business of the corporation may require. All officers shall serve at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under a contract of employment.

     Section 37. Inability to Act. In the case of absence or inability to act of any officer of the corporation or of any person authorized by these bylaws to act in such officer's place, the Board of Directors may from time to time delegate the powers or duties of such officer to any other officer, or any director or other person whom it may select, for such period of time as the Board of Directors deems necessary.

     Section 38.. Resignations. Any officer may resign at any time upon written notice to the corporation, without prejudice to the rights, if any, of the corporation under any contract to which such officer is a party. Such resignation shall be effective upon its receipt by the Chairman of the Board, the President, the Secretary or the Board of Directors, unless a different time is specified in the notice for effectiveness of such resignation. The acceptance of any such resignation shall not be necessary to make it effective unless otherwise specified in such notice.

     Section 39. Removal. Any officer may be removed from office at any time, with or without cause, but subject to the rights, if any, of such officer under any contract of employment, by the Board of Directors or by any committee to whom such power of removal has been duly delegated, or, with regard to any officer who has been appointed by the chief executive officer pursuant to Section 36 above, by the chief executive officer or any other officer upon whom such power of removal may be conferred by the Board of Directors.

     Section 40. Vacancies. A vacancy occurring in any office for any cause may be filled by the Board of Directors, in the manner prescribed by this Article of the bylaws for initial appointment to such office.
     Section 41. Chairman of the Board. The Chairman of the Board, if there be such an officer, shall, if present, preside at all meetings of the Board of Directors and shall exercise and perform such other powers and duties as may be assigned from time to time by the Board of Directors or prescribed by these bylaws. If no President is appointed, the Chairman of the Board is the general manager and chief executive officer of the corporation, and shall exercise all powers of the President described in Section 42 below.
     Section 42.  President.  Subject to such powers, if
any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the President shall be the general manager and chief executive officer of the corporation and shall have general supervision and control over the business and affairs of the corporation, subject to the control of the Board of Directors. The President may sign and execute, in the name of the corporation, any instrument authorized by the Board of Directors, except when the signing and execution thereof shall have been expressly delegated by the Board of Directors or by these bylaws to some other officer or agent of the corporation. The President shall have all the general powers and duties of management usually vested in the president of a corporation, and shall have such other powers and duties as may be prescribed from time to time by the Board of Directors or these bylaws. The President shall have discretion to prescribe the duties of other officers and employees of the corporation in a manner not inconsistent with the provisions of these bylaws and the directions of the Board of Directors.

     Section 43. Vice Presidents. In the absence or disability of the President, in the event of a vacancy in the office of President, or in the event such officer refuses to act, the Vice President shall perform all the duties of the President and, when so acting, shall have all the powers of, and be subject to all the restrictions on, the President. If at any such time the corporation has more than one vice president, the duties and powers of the President shall pass to each vice president in order of such vice president's rank as fixed by the Board of Directors or, if the vice presidents are not so ranked, to the vice president designated by the Board of Directors. The vice presidents shall have such other powers and perform such other duties as may be prescribed for them from time to time by the Board of Directors or pursuant to Sections 35 and 36 of these bylaws or otherwise pursuant to these bylaws.

     Section 44.  Secretary.  The Secretary shall:

          (a) Keep, or cause to be kept, minutes of all meetings of the corporation's shareholders, Board of Directors, and committees of the Board of Directors, if any. Such minutes shall be kept in written form.
          (b) Keep, or cause to be kept, at the principal executive office of the corporation, or at the office of its transfer agent or registrar, if any, a record of the corpora tion's shareholders, showing the names and addresses of all shareholders, and the number and classes of shares held by each. Such records shall be kept in written form or any other form capable of being converted into written form.
          (c) Keep, or cause to be kept, at the principal executive office of the corporation, or if the principal executive office is not in California, at its principal business office in California, an original or copy of these bylaws, as amended.
          (d) Give, or cause to be given, notice of all meetings of shareholders, directors and committees of the Board of Directors, as required by law or by these bylaws.
          (e) Keep the seal of the corporation, if any, in safe custody.
          (f) Exercise such powers and perform such duties as are usually vested in the office of secretary of a corporation, and exercise such other powers and perform such other duties as may be prescribed from time to time by the Board of Directors or these bylaws.
     If any assistant secretaries are appointed, the assistant secretary, or one of the assistant secretaries in the order of their rank as fixed by the Board of Directors or, if they are not so ranked, the assistant secretary designated by the Board of Directors, in the absence or disability of the Secretary or in the event of such officer's refusal to act or if a vacancy exists in the office of Secretary, shall perform the duties and exercise the powers of the Secretary and discharge such duties as may be assigned from time to time pursuant to these bylaws or by the Board of Directors.
     Section 45.  Chief Financial.  The Chief Financial
Officer shall:

          (a) Be responsible for all functions and duties of the treasurer of the corporation.

          (b) Keep and maintain, or cause to be kept and maintained, adequate and correct books and records of account for the corporation.

          (c) Receive or be responsible for receipt of all monies due and payable to the corporation from any source whatsoever; have charge and custody of, and be responsible for, all monies and other valuables of the corporation and be responsible for deposit of all such monies in the name and to the credit of the corporation with such depositories as may be designated by the Board of Directors or a duly appointed and authorized committee of the Board of Directors.

           (d)  Disburse or be responsible for the
disbursement of the funds of the corporation as may be ordered by the Board of Directors or a duly appointed and authorized committee of the Board of Directors.

          (e) Render to the chief executive officer and the Board of Directors a statement of the financial condition of the corporation if called upon to do so.

          (f) Exercise such powers and perform such duties as are usually vested in the office of chief financial officer of a corporation, and exercise such other powers and perform such other duties as may be prescribed by the Board of Directors or these bylaws.

    If any assistant financial officer is appointed, the assistant financial officer, or one of the assistant financial officers, if there are more than one, in the order of their rank as fixed by the Board of Directors or, if they are not so ranked, the assistant financial officer designated by the Board of Directors, shall, in the absence or disability of the Chief Financial Officer or in the event of such officer's refusal to act, perform the duties and exercise the powers of the Chief Financial Officer, and shall have such powers and discharge such duties as may be assigned from time to time pursuant to these bylaws or by the Board of Directors.

     Section 46. Compensation. The compensation of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such compensation by reason of the fact that such officer is also a director of the corporation.
                           ARTICLE VI
       Contracts, Loans, Bank Accounts, Checks and Drafts
     Section 47. Execution of Contracts and Other Instruments. Except as these bylaws may otherwise provide, the Board of Directors or its duly appointed and authorized committee may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authorization may be general or confined to specific instances. Except as so authorized or otherwise expressly provided in these bylaws, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or in any amount.
     Section 48. Loans. No loans shall be contracted on behalf of the corporation and no negotiable paper shall be issued in its name, unless and except as authorized by the Board of Directors or its duly appointed and authorized committee. When so authorized by the Board of Directors or such committee, any officer or agent of the corporation may effect loans and advances at any time for the corporation from any bank, trust company, or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the corporation and, when authorized as aforesaid, may mortgage, pledge, hypothecate or transfer any and all stocks, securities and other property, real or personal, at any time held by the corporation, and to that end endorse, assign and deliver the same as security for the payment of any and all loans, advances, indebtedness, and liabilities of the corporation. Such authorization may be general or confined to specific instances.
     Section 49. Bank Accounts. The Board of Directors or its duly appointed and authorized committee from time to time may authorize the opening and keeping of general and/or special bank accounts with such banks, trust companies, or other depositories as may be selected by the Board of Directors, its duly appointed and authorized committee or by any officer or officers, agent or agents, of the corporation to whom such power may be delegated from time to time by the Board of Directors. The Board of Directors or its duly appointed and authorized committee may make such rules and regulations with respect to said bank accounts, not inconsistent with the provisions of these bylaws, as are deemed advisable.
     Section 50. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes, acceptances or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents, of the corporation, and in such manner, as shall be determined from time to time by resolution of the Board of Directors or its duly appointed and authorized committee. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories may be made, without counter-signature, by the President or any vice president or the Chief Financial Officer or any assistant financial officer or by any other officer or agent of the corporation to whom the Board of Directors or its duly appointed and authorized committee, by resolution, shall have delegated such power or by hand-stamped impression in the name of the corporation.
                         ARTICLE VII

           Certificates for Shares and Their Transfer
    Section 51. Certificate for Shares. Every holder of shares in the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman or Vice Chairman of the Board or the President or a Vice President and by the Chief Financial Officer or an assistant financial officer or by the Secretary or an assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

      In the event that the corporation shall issue any shares as only partly paid, the certificate issued to represent such partly paid shares shall have stated thereon the total consideration to be paid for such shares and the amount paid thereon.

     Section 52. Transfer on the Books. Upon surrender to the Secretary or transfer agent (if any) of the corporation of a certificate for shares of the corporation duly endorsed, with reasonable assurance that the endorsement is genuine and effective, or accompanied by proper evidence of succession, assignment or authority to transfer and upon compliance with applicable federal and state securities laws and if the corporation has no statutory duty to inquire into adverse claims or has discharged any such duty and if any applicable law relating to the collection of taxes has been complied with, it shall be the duty of the corporation, by its Secretary or transfer agent, to cancel the old certificate, to issue a new certificate to the person entitled thereto and to record the transaction on the books of the corporation.

     Section 53. Lost, Destroyed and Stolen Certificates. The holder of any certificate for shares of the corporation alleged to have been lost, destroyed or stolen shall notify the corporation by making a written affidavit or affirmation of such fact. Upon receipt of said affidavit or affirmation the Board of Directors, or its duly appointed and authorized committee or any officer or officers authorized by the board so to do, may order the issuance of a new certificate for shares in the place of any certificate previously issued by the corporation and which is alleged to have been lost, destroyed or stolen. However, the Board of Directors or such authorized committee, officer or officers may require the owner of the allegedly lost, destroyed or stolen certificate, or such owner's legal representative, to give the corporation a bond or other adequate security sufficient to indemnify the corporation and its transfer agent and/or registrar, if any, against any claim that may be made against it or them on account of such allegedly lost, destroyed or stolen certificate or the replacement thereof. Said bond or other security shall be in such amount, on such terms and conditions and, in the case of a bond, with such surety or sureties as may be acceptable to the Board of Directors or to its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors to determine the sufficiency thereof. The requirement of a bond or other security may be waived in particular cases at the discretion of the Board of Directors or its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors so to do.

     Section 54. Issuance, Transfer and Registration of Shares. The Board of Directors may make such rules and regulations, not inconsistent with law or with these bylaws, as it may deem advisable concerning the issuance, transfer and registration of certificates for shares of the capital stock of the corporation. The Board of Directors may appoint a transfer agent or registrar of transfers, or both, and may require all certificates for shares of the corporation to bear the signature of either or both.


                          ARTICLE VIII
               Inspection of Corporate Records
     Section 55. Inspection by Directors. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind of the corporation and any of its subsidiaries and to inspect the physical properties of the corporation and any of its subsidiaries. Such inspection may be made by the director in person or by agent or attorney, and the right of inspection includes the right to copy and make extracts.

     Section 56.  Inspection by Shareholders.

            (a)  Inspection of Corporate Records.

               (1) A shareholder or shareholders holding at least five percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:
                    (A)  Inspect and copy the record of
shareholders' names and addresses and shareholdings during usual business hours upon five business days' prior written demand upon the corporation; or
                    (B)  Obtain from the transfer agent, if
any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.
               (2) The record of shareholders shall also be open to inspection and copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to such holder's interest as a shareholder or holder of a voting trust certificate.
               (3)  The accounting books and records and
minutes of proceedings of the shareholders and the Board of Directors and of any committees of the Board of Directors of the corporation and of each of its subsidiaries shall be open to inspection, copying and making extracts upon written demand on the corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as a holder of such voting trust certificate.
               (4)  Any inspection, copying, and making of
extracts under this subsection (a) may be done in person or by agent or attorney.
          (a) Inspection of Bylaws. The original or a copy of these bylaws shall be kept as provided in Section 44 of these bylaws and shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is not in California, and the corporation has no principal business office in the state of California, a current copy of these bylaws shall be furnished to any shareholder upon written request.
     Section 57. Written Form. If any record subject to inspection pursuant to Section 56 above is not maintained in written form, a request for inspection is not complied with unless and until the corporation at its expense makes such record available in written form.


                           ARTICLE IX
                        Miscellaneous
     Section 58.  Fiscal Year.  Unless otherwise fixed by
resolution of the Board of Directors, the fiscal year of the corporation shall end on the 31st day of December in each calendar year.

     Section 59.  Annual Report.

          (a) Subject to the provisions of Section 59(b) below, the Board of Directors shall cause an annual report to be sent to each shareholder of the corporation in the manner provided in Section 9 of these bylaws not later than one hundred twenty (120) days after the close of the corporation's fiscal year. Such report shall include a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, accompanied by any report thereon of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that such statements were prepared without audit from the books and records of the corporation. When there are more than 100 shareholders of record of the corporation's shares, as determined by Section 605 of the California Corporations Code, additional information as required by Section 1501(b) of the California Corporations Code shall also be contained in such report, provided that if the corporation has a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, that Act shall take precedence. Such report shall be sent to shareholders at least fifteen (15) days prior to the next annual meeting of shareholders after the end of the fiscal year to which it relates.

          (b) If and so long as there are fewer than 100 holders of record of the corporation's shares, the requirement of sending of an annual report to the shareholders of the corporation is hereby expressly waived.

    Section 60. Record Date. The Board of Directors may fix a time in the future as a record date for the determination of the shareholders entitled to notice of or to vote at any meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any change, conversion or exchange of shares or entitled to exercise any rights in respect of any other lawful action. The record date so fixed shall not be more than sixty (60) days nor less than ten (10) days prior to the date of the meeting nor more than sixty (60) days prior to any other action or event for the purpose of which it is fixed. If no record date is fixed, the provisions of Section 15 of these bylaws shall apply with respect to notice of meetings, votes, and consents and the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolutions relating thereto, or the sixtieth (60th) day prior to the date of such other action or event, whichever is later.

     Only shareholders of record at the close of business on the record date shall be entitled to notice and to vote or to receive the dividend, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Articles of Incorporation, by agreement or by law.

     Section 61. Bylaw Amendments. Except as otherwise provided by law or Section 19 of these bylaws, these bylaws may be amended or repealed by the Board of Directors or by the affirmative vote of a majority of the outstanding shares entitled to vote, including, if applicable, the affirmative vote of a majority of the outstanding shares of each class or series entitled by law or the Articles of Incorporation to vote as a class or series on the amendment or repeal or adoption of any bylaw or bylaws; provided, however, after issuance of shares, a bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable board or vice versa may only be adopted by approval of the outstanding shares as provided herein.
     Section 62. Construction and Definition. Unless the context requires otherwise, the general provisions, rules of construction, and definitions contained in the California Corporations Code shall govern the construction of these bylaws.

    Without limiting the foregoing, "shall" is mandatory and "may" is permissive.


                          ARTICLE X

                       Indemnification

     Section 63.  Indemnification of Directors, Officers,
Employees And Other Agents.

          (a) Directors. The corporation shall indemnify its directors to the fullest extent not prohibited by the California General Corporation Law; provided, however, that the corporation may limit the extent of such indemnification by individual contracts with its directors; and, provided, further, that the corporation shall not be required to indemnify any director in connection with any proceeding (or part thereof) initiated by such person or any proceeding by such person against the corporation or its directors, officers, employees or other agents unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the board of directors of the corporation or (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the California General Corporation Law.
          (b) Officers, Employees and Other Agents. The corporation shall have power to indemnify its officers, employees and other agents as set forth in the California General Corporation Law.
          (c) Determination by the Corporation. Promptly after receipt of a request for indemnification hereunder (and in any event within 90 days thereof) a reasonable, good faith determination as to whether indemnification of the director is proper under the circumstances because each director has met the applicable standard of care shall be made by:
               (1) a majority vote of a quorum consisting of directors who are not parties to such proceeding;
               (2)  if such quorum is not obtainable, by
independent legal counsel in a written opinion; or
               (3)  approval or ratification by the
affirmative vote of a majority of the shares of this corporation represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by written consent of a majority of the outstanding shares entitled to vote; where in each case the shares owned by the person to be indemnified shall not be considered entitled to vote thereon.
          (d)  Good Faith.
               (1)  For purposes of any determination under
this bylaw, a director shall be deemed to have acted in good faith and in a manner he reasonably believed to be in the best interests of the corporation and its shareholders, and, with respect to any criminal action or proceeding, to have had no reasonable cause to believe that his conduct was unlawful, if his action is based on information, opinions, reports and statements, including financial statements and other financial data, in each case prepared or presented by:
                    (A)  one or more officers or employees of
the corporation whom the director believed to be reliable and competent in the matters presented;
                    (B)  counsel, independent accountants or
other persons as to matters which the director believed to be within such person's professional competence; and
                    (C)   a committee of the Board upon which
such director does not serve, as to matters within such committee's designated authority, which committee the director believes to merit confidence; so long as, in each case, the director acts without knowledge that would cause such reliance to be unwarranted.
               (2)  The termination of any proceeding by
judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the corporation and its shareholders or that he had reasonable cause to believe that his conduct was unlawful.
               (3)  The provisions of this paragraph (d)
shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth by the California General Corporation Law.
          (e) Expenses. The corporation shall advance, prior to the final disposition of any proceeding, promptly following request therefor, all expenses incurred by any director in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it shall be determined ultimately that such person is not entitled to be indemnified under this bylaw or otherwise.
         (f)  Enforcement.  Without the necessity of
entering into an express contract, all rights to indemnification and advances to directors under this bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the corporation and the director. Any right to indemnification or advances granted by this bylaw to a director shall be enforceable by or on behalf of the person holding such right in the forum in which the proceeding is or was pending or, if such forum is not available or a determination is made that such forum is not convenient, in any court of competent jurisdiction if (i) the claim for indemnification or advances is denied, in whole or in part, or (ii) no disposition of such claim is made within ninety
(90) days of request therefor. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting his claim. The corporation shall be entitled to raise as a defense to any such action (other than an action brought to enforce a claim for expenses incurred in connection with any proceeding in advance of its final disposition when the required undertaking has been tendered to the corporation) that the claimant has not met the standards of conduct that make it permissible under the California General Corporation Law for the corporation to indemnify the claimant for the amount claimed. Neither the failure of the corporation (including its board of directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in the California General Corporation Law, nor an actual determination by the corporation (including its board of directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant has not met the applicable standard of conduct.

          (g) Non-Exclusivity of Rights. To the fullest extent permitted by the corporation's Articles of Incorporation and the California General Corporation Law, the rights conferred on any person by this bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, bylaws, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office. The corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent permitted by the California General Corporation Law and the corporation's Articles of Incorporation.

          (h) Survival of Rights. The rights conferred on any person by this bylaw shall continue as to a person who has ceased to be a director and shall inure to the benefit of the heirs, executors and administrators of such a person.

          (i)  Insurance.   The corporation, upon approval by
the board of directors, may purchase insurance on behalf of any person required or permitted to be indemnified pursuant to this bylaw.

          (j) Amendments. Any repeal or modification of this bylaw shall only be prospective and shall not affect the rights under this bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the corporation.

          (k) Employee Benefit Plans.   The corporation shall
indemnify the directors and officers of the corporation who serve at the request of the corporation as trustees, investment managers or other fiduciaries of employee benefit plans to the fullest extent permitted by the California General Corporation Law.
          (l) Saving Clause. If this bylaw or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director to the fullest extent permitted by any applicable portion of this bylaw that shall not have been invalidated, or by any other applicable law.
          (m)  Certain Definitions.   For the purposes of
this bylaw, the following definitions shall apply:
               (1)  The term "proceeding" shall be broadly
construed and shall include, without limitation, the investigation, preparation, prosecution, defense, settlement and appeal of any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative.
               (2)  The term "expenses" shall be broadly
construed and shall include, without limitation, court costs, attorneys' fees, witness fees, fines, amounts paid in settlement or judgment and any other costs and expenses of any nature or kind incurred in connection with any proceeding, including expenses of establishing a right to indemnification under this bylaw or any applicable law.
               (3) The term the "corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this bylaw with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.
               (4)  References to a "director," "officer,"
"employee," or "agent" of the corporation shall include, without limitation, situations where such person is serving at the request of the corporation as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

                           ARTICLE XI
                  Loans of Officers and Others
     Section 64.  Certain Corporate Loans and Guaranties.
If the corporation has outstanding shares held of record by 100 or more persons on the date of approval by the Board of Directors, the corporation may make loans of money or property to, or guarantee the obligations of, any officer of the corporation or its parent or any subsidiary, whether or not a director of the corporation or its parent or any subsidiary, or adopt an employee benefit plan or plans authorizing such loans or guaranties, upon the approval of the Board of Directors alone, by a vote sufficient without counting the vote of any interested director or directors, if the Board of Directors determines that such a loan or guaranty or plan may reasonably be expected to benefit the corporation.
                         ARTICLE XII
                     Right of First Refusal
     Section 65. Right of First. No shareholder shall sell, assign, pledge, or in any manner transfer any of the shares of Common Stock of the corporation or any right or interest therein, whether voluntarily or by operation of law, or by gift or otherwise, except by a transfer which meets the requirements hereinafter set forth in this bylaw:
         (a)  If the shareholder desires to sell or
otherwise transfer any of his shares of Common Stock, then the shareholder shall first give written notice thereof to the corporation. The notice shall name the proposed transferee and state the number of shares to be transferred, the proposed consideration, and all other terms and conditions of the proposed transfer.

          (b) For thirty (30) days following receipt of such notice, the corporation shall have the option to purchase all (but not less than all) of the shares specified in the notice at the price and upon the terms set forth in such notice; provided, however, that, with the consent of the shareholder, the corporation shall have the option to purchase a lesser portion of the shares specified in said notice at the price and upon the terms set forth therein. In the event of a gift or property settlement that is not otherwise exempted from the provisions of this Section 64, the price shall be deemed to be the fair market value of the Common Stock at such time as determined in good faith by the Board of Directors. In the event the corporation elects to purchase all of the shares or, with consent of the shareholder, a lesser portion of the shares, it shall give written notice to the transferring shareholder of its election and settlement for said shares shall be made as provided below in subsection
(d). In the event the selling shareholder does not agree with the non-cash valuation of the shares set by the Board of Directors, the Company shall engage an independent appraiser to value the price of the shares. The selling shareholder shall have the right to approve the appraiser. The cost of the valuation shall be shared equally by the Company and the selling shareholder.

         (c)  The corporation may assign its rights
hereunder.

          (d)  In the event the corporation and/or its
assignee(s) elect to acquire any of the shares of the transferring shareholder as specified in said transferring shareholder's notice, the Secretary of the corporation shall so notify the transferring shareholder and settlement thereof shall be made in cash within thirty (30) days after the Secretary of the corporation receives said transferring shareholder's notice; provided that if the terms of payment set forth in said transferring shareholder's notice were other than cash against delivery, the corporation and/or its assignee(s) shall pay for said shares on the same terms and conditions set forth in said transferring shareholder's notice.
          (e)  In the event the corporation and/or its
assignees(s) do not elect to acquire all of the shares specified in the transferring shareholder's notice, said transferring shareholder may, within the sixty-day period following the expiration of the option rights granted to the corporation and/or its assignees(s) herein, transfer the shares specified in said transferring shareholder's notice which were not acquired by the corporation and/or its assignees(s) as specified in said transferring shareholder's notice. All shares so sold by said transferring shareholder shall continue to be subject to the provisions of this bylaw in the same manner as before said transfer.
          (f) Anything to the contrary contained herein notwithstanding, the following transactions shall be exempt from the provisions of this bylaw:
               (1)  A shareholder's transfer of any or all
shares held either during such shareholder's lifetime or on death by will or intestacy to such shareholder's immediate family or to any custodian or trustee for the account of such shareholder or such shareholder's immediate family. "Immediate family" as used herein shall mean spouse, lineal descendant, father, mother, brother, or sister of the shareholder making such transfer.
               (2)  A shareholder's bona fide pledge or
mortgage of any shares with a commercial lending institution, provided that any subsequent transfer of said shares by said institution shall be conducted in the manner set forth in this bylaw.
               (3) A shareholder's transfer of any or all of such shareholder's shares to the corporation or to any other shareholder of the corporation.
               (4) A shareholder's transfer of any or all of such shareholder's shares to a person who, at the time of such transfer, is an officer or director of the corporation.
               (5) A corporate shareholder's transfer of any or all of its shares pursuant to and in accordance with the terms of any merger, consolidation, reclassification of shares or capital reorganization of the corporate shareholder, or pursuant to a sale of all or substantially all of the stock or assets of a corporate shareholder.
               (6) A corporate shareholder's transfer of any or all of its shares to any or all of its shareholders.
               (7)  A transfer by a shareholder which is a
limited or general partnership to any or all of its partners or former partners.
          In any such case, the transferee, assignee, or other recipient shall receive and hold such Common Stock subject to the provisions of this bylaw, and there shall be no further transfer of such Common Stock except in accord with this bylaw.
          (g) The provisions of this bylaw may be waived with respect to any transfer either by the corporation, upon duly authorized action of its Board of Directors, or by the shareholders, upon the express written consent of the owners of a majority of the voting power of the corporation (excluding the votes represented by those shares to be transferred by the transferring shareholder). This bylaw may be amended or repealed either by a duly authorized action of the Board of Directors or by the shareholders, upon the express written consent of the owners of a majority of the voting power of the corporation.
          (h) Any sale or transfer, or purported sale or transfer, of securities of the corporation shall be null and void unless the terms, conditions, and provisions of this bylaw are strictly observed and followed.
          (i) The foregoing right of first refusal shall terminate on either of the following dates, whichever shall first occur:
               (1)  On September 29, 2002; or
               (2)  Upon the date securities of the
corporation are first offered to the public pursuant to a registration statement filed with, and declared effective by, the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.
          (j) The certificates representing shares of Common Stock of the corporation shall bear on their face the following legend so long as the foregoing right of first refusal remains in effect:
          "The shares represented by this certificate are subject to a right of first refusal option in favor of the corporation and/or its assignee(s), as provided in the bylaws of the corporation."