Form 10-K/A
period 1997-12-31
ARADIGM CORP
filed 1998-06-22
CIK 1013238

United States
             Securities and Exchange Commission
                 Washington, D.C. 20549

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

<PAGE 1>

Item 6.    SELECTED FINANCIAL DATA
               Years Ended December 31,
                1997        1996            1995
         (In thousands, except per share amounts)
Statements of
Operations
Data:

Contract and   $3,685       $730         $155
license
revenues

Operating
expenses:
  Research and  12,732       7,981        3,440
development
  General and   6,732        2,958        2,334
administrative
   Total       19,464       10,939       5,774
expenses
Loss from      (15,779)     (10,209)     (5,619)
operations
Interest       1,329        1,179        206
income
Interest       (234)        (52)         (20)
expense
Net loss       $(14,684)   $(9,082)    $(5,433)

Basic and      $ (1.43)    $(1.49)     $(5.41)
diluted net
loss per share
(1)
Shares used in
computing      10,280       6,098        1,004
basic and
diluted net
loss per share
(1)

Balance Sheet
Data:

Cash, cash     $24,305      $28,534      $12,117
equivalents
and
investments
Working        15,999       23,486       11,594
capital
Total assets   30,294       30,733       13,306
Noncurrent
portion of
capital lease
obligations
and equipment
loans           2,139          350          327
Accumulated    (35,827)     (21,144)    (12,069)
deficit
Total          18,659       27,886        12,121
shareholders'
equity

Years Ended    1994        1993
December 31,
(In thousands,
except per
share amounts)

Statements of
Operations
Data:

Contract and   $125        $-
license
revenues

Operating
expenses:
 Research and  2,198       926
development
 General and   1,664       741
administrative
   Total       3,862       1,667
expenses
Loss from      (3,737)     (1,667)
operations
Interest       38          13
income
Interest       (34)        (1)
expense
Net loss       $(3,733)    $(1,655)
Basic and      $(4.40)     $(2.12)
diluted net
loss per share
(1)
Shares used in
computing      849         780
basic and
diluted net
loss per share
(1)

Balance Sheet
Data:

Cash, cash     $6,087     $1,932
equivalents
and
investments
Working        5,739       1,781
capital
Total assets   6,343       2,055
Noncurrent
portion of
capital lease
obligations
and equipment
loans               -           -
Accumulated    (6,636)     (2,903)
deficit
Total          5,960       1,888
shareholders'
equity



 (1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing basic and diluted net loss per share.

<PAGE 2>

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial
condition and results  of  operations  of  the
Company should  be read  in conjunction  with
the Financial Statements  and the  related Notes
thereto included elsewhere in this Form 10-K.
Except for historical information contained
herein, the  discussion  in this section contains
forwardlooking statements,  including, without
limitation, statements regarding timing and
results of clinical trials,  the establishment of
corporate  partnering arrangements, the
anticipated commercial introduction  of  the
Company's products  and the timing  of  the
Company's  cash requirements. These forward-
looking statements involve certain risks and
uncertainties that could cause actual results  to
differ       materially   from  those in     such
forward-looking statements.
Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described in Part II, under the heading "Risk
Factors".

<PAGE 3>
Overview

  Since its inception in 1991, Aradigm has been
engaged in the  development  of pulmonary drug
delivery systems. As  of December  31, 1997, the
Company had an accumulated deficit  of $35.8
million.  The Company  has been  unprofitable
since inception  and  expects to incur additional
operating losses over at least the next several
years as the Company's research and  development
efforts, preclinical and clinical  testing
activities  and manufacturing scale-up efforts
expand  and  as the Company plans and builds its
late-stage clinical and early commercial
production capabilities.  To date, Aradigm has
not sold any products   and  does  not
anticipate   receiving significant  revenue from
products in 1998.   The sources of working
capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.
  The Company has performed and has been
compensated for expenses incurred during initial feasibility work and for work performed under collaborative agreements. Once feasibility is demonstrated, the Company's strategy is to enter into development contracts with pharmaceutical corporate partners. These partners will pay for research and development expenses and will make additional payments to the Company as it achieves certain significant milestones. The Company also expects to receive royalties from its corporate partners based on revenues received from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. However, there can be no assurance that the Company will be able to generate sufficient product or contract research revenue to become profitable or to sustain profitability.

<PAGE 4>
Results of Operations

  Years Ended December 31, 1997, 1996 and 1995

Contract  and  License  Revenue.
    The  Company reported revenues  from
contracts
and license fees of $3.7 million  in 1997
compared to $730,000 in 1996 and $155,000 in
1995. The increase  in  1997 revenue was due
primarily to a development and commercialization
agreement that was  executed   with SmithKline
Beecham  in September 1997 to develop and
commercialize  a pulmonary  delivery system  for
providing breakthrough pain relief using narcotic
analgesics. Under the terms of  the agreement,
Aradigm  could receive up to approximately  $30
million  in milestones  and development payments
by  the  time the first product  is
commercialized. Additional milestones and
development costs would be  paid  if SmithKline
Beecham and Aradigm decided to develop additional
narcotic analgesics for delivery with the AERx
Pain Management System.  Included in 1996
revenues were $500,000  of  license fees  from a
human clinical feasibility testing agreement and
$230,000  of  contract research revenues.  1995
revenues were derived entirely from contract research agreements. Costs of development contract research revenue approximate such revenue and are included in research and development expense.

<PAGE 5>
    Research   and   Development  Expenses.
Research and development  expenses  have
increased each  year  since the Company's
inception;  these expenses were  $12.7 million
in 1997  compared  to $8.0 million in 1996 and
$3.4  million  in 1995. Research and development
expenses in 1997, 1996 and 1995   represented
65%,  73%  and  60%  of  total expenses,
respectively.   Research  and development
expenses  in  1997 increased  by 60% over 1996,
attributable primarily to  hiring of additional
scientific personnel and  expenses associated
with the expansion of research and development
efforts on  the AERx system.   Research and
development expenses in 1996 increased by 132% over 1995, similarly attributable to hiring additional scientific personnel, increased costs associated with the expansion of research and development efforts on the AERx and SmartMist systems and initiation of additional clinical testing of the AERx and SmartMist systems.
  These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The
Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements, and plans, builds and scales up a late stage clinical and early stage commercial manufacturing facility.

<PAGE 6>

    General   and   Administrative  Expenses.
General and administrative expenses were $6.7
million in 1997 compared to $3.0  million in 1996
and $2.3 million in 1995.  General and
administrative expenses increased by 128% in 1997
compared  to 1996  and 27% in 1996 compared to
1995, attributable primarily to  support  of  the
Company's increased  research  efforts,
additional facilities   expense,  administrative
staffing, business  development  and marketing
activities. The Company expects  to incur greater
general and administrative expenses in  the
future as it expands its research, development
and manufacturing activities and increases  its
efforts  to develop collaborative relationships
with corporate partners.
    Interest  Income.  Interest  income
increased to $1.3 million  in  1997  from $1.2
million in 1996 and $206,000  in 1995. Interest
income in 1997 was consistent with that in 1996
due  to  similar average cash balances during
those two years. Interest  income increased
significantly in 1996 compared  to 1995
primarily due to increased average cash balances
in 1996 resulting  from the sales of preferred
stock in December  1995 and common stock  in
June  1996  in  conjunction  with the Company's
initial public offering.
    Interest Expense.  Interest expense was
$234,000 in 1997 compared  to  $52,000  in  1996
and $20,000  in 1995. These increases  resulted
primarily from higher outstanding capital lease
and equipment  loan balances  under  the
Company's equipment lines of credit.
  Net Operating Loss Tax Carryforwards.  As of
December 31, 1997,   the  Company  had  federal
net  operating loss tax carryforwards   of
approximately   $35.0   million. These
carryforwards will expire beginning in the year 2006. Utilization of net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided for by the Internal Revenue
Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

<PAGE 7>

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

     Net  cash  used  in operating activities  in
1997, was $7.8  million compared to $7.1 million
in 1996.  This increase resulted primarily  from
an increase  in   net loss of $5.6  million and
increases in current assets, largely offset by
net increases in accrued liabilities and deferred
revenue. Net cash used in operating activities in
1996 was $7.1 million compared  to  $5.2  million
in 1995.  This increase  resulted primarily  from
an  increase in net loss  of  $3.6  million
partially  offset  by an increase in accrued
liabilities  and accounts payable reduced by a
net increase in current assets.
    Net  cash used in investing activities in
1997 was $463,000 compared  to $11.9 million in
1996. This resulted primarily from the Company's
receipt of net proceeds from investment
maturities partially  offset  by expenditures
made for capital equipment.  Net  cash  used in
investing activities in 1996 was $11.9  million
compared  to $535,000  in   1995. The increase
resulted primarily from the Company's net purchase of investments and additional capital expenditures.

<PAGE 8>
     Net  cash provided by financing activities
in 1997 was $6.4  million  primarily  from the
receipt of proceeds from equipment loans and
issuances of common stock partially offset by
repayment of capital lease obligations.  Net cash
provided by financing  activities in 1996 of
$24.3 million was  due primarily  to  the receipt
of net proceeds from the  Company's initial
public  offering.   Net cash provided  by
financing activities for 1995 was $11.7 million, primarily a result of $11.6 million in net proceeds from the issuance of preferred stock.

   The development of the Company's technology
and proposed products  will  require a commitment
of substantial funds  to conduct the costly and
timeconsuming research and preclinical and
clinical  testing activities necessary  to
develop and refine such technology and proposed
products and to bring  any such products  to
market.   The Company's  future  capital
requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale up of the Company's production technologies, the cost involved in preparing, filing, prosecuting maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

<PAGE 9>

     The  Company expects that its existing
capital resources, committed funding from its
existing corporate partnership with SmithKline
Beecham and projected interest income will
enable the Company to maintain current and
planned operations through at  least  1998.
However, there can be no assurance that the
Company  will not need to raise substantial
additional capital to  fund its operations prior
to such time.  There can  be  no assurance  that
additional financing  will be available  on
acceptable  terms or at all.  The Company's cash
requirements, however, may vary materially from
those now planned because of results of research
and development efforts, including capital
expenditures  and funding preclinical  and
clinical  trials, manufacturing scaleup in
connection with the commercialization of the
SmartMist system, and manufacturing capacity for
preclinical, clinical and full scale
manufacturing requirements of the AERx system.
The Company may seek  additional  funding
through collaborations  or through public  or
private equity or debt financings. However,
there cannot be  any  assurance that additional
financing  can be obtained  on acceptable terms,
or at all. If additional  funds are raised by
issuing  equity securities, dilution to
shareholders may result. If adequate funds are
not available, the  Company may be required to
delay, to reduce the scope of, or to  eliminate
one or more of its research and development
programs,  or  to  obtain  funds through
arrangements   with collaborative partners or
other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

<PAGE 10>

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

<PAGE 11>

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

<PAGE 12>

Uncertainty of Successful Product Development
 The  Company's  AERx systems are at  an  early
stage of development   and  are  being  tested
using  patient operated prototypes.   The AERx
systems  will  require   substantial additional
development, preclinical and clinical testing and
investment  before  they  can  be commercialized.
To further develop  its  AERx  systems,  the
Company  must address  many engineering  and
design issues, including ensuring  that  the
device has  the ability to deliver a reproducible
amount of drug into the bloodstream and can be
manufactured successfully as  a  hand-held
system. No assurance can be made  that  the
Company   will be  successful  in addressing
these  design, engineering   and manufacturing
issues. Additionally, the Company may need to formulate and will need to package drugs for delivery by its AERx systems. There can be no assurance that the Company will be able to successfully formulate and package such drugs.
The Company will need to demonstrate that drugs delivered by its AERx systems remain safe and efficacious and that over time and under differing storage conditions, such drugs will not be subject to physical or chemical instability or other problems that would prohibit the AERx systems from being commercially viable.
While development efforts are at different stages for different products, there can be no assurance that the Company will be successful in any of its product development efforts, or that the Company will not abandon some or all of its proposed products. Failure by the Company to successfully develop its potential products in a timely manner would have a material adverse effect on the Company.

<PAGE 13>

Uncertainty of Successful Product
Commercialization

     The  Company's  success in commercializing
its products will  be dependent upon many
factors, including acceptance by health  care
professionals and patients.  Acceptance  of the
Company's products will largely depend on
demonstrating that the Company's products are
competitive with alternate delivery systems  with
respect to safety, efficacy, ease of  use  and
price.  The Company believes that market
acceptance  of  its SmartMist   system  will
depend largely  upon health care professionals
and  third-party payors determining  that the
SmartMist  system  offers medical and economic
benefits over existing asthma therapies. In
addition, the SmartMist system is  specifically
designed for the canisters currently used  by
some  of  the  leading manufacturers of MDIs. If,
among  other things, manufacturers decide to
change the dimensions of their canisters, the
Company could be adversely affected. Moreover,
MDIs use chlorofluorocarbons("CFCs") as a
propellant for the medication.   The Company  is
aware  of initiatives   and international
agreements to ban CFCs, which could have an adverse effect on the Company. In order to commercialize the SmartMist system, the company is pursuing collaborations with pharmaceutical firms, disease management companies and managed care organizations in order to develop the market for this product and to realize its potential as part of a broader disease management program. There can be no assurance that the SmartMist system or the Company's products in development will prove competitive or that the Company will be successful in taking products from their current state of development to commercial introduction or success. Failure by the Company to successfully commercialize its potential products in a timely manner would have a material adverse effect on the Company.

<PAGE 14>

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

<PAGE 15>

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


<PAGE 16>

Limited Manufacturing Experience

     The Company has only limited experience in manufacturing. To date, the Company has scaled-up its manufacturing capabilities to support the product launch of the SmartMist system. In the event the SmartMist system achieves market acceptance, the Company will need to further increase its current manufacturing capacity. In addition, the Company is in the process of increasing the production of disposable drug packets for the AERx system for later stage clinical trials. The Company anticipates making significant expenditures to attempt to provide for the high volume manufacturing required for multiple AERx products, if such products are successfully developed. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up, or that any such scaleup can be achieved in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent late stage clinical testing and commercialization of the Company's products. The
Company's manufacturing facilities and those of its contract manufacturers will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities must comply with good manufacturing practice ("GMP") requirements of the FDA. There can be no assurance the Company will satisfy such regulatory requirements and any failure to satisfy GMP and other requirements could have a material adverse effect on the Company.

<PAGE 17>

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

Future Capital Needs; Uncertainty of Additional
Funding

     The   Company's   operations  to   date
have consumed substantial and increasing amounts
of cash. The negative  cash flow   from
operations is  expected  to continue   in the
foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds. In addition, costly and time consuming research and preclinical and clinical testing activities must be conducted to develop, refine and commercialize such technology and proposed products. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scaleup of the Company's production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

<PAGE 18>

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

<PAGE 19>

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

<PAGE 20>

     Company  policy  is  to require its
officers, employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of their relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information. Violations of such agreements are difficult to police. See
"Business Intellectual Property and Other
Proprietary Rights."

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

<PAGE 21>

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

<PAGE 22>

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

<PAGE 23>

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

<PAGE 24>

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

<PAGE 25>

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

<PAGE 26>

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

<PAGE 27>

Uncertainty Related to Third-Party Reimbursement

   In both domestic and foreign markets, sales of the Company's current and potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services.
Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that any of the Company's current and potential products will be reimbursable by thirdparty payors. In addition, there can be no assurance that the Company's current and potential products will be considered cost-effective or that adequate third-party reimbursement will be available to enable Aradigm to maintain price levels sufficient to realize a profit.
Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's current and potential products are approved for marketing and any such changes could further limit reimbursement.

<PAGE 28>

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

<PAGE 29>

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


ERNST & YOUNG LLP
Palo Alto, California
February 6, 1998

<PAGE 30>




              Aradigm Corporation
                Balance Sheets
       (In thousands, except share data)

                              December 31,
                              1997        1996
  Assets
  Current assets:
   Cash and cash equivalents   $15,517  $17,454
   Short-term investments        8,788    8,078
   Receivables                     261        -
   Inventories                     520        -
   Other current assets            409      451
    Total current assets        25,495   25,983
 Investments                         -    3,002
 Property and equipment, net     4,417    1,453
 Notes receivable from officers    303      220
 Other assets                       79       75
    Total assets               $30,294   30,733
 Liabilities and shareholders'
 equity
 Current liabilities:
  Accounts payable             $ 1,505  $   601
  Accrued clinical and other         -      899
  studies
  Accrued compensation             728      280
  Deferred revenue               6,339      169
  Other accrued liabilities        342      279
  Current portion of
  capital lease
  obligations                      582      269
  and equipment loans
   Total current liabilities    9,496    2,497

 Noncurrent portion of capital
  lease obligations              2,139      350
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
   shareholders' equity


<PAGE 31>

                      Aradigm Corporation
                   Statements of Operations
 (In thousands, except share and per share data)



                     Years ended December 31,
                    1997     1996       1995


Contract and license  $  3,685    $   730     $155
  revenues

Expenses:
  Research and       12,732       7,981      3,440
  development
  General and        6,732        2,958      2,334
  administrative
    Total expenses   19,464       10,939     5,774

Loss from operations (15,779)     (10,209)  (5,619)

 Interest income      1,329        1,179       206
 Interest expense     (234)        (52)        (20)
   Net loss           $(14,684)   $(9,082)  (5,433)

Basic and diluted     $(1.43)   $(1.49)     $(5.41)
   net loss per
   share
 Shares used in
  computing basic   10,280,091  6,098,038  1,004,133
   and diluted net
  loss per share

<PAGE 32>

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
December 31,
1997



               Aradigm Corporation Statement of Shareholders' Equity
                        (continued)
               (In thousands, except share data)

               Share-    Total
               holder    Deferred   Accumu- Share-
               Notes     Compen-    lated    holders
               Receiv-   sation    Deficit   Equity
               able

Balances at      $(84)  $   -   $(6,636)  $ 5,960
December 31,
1994
Issuance of      (143)      -         -        13
common stock
Repurchase of       3       -         -         -
common stock
Repayment of       28       -         -        28
notes
receivable
Issuance of
Series E             -       -         -   11,553
convertible
preferred
stock
Net loss           -       -     (5,433)   (5,433)

Balances at      (196)      -   (12,069)   12,121
December 31,
1995
Issuance of      (288)      -         -        62
common stock
Repurchase of       1       -         -         -
common stock
Issuance of
common stock
upon               -       -         -         -
conversion of
preferred
stock and
warrants,
net
Issuance of         -       -         -    24,591
common stock
Deferred            -   (495)         -         -
compensation
Amortization        -     187         -       187
of deferred
compensation
Net change in       -       -         7         7
unrealized
gain (loss)
on available-
for-sale
investments
Net loss            -       -   (9,082)    (9,082)
Balances at      (483)  (308)   (21,144)    27,886
December 31,
1996
Issuance of         -       -         -      5,164
common stock
Repurchase of       9       -         -          -
common stock
Repayment of       88       -         -         88
shareholder
notes
Amortization        -     204         -        204
of deferred
compensation
Net change in       -       -         1          1
unrealized
gain (loss)
on available-
for-sale
investments
Net loss            -       -     (14,684)   (14,684)


Balances at      $(386) $(104) $(35,827) $18,659
 December 31,
1997

<PAGE 33>


                     Aradigm Corporation
                   Statements of Cash Flows
                        (In thousands)


                        Years ended December 31,
                        1997          1996          1995

Cash flows from
operating activities
Net loss              $(14,684)     $(9,082)     $(5,433)

Adjustments to
reconcile net loss
to net cash used in
operating
activities:
Depreciation and          691          389            193
amortization
Amortization of           204           187             -
deferred
compensation
Loss on disposal of         -           -          18
property and
equipment
Loss on sale-               -           -          95
leaseback
transaction
Changes in operating
assets and
liabilities:
Receivables              (261)          260     (260)
Inventories and          (478)         (376)     (39)
other current assets
Other assets               (4)          (8)      (59)

Accounts payable         904            426      (40)
Accrued liabilities    (388)          1,172      118
Deferred revenue      6,170             (61)     230
Cash used in         (7,846)          (7,093)  (5,177)
 operating activities


Cash flows from
investing activities
Capital expenditures  (2,756)           (811)  (535)

Purchases of        (27,278)        (191,767)      -
 available-
for-sale
investments
Proceeds from         29,571         180,694        -
maturities of
available-for-sale
investments
Cash used in         (463)          (11,884)     (535)
 investing activities

Cash flows from
financing activities
Proceeds from         -                 -       11,553
issuance of
preferred stock
Proceeds from        5,164           24,653        13
issuance of common
stock, net
Proceeds from           88               -         28
repayments of
shareholder notes
Proceeds from sale
of equipment in sale-     -             -          390
leaseback
transaction
Notes receivable       (83)             (69)      (151)
from officers
Proceeds from        1,437                 -          -
equipment loans
Payments on lease    (234)              (270)       (91)
obligations and
equipment loans
Cash provided by      6,372            24,314      11,742
 financing activities


Net (decrease)       (1,937)            5,337       6,030
increase in cash and
cash equivalents
Cash and cash         17,454            12,117      6,087
equivalents at
beginning of year
Cash and cash       $ 15,517          $17,454      $12,117
 equivalents at end
of year

Supplemental
investing and
financing activities
Common stock issued   $     -    $   288      $      143
 in exchange for
notes receivable
Common stock
repurchased upon      $     9    $     1      $   3
cancellation of
shareholder notes
Acquisition of        $   899    $   395      $ 585
equipment under
capital leases

<PAGE 34>

Aradigm Corporation Notes to Financial Statements
December 31, 1997

1. Organization and Summary of Significant
Accounting Policies

Organization and Basis of Presentation
Aradigm  Corporation  (the  "Company")  was  incorporated
in California.  Through June 1997, prior to the  signing
of the Company's collaborative agreement with SmithKline
Beecham (see Note   7),  the  Company was in the
development stage.   Since inception,  Aradigm  has been
engaged in the development  and commercialization  of
noninvasive pulmonary  drug  delivery systems. The
Company does  not   anticipate   receiving
significant revenue from the sale of products in the
upcoming year.  Principal  activities to date have
included obtaining financing,  recruiting  management
and technical personnel, securing   operating
facilities, conducting research   and development, and
expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

<PAGE 35>

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

Revenue Recognition
Contract   revenues  consist  of  revenue  from
collaboration agreements  and  feasibility studies. The
Company  recognizes revenue  ratably under the agreements
as costs  are  incurred. Deferred  revenue represents the
portion of research  payments received  that  has  not
been earned.   In  accordance  with contract   terms,
upfront and  milestone   payments   from collaborative
research agreements    are     considered reimbursements
for costs incurred under the  agreements  and,
accordingly,   are generally  deferred  when   received
and recognized as revenue based on actual efforts expended over the remaining terms of the agreements.
Nonrefundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Costs of contract revenue approximate such revenue and are included in research and development expenses.

<PAGE 36>

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

<PAGE 37>

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

<PAGE 38>

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

2. Financial Instruments

Cash Equivalents and Investments
The  Company considers all highly liquid investments
purchased with  an original maturity of three months or
less to be  cash equivalents.  The Company places its
cash and cash equivalents in  money market funds,
commercial paper and corporate  master notes.   The
Company's  shortterm investments  consist          of
corporate notes and market auction preferred securities with maturities ranging from 3 to 12 months. Other investments consist of corporate notes with maturities greater than 12 months.

<PAGE 39>

The  Company classifies its investments as available-for
sale. Available-for-sale investments are recorded at fair
value with unrealized  gains  and losses reported  in
the statement  of shareholders' equity.  Fair values of
investments are based on quoted  market  prices, where
available.  Realized  gains  and losses,  which have been
immaterial to date, are  included  in interest  and other
income and are derived using the  specific identification
method for determining the cost of  investments sold.
Dividend and interest income is recognized when
earned. The following  summarizes the Company's cash
equivalents and investments:
                                         Estimated
                                           Fair Value
                                           at December 31,
                                      1997       1996
Cash and cash equivalents:
  Money market fund                   $   6,000    $17,000
  Commercial paper                   14,331,000  16,939,000

                                   $ 14,337,000  $16,956,000

Short-term investments:
  Commercial paper                 $  3,272,000    $       -
  Corporate notes                     3,216,000    6,978,000
  Market auction preferred
  securities                          2,300,000    1,100,000
                                   $  8,788,000   $8,078,000
 Investments:
  Corporate notes                  $  -           $3,002,000

As of December 31, 1997 and 1996, the difference between the estimated fair value and the amortized cost of available-for sale securities was immaterial. As of December 31, 1997, the average portfolio duration was approximately two months, and the contractual maturity of any single investment did not exceed six months from the balance sheet date.

<PAGE 40>

3. Inventories
Inventories  are stated at the lower of cost (first-in
first out basis) or market.  Inventories consist of the
following:
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

<PAGE 41>

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

                                      Operating
                                      Capital
                                      Leases        Leases
Years ending December 31:
1998                                 $843,000      $954,000
1999                                1,066,000       842,000
2000                                1,298,000       723,000
2001                                1,620,000       684,000
2002 and thereafter                33,539,000       462,000

Total minimum lease payments       $38,366,000    3,665,000

Less amount representing interest                (944,000)
Present value of future lease                   2,721,000
payments
Current  portion of  capital  lease              (582,000)
obligations
Noncurrent portion of capital lease             $2,139,000
obligations

Rent expense under these operating leases totaled
$420,000, $197,000, and $76,000  for  the  years ended
December 31, 1997, 1996,  and  1995, respectively.

<PAGE 42>

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

<PAGE 43>

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

<PAGE 44>

The following is a summary of activity under the Plan:

                                   Options Outstanding
                     Shares
                     Available                         Weighted
                     for Grant   Number of  Price Per  Average
                        of        Shares      Share    Exercise
                      Options                           Price
Balance at           270,825     539,175    $0.10-       $0.29
December 31, 1994                            $0.37
   Shares            150,000     -          $     -     $    -
   authorized
   Shares granted    (290,550)   290,550     $0.33-       $0.43
                                             $0.43
   Shares            -           (335,876)   $0.33-       $0.38
   exercised                                 $0.43
   Shares            41,607      (41,607)    $0.33-       $0.39
   cancelled                                 $0.43
Balance at           171,882     452,242     $0.10-       $0.30
December 31, 1995                            $0.43
   Shares           1,005,000     -             $-         $-
   authorized
   Shares granted    (523,520)   523,520     $0.57-       $3.66
                                             $9.88
   Shares            -           (662,629)   $0.10-       $0.53
   exercised                                 $5.33
Balance at           653,362     313,133     $0.10-        $5.45
December 31, 1996                            $9.88
   Shares granted    (550,600)   550,600     $6.88-        $8.75
                                             $12.88
   Shares           -           (5,625)      $5.33         $5.33
   exercised
   Shares            24,229      -           $0.37-        $0.49
   repurchased                               $0.57
   Shares            26,825      (26,825)    $5.33-        $6.03
   cancelled                                 $9.88
Balance at           153,816     831,283     $0.10-        $7.62
December 31, 1997                            $12.88


                        Options Outstanding and Exercisable
                                                Weighted
                                  Weighted       Average
                                   Average      Remaining
Exercise Price Range    Number    Exercise     Contractual
                                    Price         Life
                                               (in years)
$0.10-$2.00              69,033      $0.46          6.6
$4.00-$6.88             188,900      $5.70          8.7
$7.00-$9.88             473,200      $8.42          9.2
$11.13-$12.88           100,150     $12.35          9.8
$0.10-$12.88            831,283      $7.62          9.0

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related Interpretations in accounting for its employee and non-employee director stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option pricing valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

<PAGE 45>

The Company recorded deferred compensation of approximately $495,000 for the difference between the grant price and the deemed fair value of certain of the
Company's  common  stock options granted in    1996.  This
amount is being amortized  over
the vesting period of the individual options, generally a 48 month period. Deferred compensation expense recognized in the years ended December 31, 1997 and 1996 was approximately $204,000 and $187,000, respectively. The weighted average fair value of options granted during 1996 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $2.15. There were no such grants in 1997. The weighted average fair value of options granted during 1997 and 1996 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $3.35 and $5.60, respectively.

Pro forma information regarding net loss and basic and
diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if
the  Company had   accounted   for  its  employee and non-
employee director stock  options   granted subsequent  to
December 31, 1994 under the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate ranging from 5.7%-6.4%, 5.1%-5.8% and 5.5%-7.9% for the years  ending  December
31, 1997, 1996 and 1995, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 0.7; and a weighted average
expected option  life  of  four years.   Options granted prior
to the Company's initial public offering in June 1996 have a volatility factor of 0.0.

<PAGE 46>

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Pro forma information on the above basis is as follows:

                                  Year ended December 31,
                         1997          1996          1995
Pro forma net loss       $(14,960,000) $(9,117,000) $(5,437,000)
Net loss - as reported   $(14,684,000) $(9,082,000) $(5,433,000)

Pro forma basic and      $ (1.46)       $ (1.50)        $(5.41)
diluted net loss per
share
Basic and diluted net    $ (1.43)       $ (1.49)       $(5.41)
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

<PAGE 47>

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

<PAGE 48>

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

In December 1995, the Company entered into a feasibility agreement with a pharmaceutical company to determine the feasibility of using the Company's AERx
Pulmonary Drug Delivery System for the delivery of a specified drug. The agreement provided for a $260,000
research  and development payment.      Under  this
agreement,  revenues  of  $30,000 and
$230,000  were recognized in 1995 and 1996, respectively.
In November 1996, the Company entered into a second such agreement with the pharmaceutical company that provided for a $140,000 research and development payment. Costs associated with research and development activities
attributable to these agreements are    expected   to
approximate   the   revenues
recognized.   The agreement also provided for a
nonrefundable license fee of $500,000 upon execution of the agreement, which was recognized as revenue in 1996.
8. Related Party Transactions

<PAGE 49>

At December 31, 1997, the Company has notes receivable, including accrued interest, totaling $303,000 from officers of the Company. Included therein are $153,000 of promissory notes bearing interest at 6%-7% per annum, generally due and payable three years from the date of the notes, and collateralized by certain personal assets of the officers and a $90,000 full recourse promissory note bearing no interest and due and payable in September 1998.

At December 31, 1997, the fair value of these notes is not materially different from their carrying values. The fair values were estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and to borrowers of similar credit quality.

9. Income Taxes

The  Company uses the liability method to account  for
income taxes   as  required  by  Statement  of  Financial
Accounting Standards  No. 109, "Accounting for Income
taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are expected to be in effect when the differences are expected to reverse.
Significant  components of the Company's deferred  tax assets are as follows:
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

<PAGE 50>

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


<PAGE 51>


                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)Financial Statements.

  Included in Part II of this Report:      Page in Form 10-K
        Report of Ernst & Young LLP, Independent Auditors 33 Balance Sheets --- December 31, 1997 and 1996 34 Statements of Operations ---
        Years ended December 31, 1997, 1996, and 1995 35 Statements of Shareholders' Equity ---
        Years ended December 31, 1997, 1996 and 1995      36

        Statements of Cash Flows ---
        Years ended December 31, 1997, 1996 and 1995      37

        Notes to Financial Statements                     38

  (2) Financial Statement Schedules.

      None.

  (3) Exhibits.

      23.1    (5)Consent of Ernst & Young L.L.P., Independent
               Auditors.
      27.1      Financial Data Schedule for the year ended December
               31, 1997.
      27.2      Restated Financial Data Schedule for the year ended
               December 31, 1996.

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

(c)       Index to Exhibits.

      See Exhibits listed under Item 14 (a) (3).

(d)       Financial Statement Schedules.

      None.






<PAGE 52>




                           SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 19th day of June, 1998.

                              ARADIGM CORPORATION


                              By:/s/Richard P. Thompson
                              Richard P. Thompson
                              President and Chief
                              Executive Officer



   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                Date
/s/Richard P. Thompson   President, Chief     June 19,1998
Richard P. Thompson      Executive Officer
                         and Director
                         (Principal Executive
                         Officer)


/s/Mark A. Olbert*      Vice President,      June 19,1998
Mark A. Olbert          Finance and
                        Administration
                        and Chief Financial
                        Officer (Principal
                         Financial and
                         Accounting Officer)


/s/Reid M. Rubsamen*     Vice President, June 19, 1998
Reid M. Rubsamen, M.D.   Medical Affairs,
                         Secretary
                         and Director


/s/Burton J. McMurtry*  Director          June 19, 1998
Burton J. McMurtry, Ph.D.

/s/Gordon W. Russell*        Director     June 19, 1998
Gordon W. Russell


/s/Fred E. Silverstein*       Director    June 19, 1998
Fred E. Silverstein, M.D.

/s/Virgil D. Thompson*        Director     June 19,1998
Virgil D. Thompson


*By:/S/Richard P. Thompson

    Richard P. Thompson
    Attorney-in-Fact

<PAGE 53>

INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION OF DOCUMENT
23.1          Consent of Ernst & Young LLP, Independent Auditors.
27.1          Financial Data Schedule for the year ended December 31, 1997.
27.2          Restated Financial Data Schedule for the year ended
              December 31, 1996.


EXHIBIT 23.1


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-15947 pertaining to the 1996 Equity Incentive Plan of Aradigm Corporation, the Employee Stock Purchase Plan of Aradigm Corporation, and the Non-Employee Directors' Stock Option Plan of
Aradigm Corporation of our report dated February 6, 1998, with respect to the financial statements of Aradigm
Corporation included in the Annual Report (Form 10-K/A) for the year ended December 31, 1997.


                              ERNST & YOUNG LLP


Palo Alto, California
June 19, 1998