Form 10-Q/A
period 1998-03-31
ARADIGM CORP
filed 1998-07-06
CIK 1013238

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-Q/A

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

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

          (a)  Exhibits

          Item      Description
               10.1*     1996 Equity Incentive Plan, as amended
               10.2*     Employee Stock Purchase Plan, as amended
               27.1**    Financial Data Schedule
               27.2**    Restated Financial Data Schedule

               * Filed as an exhibit to the Company's Proxy
                 Statement filed on April 16, 1998 and
                 incorporated herein by reference.

               **Previously filed.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 6, 1998

                              ARADIGM CORPORATION
                              (Registrant)



                              /s/ Mark A. Olbert
                              Mark A. Olbert
                              Vice President, Finance and
                              Administration and Chief Financial
                              Officer



                           FORM 10-Q/A
                        INDEX TO EXHIBITS



Exhibit Number      Description

10.1*               1996 Equity Incentive Plan, as amended
10.2*               Employee Stock Purchase Plan, as amended
27.1**              Financial Data Schedule
27.2**              Restated Financial Data Schedule



* Filed as an exhibit to the Company's Proxy Statement filed on April 16, 1998 and incorporated herein by reference.

**   Previously filed.