Form 10-Q
period 1998-06-30
ARADIGM CORP
filed 1998-08-14
CIK 1013238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number 0-28402

                              ARADIGM CORPORATION
             (Exact name of registrant as specified in its charter)

                        California                                                94-3133088
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


                  26219 Eden Landing Road, Hayward, CA  94545
          (Address of principal executive offices including zip code)


                                 (510) 783-0100
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              ------   ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, no par value                  12,091,500 shares
     -------------------------------         -------------------------------
                (Class)                     (Outstanding at August 1, 1998)

                               ARADIGM CORPORATION


                                      INDEX



                          PART I. FINANCIAL INFORMATION
                                                                                          Page No.
ITEM 1.     FINANCIAL STATEMENTS

Statements of Operations (Unaudited)
            Three months ended June 30, 1998 and 1997                                          3
            Six months ended June 30, 1998 and 1997                                            4

Balance Sheets
            June 30, 1998 (Unaudited) and December 31, 1997                                    5

Statements of Cash Flows (Unaudited)
           Six months ended June 30, 1998 and 1997                                             6

Notes to Unaudited Financial Statements                                                        7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                                      9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                              12


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                 13

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                         13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                                                              13

ITEM 5.     OTHER MATTERS                                                                     14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                  15

            Signature                                                                         16

            Exhibits                                                                          17

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS



                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)



                                                       Three months ended
                                                            June 30,
                                              ------------------------------------
                                                  1998                    1997
                                              ------------           ------------
                                                          (unaudited)
Contract revenues                             $      4,077           $        170
Expenses:
     Research and development                        5,602                  3,274
     General and administrative                      2,673                  1,527
                                              ------------           ------------
Total expenses                                       8,275                  4,801

                                              ------------           ------------
Loss from operations                                (4,198)                (4,631)

Interest income                                        493                    342
Interest expense                                      (127)                   (22)
                                              ------------           ------------
Net loss                                      $     (3,832)          $     (4,311)
                                              ============           ============

Basic and diluted net loss per share          $      (0.32)          $      (0.42)
                                              ------------           ------------

Shares used in computing basic and
     diluted net loss per share                 11,868,752             10,201,495
                                              ============           ============





                            See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)



                                                        Six months ended
                                                           June 30,
                                              ------------------------------------
                                                 1998                     1997
                                              ------------           ------------
                                                         (unaudited)
Contract revenues                             $      6,829           $        740
Expenses:
     Research and development                       10,009                  5,799
     General and administrative                      5,028                  2,442
                                              ------------           ------------
Total expenses                                      15,037                  8,241

                                              ------------           ------------
Loss from operations                                (8,208)                (7,501)

Interest income                                        811                    724
Interest expense                                      (217)                   (36)
                                              ------------           ------------
Net loss                                      $     (7,614)          $     (6,813)
                                              ============           ============

Basic and diluted net loss per share          $      (0.68)          $      (0.67)
                                              ------------           ------------

Shares used in computing basic and
     diluted net loss per share                 11,239,897             10,205,370
                                              ============           ============





                            See accompanying notes.

                               ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (In thousands, except share information)

                                                                     June 30,         December 31,
                                                                      1998               1997
                                                                  -----------         -----------
                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $ 25,686           $ 15,517
     Short-term investments                                           14,290              8,788
     Receivables                                                       1,155                261
     Inventories                                                         242                520
     Other current assets                                                784                409
                                                                    --------           --------
       Total current assets                                           42,157             25,495

Property and equipment, net                                            8,586              4,417
Notes receivable from officers                                           215                303
Other assets                                                              79                 79
                                                                    --------           --------
                  Total assets                                      $ 51,037           $ 30,294
                                                                    ========           ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $  1,891           $  1,505
     Accrued clinical and other studies                                   --                 --
     Accrued compensation                                              1,173                728
     Deferred revenue                                                 13,675              6,339
     Other accrued liabilities                                           634                342
     Current portion of capital lease obligations and
       equipment loans                                                 1,067                582
                                                                    --------           --------
          Total current liabilities                                   18,440              9,496

Noncurrent portion of capital lease obligations and
     equipment loans                                                   3,755              2,139
Commitments and contingencies
Shareholders' equity:
     Common stock, no par value, 40,000,000 shares
       authorized; issued and outstanding shares: June 30,
       1998 - 12,091,500; December 31, 1997 - 10,632,133
                                                                      73,233             54,976
Shareholder notes receivable                                            (308)              (386)
Deferred compensation                                                   (622)              (104)
Accumulated deficit                                                  (43,461)           (35,827)
                                                                    --------           --------
       Total shareholders' equity                                     28,842             18,659
                                                                    --------           --------
          Total liabilities and shareholders' equity                $ 51,037           $ 30,294
                                                                    ========           ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)




                                                                   Six months ended
                                                                        June 30,
                                                              ----------------------------
                                                                1998               1997
                                                              --------           --------
                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (7,614)          $ (6,813)
  Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation and amortization                                  781                280
    Warrant expense for services received                          323                 --
    Amortization of deferred compensation                          131                102
    Changes in assets and liabilities:
      Receivables                                                 (894)                --
      Inventories and other current assets                         (97)              (365)
      Accounts payable                                             386                543
      Accrued liabilities                                          737               (455)
      Deferred revenue                                           7,336               (129)
                                                              --------           --------
Cash provided by (used in) operating activities                  1,089             (6,837)
                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (4,950)            (1,399)
  Purchases of available-for-sale investments                  (16,682)           (17,986)
  Proceeds from maturities of available-for-sale investments    11,160             21,020
                                                              --------           --------
Cash (used in) provided by investing activities                (10,472)             1,635
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                   17,302                 30
  Proceeds from repayments of shareholder notes                     72                 52
  Notes receivable from officers                                    77                (22)
  Proceeds from equipment loans                                  2,457                 --
  Payments on lease obligations and equipment loans               (356)              (156)
                                                              --------           --------
Cash provided by (used in) financing activities                 19,552                (96)
                                                              --------           --------
Net increase (decrease) in cash and cash equivalents            10,169             (5,298)
Cash and cash equivalents at beginning of period                15,517             18,554
                                                              --------           --------
Cash and cash equivalents at end of period                    $ 25,686           $ 13,256
                                                              ========           ========


SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
  Common stock repurchased upon cancellation of
    shareholder notes                                         $     17           $      9
  Acquisition of equipment under capital leases               $     --           $    150


                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
Aradigm Corporation (the "Company") was incorporated in California in January 1991. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Annual Report on Form 10-K. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

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

Common Stock and Net Loss Per Share
Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At June 30, 1998 and 1997, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive.

In April 1998, the Company raised $12 million through a private sale of 1.1 million newly-issued shares of its common stock to a select group of institutional investors.

Contingencies
In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S, addressing the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains certain other allegations and seeks unspecified damages and injunctive relief. Management believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. The Company recently filed an answer denying all material allegations of the complaint.

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

Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in shareholders' equity, to be included in other comprehensive income. During the first two quarters of 1998 and 1997, total comprehensive income did not differ materially from net income reported for those periods.

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

         The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, its dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the Company's business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the Company's products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of June 30, 1998, the Company had an accumulated deficit of $43.5 million. The Company has been unprofitable since inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not sold any products and does not anticipate receiving significant revenue from product sales in 1998. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

         The Company has performed and has been compensated for expenses incurred during initial feasibility work and for work performed under collaborative agreements. Once feasibility is demonstrated, the Company's strategy is to enter into development contracts with pharmaceutical corporate partners. The Company anticipates that these partners will pay for research and development expenses and will make additional payments to the Company as it achieves certain significant milestones. The Company also expects to receive royalties from its corporate partners based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. However, there can be no assurance that the Company will be able to generate sufficient product or contract research revenue to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

         Three and Six Months Ended June 30, 1998 and 1997

         Contract Revenue. Contract revenue for the three-month period ended June 30, 1998 increased to $4.1 million from $170,000 for the same period in 1997. Contract revenue for the six-month period ended June 30, 1998 increased to $6.8 million from $740,000 for the same period in 1997. These increases in revenue were due primarily to increased partner-funded product development activities. The Company is developing pulmonary delivery systems with SmithKline Beecham, plc, to manage acute and breakthrough pain using narcotic analgesics, and Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs of contract research revenue approximate such revenue and are included in research and development expense.

         Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 1998 increased to $5.6 million from $3.3 million for the same period in 1997. Research and development expenses for the six-month period ended June 30, 1998 increased to $10.0 million from $5.8 million for the same period in 1997. These increases were attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts on the AERx system. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements and plans, builds and scales up a late-stage clinical and early-stage commercial manufacturing facility. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in obtaining new collaborative agreements.

         General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 1998 increased to $2.7 million from $1.5 million for the same period in 1997. General and administrative expenses for the six-month period ended June 30, 1998 increased to $5.0 million from $2.4 million for the same period in 1997. These increases were attributable primarily to support of the Company's increased research efforts, additional facilities expense, administrative staffing, business development and marketing activities. The Company expects to incur greater general and administrative expenses in the future as it expands its research, development and manufacturing activities and increases its efforts to develop collaborative relationships with corporate partners.

         Interest Income. Interest income for the three-month period ended June 30, 1998 increased to $493,000 from $342,000 for the same period in 1997. Interest income for the six-month period ended June 30, 1998 increased to $811,000 from $724,000 for the same period in 1997. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipt of research funding and milestone payments from collaborative partners, the completion of a private placement of the Company's Common Stock in April 1998 which raised net proceeds of $12.0 million, and Novo Nordisk A/S making a $5.0 million equity investment in Aradigm at a 25% premium-to-market price in conjunction with the June 1998 development agreement between the Company and Novo Nordisk A/S to develop insulin products using Aradigm's non-invasive pulmonary drug delivery system.


         Interest Expense. Interest expense for the three-month period ended June 30, 1998 increased to $127,000 from $22,000 for the same period in 1997. Interest expense for the six-month period ended June 30, 1998 increased to $217,000 from $36,000 for the same period in 1997. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financings of equipment acquisitions, contract research revenue and interest earned on investments. As of June 30, 1998, the Company had received approximately $72.3 million in net proceeds from sales of its capital stock. The Company also has a $5.0 million equipment line of credit, of which approximately $438,000 remains available for purchases through September 1998. As of June 30, 1998, the Company had cash, cash equivalents and investments of approximately $40.0 million. The Company also has the right to sell $5 million of common stock to each of SmithKline Beecham, plc, and Novo Nordisk A/S.

         Net cash provided by operating activities in the six months ended June 30, 1998 was $1.1 million compared to net cash used of $6.8 million in the same period in 1997. The increase resulted primarily from increases in deferred revenue, accounts payable, accrued liabilities and receivables offset partially by an increase in net loss of $800,000.

         Net cash used in investing activities in the six months ended June 30, 1998 was $10.5 million compared to net cash provided of $1.6 million in the same period in 1997. The decrease resulted primarily from the Company's expenditures made for capital equipment and decreased receipts of net proceeds from investment maturities.

         Net cash provided by financing activities in the six months ended June 30, 1998 of $19.6 million resulted primarily from the Company's receipt of proceeds from the issuance of common stock and net receipt of proceeds from equipment loans. Net cash used in financing activities in the six months ended June 30, 1997 of $96,000 resulted primarily from the Company's repayment of capital lease obligations.

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

         The Company expects its cash requirements to increase due to expected increases in expenses related to the further research and development of its technologies resulting from a larger number of collaborative partnerships, process development for the manufacture of AERx systems, and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel-related costs, purchases of capital equipment, construction of prototype devices and facilities expansion including the planning and building of a late-stage clinical and early-stage commercial manufacturing facility.

         The Company expects that its existing capital resources, committed funding from its existing corporate partnership with SmithKline Beecham and Novo Nordisk AS and projected interest income will enable the Company to maintain current and planned operations through at least 1999. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

PART II.         OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                 In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S, addressing the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. Management believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the results of operations, cash flows or financial position. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January of 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company recently filed an answer denying all material allegations of the complaint.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Changes in Securities

                 Pursuant to a Common Stock Purchase Agreement between the Company, Deutsche Vermogensbildungsgesellschaft mbH (DVG), FB Invemed Fund, L.P., GSAM Oracle Fund, Haussmann Holdings, N.V., Oracle Institutional Partners, L.P., Oracle Offshore Limited, Oracle Partners, L.P., and State of Oregon (collectively, the "Purchasers"), dated April 3, 1998 (the "Purchase Agreement"), the Company issued 1,111,100 shares of Common Stock (the "Private Placement Shares") of the Company to the Purchasers in exchange for an aggregate purchase price of $11,999,880. The Private Placement Shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended. In connection with the Purchase Agreement, the Company also issued a warrant to purchase 69,433 shares of Common Stock of the Company (the "Invemed Warrant") to Invemed Fund, L.P. The Invemed Warrant has an exercise price of $12.42 per share and will be exercisable until June 16, 2003. The Invemed Warrant was issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

              Pursuant to a Stock Purchase Agreement between the Company and Novo Nordisk A/S ("Novo"), dated June 2, 1998, the Company issued 312,396 shares of Common Stock (the "Novo Shares") of the Company to Novo in exchange for an aggregate purchase price of $5,000,015.13. The Novo Shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of Aradigm Corporation was held on May 15, 1998.

(b)        Burton J. McMurtry, Reid M. Rubsamen, Gordon W. Russell, Fred E.
           Silverstein, Richard P. Thompson and Virgil D. Thompson were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

(c) The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

           (i) The election of Burton J. McMurtry as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                     For:  7,860,099       Withheld:  989,280

           (ii) The election of Reid M. Rubsamen as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                     For:  8,842,180       Withheld:  7,199

           (iii) The election of Gordon W. Russell as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                     For:  8,842,180       Withheld:  7,199

           (iv) The election of Fred E. Silverstein as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                     For:  8,842,180       Withheld:  7,199

           (v) The election of Richard P. Thompson as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                     For:  8,699,571       Withheld:  7,199

           (vi) The election of Virgil D. Thompson as a Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
                     For:  8,699,571       Withheld:  7,199

           (vii) Approval of an amendment to the 1996 Equity Incentive Plan, increasing the total number of shares of Common Stock authorized for issuance by 1,000,000 shares.
                     For:  5,038,245
                     Against:  1,169,835
                     Abstain:  1,077,923
                     Broker Non-Votes:  1,420,767

           (viii) Approval of an amendment to the Employee Stock Purchase Plan, increasing the total number of shares of Common Stock authorized for issuance by 150,000 shares.
                     For:  7,235,178
                     Against:  48,096
                     Abstain:  2,729
                     Broker Non-Votes:  1,420,767

           (ix) Approval of an amendment to the Company's Bylaws, setting the range of directors from five to nine.
                     For:  8,688,645
                     Against:  13,146
                     Abstain:  4,979
                     Broker Non-Votes:  0

           (x) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.
                     For:   8,552,196
                     Against:  7,400
                     Abstain:  147,174
                     Broker Non-Votes:  0

ITEM 5.    OTHER INFORMATION

                 Pursuant to the Company's bylaws, shareholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not later than the close of business on the sixtieth
           (60th) day nor earlier than the close of business on the ninetieth
           (90th) day prior to the first anniversary of the preceding year's annual meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                (a)       Exhibits


                          Item             Description
                          ----             -----------
                          3.1              Bylaws of the Company, as amended

                          10.22            Common Stock Purchase Agreement between the Company, Deutsche
                                           Vermogensbildungsgesellschaft mbH (DVG), FB Invemed Fund, L.P., GSAM Oracle Fund,
                                           Haussmann Holdings, N.V., Oracle Institutional Partners, L.P., Oracle Offshore Limited,
                                           Oracle Partners, L.P., and State of Oregon, dated April 3, 1998

                          10.23*           Development and License Agreement by and between Aradigm Corporation and Novo Nordisk
                                           A/S

                          27.1             Financial Data Schedule

                          27.2             Restated Financial Data Schedule

                          _____________

                          *   Confidential treatment requested.

                (b)       Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1998

                                    ARADIGM CORPORATION
                                    (Registrant)


                                    /s/ Mark A. Olbert
                                    ------------------------------------------
                                    Mark A. Olbert
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer

                               ARADIGM CORPORATION
                                    FORM 10-Q
                                INDEX TO EXHIBITS


Exhibit Number             Description
--------------             -----------
3.1                        Bylaws of the Company, as amended

10.22                      Common Stock Purchase Agreement between the Company, Deutsche Vermogensbildungsgesellschaft mbH (DVG),
                           FB Invemed Fund, L.P., GSAM Oracle Fund, Haussmann Holdings, N.V., Oracle Institutional Partners, L.P.,
                           Oracle Offshore Limited, Oracle Partners, L.P., and State of Oregon, dated April 3, 1998

10.23*                     Development and License Agreement by and between Aradigm Corporation and Novo Nordisk A/S

27.1                       Financial Data Schedule

27.2                       Restated Financial Data Schedule

__________________

*        Confidential treatment requested.