Form 10-Q
period 1998-09-30
ARADIGM CORP
filed 1998-11-13
CIK 1013238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File Number 0-28402

                               ARADIGM CORPORATION
             (Exact name of registrant as specified in its charter)

               California                              94-3133088
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                   26219 Eden Landing Road, Hayward, CA 94545
           (Address of principal executive offices including zip code)

                                 (510) 783-0100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, no par value                   12,150,867 shares
       --------------------------           ---------------------------------
                 (Class)                    (Outstanding at November 5, 1998)

                               ARADIGM CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations (Unaudited)
         Three months ended September 30, 1998 and 1997                     3
         Nine months ended September 30, 1998 and 1997                      4

Balance Sheets
         September 30, 1998 (Unaudited) and December 31, 1997               5

Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 1998 and 1997                      6

Notes to Unaudited Financial Statements                                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14

         Signature                                                         15

         Exhibits                                                          16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS

             (In thousands, except share and per share information)

                                                       Three months ended
                                                          September 30,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
                                                           (unaudited)
Contract revenues                                 $      4,090     $        894
Expenses:
     Research and development                            6,123            3,483
     General and administrative                          1,810            1,967
                                                  ------------     ------------
Total expenses                                           7,933            5,450

                                                  ------------     ------------
Loss from operations                                    (3,843)          (4,556)

Interest income                                            529              265
Interest expense                                          (172)             (35)
                                                  ------------     ------------
Net loss                                          $     (3,486)    $     (4,326)
                                                  ============     ============
Basic and diluted net loss per share              $      (0.29)    $      (0.42)
                                                  ------------     ------------

Shares used in computing basic and diluted
     net loss per share                             12,093,166       10,212,517
                                                  ============     ============

                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                       Nine months ended
                                                         September 30,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------
                                                           (unaudited)
Contract revenues                               $     10,919       $      1,634
Expenses:
     Research and development                         16,131              9,281
     General and administrative                        6,839              4,409
                                                ------------       ------------
Total expenses                                        22,970             13,690
                                                ------------       ------------
Loss from operations                                 (12,051)           (12,056)

Interest income                                        1,340                989
Interest expense                                        (389)               (71)
                                                ------------       ------------
Net loss                                        $    (11,100)      $    (11,138)
                                                ============       ============
Basic and diluted net loss per share            $      (0.96)      $      (1.09)
                                                ------------       ------------
Shares used in computing basic and diluted
     net loss per share                           11,524,320         10,207,750
                                                ============       ============


                             See accompanying notes.

                               ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (In thousands, except share information)

                                                      September 30,   December 31,
                                                           1998           1997
                                                      -------------   ------------
                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $ 10,149       $ 15,517
     Short-term investments                                21,248          8,788
     Receivables                                            2,967            261
     Inventories and other current assets                     898            929
                                                         --------       --------
       Total current assets                                35,262         25,495

Property and equipment, net                                 9,997          4,417
Notes receivable from officers                                221            303
Other assets                                                   79             79
                                                         --------       --------
         Total assets                                    $ 45,559       $ 30,294
                                                         ========       ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                    $  1,200       $  1,505
     Accrued clinical and other studies                       113             --
     Accrued compensation                                   1,878            728
     Deferred revenue                                      11,496          6,339
     Other accrued liabilities                                428            342
     Current portion of capital lease
       obligations and equipment loans                      1,155            582
                                                         --------       --------
         Total current liabilities                         16,270          9,496

Noncurrent portion of capital lease
  obligations and equipment loans                           3,822          2,139

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value, 40,000,000
       shares authorized; issued and
       outstanding shares: September 30, 1998 -
       12,096,500; December 31, 1997 - 10,632,133          73,267         54,976
Shareholder notes receivable                                 (305)          (386)
Deferred compensation                                        (581)          (104)
Accumulated deficit                                       (46,914)       (35,827)
                                                         --------       --------
       Total shareholders' equity                          25,467         18,659
                                                         --------       --------
         Total liabilities and shareholders' equity      $ 45,559       $ 30,294
                                                         ========       ========

                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                                Nine months ended
                                                                  September 30,
                                                            -------------------------
                                                              1998             1997
                                                            --------         --------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(11,100)        $(11,138)
  Adjustments to reconcile net loss to
  cash used in operating activities:
     Depreciation and amortization                             1,204              472
     Warrant expense for services received                       323               --
     Amortization of deferred compensation                       172              154
     Changes in assets and liabilities:
       Receivables                                            (2,706)          (1,110)
       Inventories and other current assets                       31             (414)
       Other assets                                               --               (4)
       Accounts payable                                         (305)             (40)
       Accrued liabilities                                     1,349              174
       Deferred revenue                                        5,157             (169)
                                                            --------         --------
Cash used in operating activities                             (5,875)         (12,075)
                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (6,784)          (2,132)
  Purchases of available-for-sale investments                (31,457)         (19,163)
  Proceeds from maturities of available-for-
    sale investments                                          19,010           24,719
                                                            --------         --------
Cash (used in) provided by investing activities              (19,231)           3,424
                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net                17,336              164
   Proceeds from repayments of shareholder notes                  64               52
   Notes receivable from officers                                 82               --
   Proceeds from equipment loans                               2,865            1,437
   Payments on lease obligations and equipment loans            (609)            (215)
                                                            --------         --------
Cash provided by financing activities                         19,738            1,438
                                                            --------         --------
Net decrease in cash and cash equivalents                     (5,368)          (7,213)
Cash and cash equivalents at beginning of period              15,517           18,554
                                                            --------         --------
Cash and cash equivalents at end of period                  $ 10,149         $ 11,341
                                                            ========         ========
SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
   Common stock repurchased upon cancellation
     of shareholder notes                                   $     17         $      9
   Acquisition of equipment under capital leases            $     --         $    257

                             See accompanying notes.

                               ARADIGM CORPORATION

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998

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

Common Stock and Net Loss Per Share

Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At September 30, 1998 and 1997, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive.

In April 1998, the Company raised $12 million through a private sale of 1.1 million newly-issued shares of its common stock to a select group of institutional investors. In June 1998, pursuant to the terms of a development and commercialization agreement, the Company received $5 million from the sale of newly-issued shares of its common stock to Novo Nordisk A/S.

Contingencies

In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S, addressing the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains certain other allegations and seeks unspecified damages and injunctive relief. Management believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. The Company has filed an answer denying all material allegations of the complaint.

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

Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in shareholders' equity, to be included in other comprehensive income. During the first three quarters of 1998 and 1997, total comprehensive income did not differ materially from net income reported for those periods.

SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 131 on its financial statement disclosures, but does not believe the additional disclosure will be material to the financial statements.

In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition of measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirement for pension and other postretirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial conditions when adopted.

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

OVERVIEW

         Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of September 30, 1998, the Company had an accumulated deficit of $46.9 million. The Company has been unprofitable since inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not had any material product sales and does not anticipate receiving significant revenue from product sales in 1998. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

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

RESULTS OF OPERATIONS

         Three and Nine Months Ended September 30, 1998 and 1997

         Contract Revenue. Contract revenue for the three-month period ended September 30, 1998 increased to $4.1 million from $894,000 for the same period in 1997. Contract revenue for the nine-month period ended September 30, 1998 increased to $10.9 million from $1.6 million for the same period in 1997. These increases in revenue were due primarily to increased partner-funded product development activities. The Company is developing pulmonary delivery systems with SmithKline Beecham, plc, to manage acute and breakthrough pain using narcotic analgesics, and Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs of contract research revenue approximate such revenue and are included in research and development expense.

         Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 1998 increased to $6.1 million from $3.5 million for the same period in 1997. Research and development expenses for the nine-month period ended September 30, 1998 increased to $16.1 million from $9.3 million for the same period in 1997. These increases were attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements and plans, builds and scales up a late-stage clinical and early-stage commercial manufacturing facility. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in obtaining new collaborative agreements.

         General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 1998 decreased to $1.8 million from $2.0 million for the same period in 1997. This decrease resulted from comparatively lower business development expense related to the negotiation of collaborative partnership agreements in the three-month period ended September 30, 1998 than that for the same period in 1997. However, general and administrative expenses for the nine-month period ended September 30, 1998 increased to $6.8 million from $4.4 million for the same period in 1997. This increase was attributable primarily to support of the Company's increased research efforts, additional facilities expense, administrative staffing and business development activities. The Company expects to incur greater general and administrative expenses in the future as it expands its research, development and manufacturing activities and increases its efforts to develop collaborative relationships with corporate partners.

         Interest Income. Interest income for the three-month period ended September 30, 1998 increased to $529,000 from $265,000 for the same period in 1997. Interest income for the nine-month period ended September 30, 1998 increased to $1.3 million from $989,000 for the same period in 1997. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipt of research funding and milestone payments from collaborative partners, the completion of a private placement of the Company's Common Stock in April 1998, which raised net proceeds of $12.0 million, and Novo Nordisk A/S making a $5.0 million equity investment in Aradigm at a 25% premium-to-market price in conjunction with the June 1998 development agreement between the Company and Novo Nordisk A/S to develop insulin products using Aradigm's non-invasive pulmonary drug delivery system.

         Interest Expense. Interest expense for the three-month period ended September 30, 1998 increased to $172,000 from $35,000 for the same period in 1997. Interest expense for the nine-month period ended September 30, 1998 increased to $389,000 from $71,000 for the same period in 1997. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financings of equipment acquisitions, contract research revenue and interest earned on investments. As of September 30, 1998, the Company had received approximately $72.4 million in net proceeds from sales of its capital stock. In October 1998, the Company was negotiating an additional $6.0 million equipment line of credit. As of September 30, 1998, the Company had cash, cash equivalents and investments of approximately $31.4 million. The Company also has the right to sell $5.0 million of common stock to each of SmithKline Beecham, plc and to Novo Nordisk A/S when certain conditions have been met.

         Net cash used in operating activities in the nine months ended September 30, 1998 was $5.9 million compared to $12.1 million in the same period in 1997. The decrease in cash used resulted primarily from increases in deferred revenue and accrued liabilities offset partially by an increase in receivables and a decrease in accounts payable.

         Net cash used in investing activities in the nine months ended September 30, 1998 was $19.2 million compared to net cash provided of $3.4 million in the same period in 1997. The decrease resulted primarily from the Company's increased net purchases of short-term investments and increased expenditures made for capital equipment.

         Net cash provided by financing activities in the nine months ended September 30, 1998 was $19.7 million compared to $1.4 million in the same period in 1997. The increase resulted primarily from the Company's receipt of proceeds from the completion of a private placement of Common Stock in April 1998, which raised net proceeds of $12 million, a $5 million equity investment by Novo Nordisk A/S at a 25% premium-to-market price in June 1998, and the net receipt of proceeds from equipment loans.

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

         The Company expects that its existing capital resources, committed funding from its existing corporate partnership with SmithKline Beecham and Novo Nordisk A/S and projected interest income will enable the Company to maintain current and planned operations through at least 1999. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

         Year 2000. As the year 2000 approaches, a "Year 2000" issue has arisen because many existing application software programs, operating systems and manufacturing equipment containing computer-related components (collectively, "Systems") were designed to use only the last two digits to represent a year (e.g., the year 1998 is represented by "98" on the system or in the program). As a result, the year 1999 (i.e., "99") could be the maximum date value Systems will be able to process accurately. If not corrected, the Year 2000 problem could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, but not limited to, inaccurate processing of financial, personnel and other information as well as the temporary inability to process transactions or engage in similar normal business activities.

         The Company is currently developing a strategy to address the potential exposures related to the impact of the Year 2000 problem on its Systems and has appointed a project manager to lead the Company's assessment of the Year 2000 problem. The Company has begun and intends to complete by the first quarter of fiscal 1999 an initial inventory of its key internal financial, informational and operational systems, including manufacturing control systems, to identify those areas that may be affected by the Year 2000 problem. Plans for implementing and testing any necessary modifications to these key Systems to ensure Year 2000 compliance are in the final stages of development. The Company currently estimates that any required remediation programs will be completed by the third quarter of fiscal 1999.

         In addition to the risks associated with the Company's own Systems, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties ("Third Parties") that provide information, goods and services to the Company. If significant numbers of these Third Parties experience failures in their own Systems due to the Year 2000 problem, it could affect the Company's ability to process transactions or engage in similar normal business activities. The Company has not yet determined the impact, if any, on its operations if key Third Parties fail to take necessary actions. The Company has initiated formal communications with significant Third Parties to assess their Year 2000 compliance and determine the extent to which the Company may be vulnerable to those Third Parties' failure to remedy their own Year 2000 issues.

         The total cost associated with becoming Year 2000 compliant is not known at this time. To date, the Company has not incurred, and does not anticipate that it will incur, significant operating expenses that would be material to the Company's financial position, results of operations or cash flows. While the Company plans to complete modifications of its business-critical Systems prior to the Year 2000, if such modifications or modifications by Third Parties are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on the operations and financial position of the Company. The Company cannot predict the extent of any such impact. There can be no assurance that the Company or any Third Party will not encounter any unforeseen problems with respect to any Systems, which unforeseen problems could have a material adverse effect on the operations and financial position of the Company. The Company currently has no contingency plans to deal with any major Year 2000 non-compliance, though such plans will be developed over the coming quarters.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               Reference is hereby made to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1     Financial Data Schedule

         27.2     Restated Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated September 2, 1998. On August 4, 1998, the Board of Directors of the Company approved the adoption of a Share Purchase Rights Plan, which provided for a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock of the Company, payable on September 8, 1998 to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Preferred Share (subject to adjustment) upon the occurrence of certain events. In connection with the adoption of the Share Purchase Rights Plan, the Company entered into a Rights Agreement with BankBoston, N.A. dated August 31, 1998, which agreement sets forth the description and terms of the Preferred Share Purchase Rights.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998

                                       ARADIGM CORPORATION
                                       (Registrant)

                                       /s/ MARK A. OLBERT
                                       -----------------------------------------
                                       Mark A. Olbert
                                       Vice President,
                                       Finance and Administration
                                       and Chief Financial Officer

                               ARADIGM CORPORATION
                                    FORM 10-Q
                                INDEX TO EXHIBITS

Exhibit Number        Description
--------------        -----------
    27.1              Financial Data Schedule
    27.2              Restated Financial Data Schedule

----------