Form 10-K
period 1998-12-31
ARADIGM CORP
filed 1999-03-09
CIK 1013238

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended December 31, 1998

                                       or

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

                     3929 Point Eden Way, Hayward, CA 94545
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 265-9000


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

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


      As of March 5, 1999, there were 12,171,584 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $22,325,919 based upon the closing price of the common stock on MARCH 5, 1999 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Proxy Statement of the Registrant for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS

    This Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the timing of regulatory approvals, the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, under the heading "Risk Factors".

OVERVIEW

    Aradigm is engaged in the development of novel pulmonary drug delivery systems designed to enhance the delivery and effectiveness of a number of existing development-stage drugs and reduce the need for injectable drug delivery. Aradigm's principal product development programs are based on its AERx(TM) Pulmonary Drug Delivery System, which uses proprietary technologies to create aerosols from liquid drug formulations for delivery locally to the lung or systemically via the lung. The Company believes that its systems can potentially be used to deliver a number of existing drugs for a variety of applications and may also offer a promising means of delivery for many new drugs being developed by pharmaceutical and biotechnology companies.

    The Company's lead AERx product under development is the AERx Pain Management System, which is designed to deliver narcotic analgesics systemically by inhalation for the treatment of chronic and acute pain. This system is being developed in collaboration with SmithKline Beecham under an agreement entered into in September 1997. The Company has completed two Phase I clinical trials and commenced Phase II clinical trials of the AERx Pain Management System in March 1998. There can be no assurance that these clinical trials will be successful. The Company also has established a second major collaboration with Novo Nordisk A/S, the world's leading diabetes therapy company, to develop the AERx Diabetes Management System to permit diabetes patients to self-administer insulin without needles. The Company has completed four clinical feasibility studies with the AERx Diabetes Management System, and commenced Phase II testing for the product in October, 1998. The Company believes that its current and potential products can improve the management of certain diseases by reducing the overall cost of therapy, enhancing patient management and compliance and providing an improved means to administer drugs outside of the hospital setting.

    The Company's plans and intentions with respect to the development and commercialization of its technologies are subject to a number of risks and uncertainties. There can be no assurance that the Company will obtain required regulatory clearances and approvals or that the Company will be able to successfully develop and commercialize any of its products or potential products.

BACKGROUND -- PULMONARY DRUG DELIVERY

    Pulmonary drug delivery is widely used to treat respiratory diseases by delivering pharmaceuticals locally to the lung and may have utility in the delivery of drugs for systemic application by using the lung's natural ability to transfer molecules into the bloodstream. The potential for pulmonary delivery to the bloodstream for systemic effect offers a non-invasive alternative to injection that may achieve a more rapid speed of onset and superior bio-availability than has been shown with other approaches, such as oral, transdermal or nasal delivery. Speed of onset is an important therapeutic element for many drugs, including morphine for pain management and insulin for diabetes. Pulmonary delivery of drugs for the treatment of respiratory diseases has proven desirable because topical application to affected lung tissues promotes a rapid therapeutic effect and minimizes the side effects of several important pulmonary drugs. The Company believes that the reproducibility of pulmonary drug delivery is a critical part of achieving therapeutic effect and can best be realized by regulating particle size and velocity and activating drug delivery at the appropriate point in the inspiratory cycle.

    To deliver pharmaceuticals to or through the lungs, drugs must be transformed into a low velocity aerosol (a suspension of drug particles in air) that can be inhaled by the patient. Small particles (i.e., less than four microns in diameter) are able to pass through the lung's airways and be dispersed in the alveoli, where they may enter the bloodstream for systemic effect. Larger particles (i.e., greater than four microns in diameter) typically get deposited in the large airways, where they may be useful in treating diseases of the lung.

    Three aerosol-generating technologies currently are being used for pulmonary drug delivery: nebulizers, metered dose inhalers ("MDIs") and dry powder inhalers ("DPIs"). Each of these systems was originally developed to treat lung diseases and produces a local therapeutic effect by depositing aerosolized medication in the large airways of the lung. The effectiveness of these devices depends upon proper inhalation technique to produce a consistent, reproducible dose. In addition, the ability of these technologies to improve the management of major pulmonary diseases has been limited by their inability to correct poor patient technique automatically or to provide physicians with information on patient inhalation and dosing patterns.

    Nebulizers. Nebulizers are primarily used in hospitals for the treatment of respiratory diseases, such as asthma. Liquid drug is loaded into the nebulizer prior to each use, and the patient breaths through a mouthpiece or mask as a continuous fog of drug particles is produced. Because nebulizers require an external power source or compressed gas supply, they are not easily portable. Although drugs in liquid form are easily converted to an aerosol, nebulizers are inefficient and require several minutes to administer a single dose of medication. Because nebulizers produce a wide range of particle sizes, these devices are impractical for systemic delivery.

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

ARADIGM APPROACH

    The Company believes that its pulmonary drug delivery technology will produce precise, reproducible delivery of the desired drug dose, either systemically or locally, and that its systems may be capable of improving or enabling a wide range of pulmonary drug delivery applications. Aradigm has combined core competencies in physics, electrical engineering, mechanical engineering and pharmaceutical sciences to overcome the limitations of conventional pulmonary drug delivery systems. Through this integrated approach, the Company has developed technologies that address each of the four key elements that it believes are required for the development of effective pulmonary drug delivery products:

    - Ease of Drug Formulation: The Aradigm systems take advantage of existing drug formulations, primarily liquid drug formulations (aqueous or ethanol-aqueous mixtures), thereby potentially reducing the time, cost and risk of formulation development compared to other pulmonary delivery technologies. Many drugs being considered for pulmonary delivery, including macromolecules, are currently marketed in stable liquid formulations. In addition, liquid formulations facilitate the generation of small particle aerosols necessary for efficient delivery deep into the lung.

    - Efficient Precision Aerosol Generation: Aradigm has developed a proprietary aerosolization technology capable of producing low velocity, small particle aerosols at the point of delivery necessary for efficient deposition of drug in the lung. Through this technology, the Company believes it is able to overcome the limitations of conventional pulmonary drug delivery systems in which particle size and velocity cannot be optimized for systemic delivery.

    - Automated Breath-Controlled Delivery: Since proper inhalation technique is needed to achieve effective pulmonary drug delivery, Aradigm's systems are designed to guide the patient to inhale slowly and evenly and to automatically deliver a drug aerosol at the correct point early in the inspiratory cycle. Studies have shown that most patients use improper inhalation technique, resulting in less effective therapy, and that patient training becomes ineffective over time. The Company believes that its breath control technology will result in improved patient inhalation techniques.

    - Patient Compliance Monitoring: Because patient adherence to prescribed dosing regimens is an important determinant of therapeutic benefit, Aradigm's systems are also being designed to record drug administration, inhalation patterns and other relevant physiological information for use by physicians to analyze and optimize patient treatment regimens and improve patient outcomes.

    Aradigm is seeking to exploit various combinations of these four elements to develop pulmonary drug delivery systems that overcome the limitations of existing systems or enable pulmonary delivery of drugs that are currently not deliverable systemically via the lung.

ARADIGM TECHNOLOGY PLATFORM

    The Company's principal product platform, the AERx system, is a novel drug delivery system that is being developed to enable pulmonary delivery of a wide range of liquid pharmaceuticals for local or systemic effect. The AERx system is based on a proprietary aerosol generation technology capable of producing low velocity, small particles suitable for efficient and reproducible pulmonary delivery. By also incorporating the Company's proprietary breath control and compliance monitoring technologies, the AERx system is designed to optimize the delivery of aerosolized medications to the lung for local or systemic effect. The AERx system aerosolizes liquid drug formulations that are pre-packaged in proprietary unit-dose packets for inhalation. Each unit-dose packet is comprised of (a) a small blister package which stores a liquid drug formulation and (b) an aerosolization nozzle consisting of a membrane incorporating an array of laser drilled holes.

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

    Many drugs being considered for pulmonary delivery, including macromolecules and the majority of commercial biotech products, are currently marketed in stable liquid formulations. Formulations developed for use in the AERx system are in liquid form, typically employing aqueous-based solvents, similar to those used for injections. No propellants are required since mechanical pressure is used to generate the aerosol. Moreover, since the drug is stored in unit-dose packets, preservatives should not be needed for most applications, further simplifying the formulation process.

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

    The AERx system can automatically record information about each drug administration, including dosage, breathing technique and other relevant physiological parameters, for later review by the patient and health care professionals. The Company intends to customize the software embedded in each AERx system for the particular therapeutic application in order to collect and present the data most relevant for managing each patient type. Electronic patient identification and lockout mechanisms can also be incorporated in the AERx system to prevent unauthorized use or overdose. The Company believes that the combined features of the AERx system, optimized for each application, will make the individual AERx products effective disease management tools.


STRATEGY

    Aradigm's goal is to become the leader in the development and commercialization of pulmonary drug delivery products. The Company's strategy incorporates the following principal elements:

    Focus on Early Product Opportunities: The Company is focusing its initial commercial development efforts on product opportunities that have the potential to reach the market quickly. The Company's lead product is expected to be the AERx Pain Management System for the delivery of morphine. Because morphine is a well characterized drug with a demonstrated safety profile, the Company believes the AERx Pain Management System carries less development risk than new drug development projects and may require less time for regulatory approval. Similarly, the AERx Diabetes Management System is being developed around the pulmonary delivery of insulin, the use to treat diabetes is well-established. Nevertheless, there can be no assurance that the Company can secure regulatory approval for its potential products or that the Company can successfully develop or market any such products.

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

    Establish Collaborative Relationships: In order to enhance its commercial opportunities and effectively leverage its core scientific resources, Aradigm intends to enter into multiple collaborative relationships for the development and commercialization of new products utilizing its technologies. Through product development collaborations, Aradigm will seek access to proprietary pharmaceutical compounds as well as to the resources and expertise necessary to conduct late stage clinical trials and obtain regulatory approvals. In addition, the Company will pursue relationships with pharmaceutical and device companies with established sales forces and distribution channels in the Company's target markets. By establishing such collaborative relationships, Aradigm intends to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market. The Company has established such relationships with SmithKline Beecham, covering the development and marketing of the AERx Pain Management System and with Novo Nordisk A/S, for the development and marketing of the AERx Diabetes Management System. However, the Company will need to establish additional corporate development collaborations and there can be no assurance that it will be able to do so on reasonable terms, or at all.

    Build Strong Proprietary Position: The Company believes that establishing a strong proprietary position in pulmonary drug delivery could provide an important competitive advantage in its target markets. The Company has aggressively pursued patent protection of its technology and as of February 28, 1999 has over 40 issued United States patents with a number of additional United States patent applications pending. When appropriate, the Company also seeks international patent protection. While there can be no assurance that any of the Company's patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of the Company's technology, including aerosol generation, breath control, compliance monitoring and unit-dose formulation. In addition, the Company is developing in-house manufacturing capability for the production of certain components of its products, including the disposable unit-dose packet for the AERx system, to further protect its core technologies.

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

    SmithKline Beecham and Aradigm have targeted cancer pain and post-operative pain as the first two applications for the AERx Pain Management System. Among cancer patients, more than four million people worldwide suffer from pain, a majority of whom experience multiple "breakthrough" pain events each day. Breakthrough pain refers to acute exacerbations of pain that "breakthrough" the patient's baseline level of pain medication. In the postoperative arena, 20 million patients worldwide each year require treatment with narcotic analgesics after surgery.

    Products currently available for pain management deliver the analgesic substance by oral, transdermal, intravenous, intramuscular or subcutaneous routes. Available patient-controlled analgesia ("PCA") products allow patients to self-administer pain medication on demand from a microprocessor-controlled intravenous infusion pump. PCA systems are frequently used for intravenous delivery in the hospital setting. Widespread adoption of PCA outside the hospital, however, has been limited by the requirement for an intravenous delivery site that requires regular and expensive maintenance. Home use of PCA can cost as much as $4,000 per month, due partially to the home nursing required to maintain the needle site. However, there are currently no non-invasive pain management products that can match the speed of intravenous administration of narcotic analgesics for rapid relief of breakthrough pain events.

    The Company believes that a patient-controlled, non-invasive drug delivery system that provides for rapid uptake of medication could significantly expand the market for pain management in the outpatient setting and improve the management of pain in the hospital. The AERx Pain Management System is expected to have features similar to current PCA systems, but without the need for intravenous access and the resulting impairment of patient ambulating. The AERx system is being designed to be programmed to allow for patient- activated delivery in accordance with a physician-directed dosing program. Lockout mechanisms being designed for the product should eliminate the risk of inappropriate dosing, and a patented electronic patient identification feature should prevent unauthorized use of the device. An automatically maintained dosing event diary kept by the AERx system is designed to allow the physician to closely monitor patient use. The Company believes that these features of the AERx Pain Management System, combined with the inherent speed of onset of pulmonary delivery, should provide a significant advance in pain management with important applications in both the home and hospital settings.

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

    In September 1997, Aradigm entered into a product development and commercialization agreement with SmithKline Beecham covering the use of the AERx Pain Management System for the delivery of narcotic analgesics. The Company and SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of the agreement, SmithKline Beecham has been granted worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, Aradigm expects to sell devices and drug packets to, and to receive royalties on sales by, SmithKline Beecham.

    Pursuant to the SmithKline Beecham agreement, Aradigm could receive approximately $30 million in milestone and product development payments and approximately $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 1998, the Company had received $19 million in milestone and product development payments and $5.0 million from the purchase of Aradigm Common Stock by SmithKline Beecham. Additional milestone payments and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop additional AERx products that incorporate other narcotic analgesics. There can be no assurance that the Company will be able to meet the milestones under this agreement on a timely basis, if at all.

AERx Diabetes Management System

    The Company is developing the AERx Diabetes Management System to permit diabetes patients to non-invasively self-administer insulin. The Company believes that patients, when provided with a non-invasive delivery alternative to injection, will be more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. The Company is developing and plans to commercialize this product in collaboration with Novo Nordisk A/S. The Company conducted four Phase I clinical trials and commenced Phase II clinical trials of the AERx Diabetes Management System in October 1998. There can be no assurance that these clinical trials will be successful.

    In healthy individuals, the pancreas secretes insulin, which helps the body to regulate blood glucose levels. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must self-inject insulin regularly to control their disease. Patients with Type 2 diabetes are unable to use efficiently the insulin that their body produces. While they may have some impairment in their ability to produce insulin as well, it is the defect in their ability to use insulin efficiently that leads to the addition of insulin to their treatment program. By increasing the circulating insulin concentration, the inefficiency can be partially overcome. The Diabetes Control and Complications Trial ("DCCT") study of patients with Type 1 diabetes sponsored by National Institutes of Health indicated that insulin doses should be adjusted throughout the day in response to frequently measured blood glucose levels. The DCCT study showed that keeping blood glucose levels as close to normal as possible slows the onset and progression of eye, kidney and nerve diseases often caused by diabetes. In fact, the DCCT study demonstrated that any sustained lowering of blood glucose levels is beneficial, even if the person has a history of poor blood glucose control. The United Kingdom Prospective Diabetes Study (UKPDS) has independently demonstrated essentially the same benefit of tighter blood glucose control for patients with Type 2 diabetes.

    The Company believes that approximately 700,000 Americans suffer from Type 1 diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. According to the Center for Disease Control, as of 1997, approximately eight to nine million Americans have been diagnosed with Type 2 diabetes. Although most patients with Type 2 diabetes do not currently use insulin as part of their therapy, in aggregate they consume the majority of insulin used in the United States, due to their larger numbers. The insulin market in the United States exceeded $870 million in 1997. The direct costs associated with diabetes are estimated to be greater than $45 billion annually.

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

    In June 1998, Aradigm entered into a product development and commercialization agreement with Novo Nordisk covering the use of the AERx Diabetes Management System for the delivery of blood glucose regulating medicines. Under the agreement, Novo Nordisk also has a two year option to collaborate with Aradigm on the development of products based on the AERx Pulmonary Drug Delivery System in two additional, unnamed fields. Novo Nordisk is also obligated, under certain conditions, to develop at least one additional compound in the field of blood glucose regulation. The Company and Novo Nordisk will collaborate on product development. Under the terms of the agreement, Novo Nordisk has been granted worldwide sales and marketing rights to any products developed under the terms of the agreement, and Aradigm retains all manufacturing rights. For any system developed under the collaboration that receives regulatory approval, Aradigm expects to receive a share of gross profits on the sales of such products by Novo Nordisk. Gross profits is defined as Novo Nordisk's sales of delivery devices and packets, less both companies costs of manufacturing the devices, packets and drug included in the packets.

    Pursuant to the Novo Nordisk agreement, Aradigm could receive approximately $75 million in milestone and product development payments and approximately $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 1998, the Company had received $12.5 million in milestone and product development payments and $5.0 million from the purchase of Aradigm Common Stock by Novo Nordisk. Additional milestone payments and product development payments will be paid if Aradigm and Novo Nordisk decide to jointly develop additional AERx products under the terms of the agreement. There can be no assurance that the Company will be able to meet the milestones under this agreement on a timely basis, if at all.



Additional Potential AERx Applications

    As of December 31, 1998, the Company had six externally funded programs to develop or evaluate the use of its AERx delivery technology. In addition to the AERx Pain Management System, being developed with SmithKline Beecham, and the AERx Diabetes Management System, being developed with Novo Nordisk A/S, the Company was evaluating the use of its technology to deliver gene therapies under a grant from the National Institutes of Health. Of the remaining three externally funded programs, two involved Phase I clinical studies, and the other is in preclinical testing.

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

    A partial list of compounds that have been evaluated or may be evaluated appears below:

PHARMACEUTICAL                              BIOLOGICALS
--------------                              -----------
Albuterol*             Midazolam*           Alpha Interferon      Gamma Interferon
Beclomethasone*        NSAIDs               Calcitonin            Gene Vectors*
Cromolyn*              Pentamidine          Condensed DNA         Growth Hormone
Fentanyl*              Sumatriptan          DNAse*                IGF-1
Levorphanol            Triamcinolone        Erythropoietin*

----------

* Indicates compounds that the Company has successfully aerosolized.

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

    The Company's AERx technology can be used to deliver both small molecules and macromolecules. Moreover, AERx technology can target either diseases of the lung itself or, by delivering medicines through the lung, systemic diseases. As of the end of 1998, the Company had externally-funded development programs in the areas shown below:

                                Local Lung Delivery                             Systemic Delivery
-----------------    -------------------------------------       ---------------------------------------------
Small Molecule       Phase I program                             AERx Pain Management System (Phase II)

                                                                 Feasibility program

Macromolecule        Phase I program                             AERx Diabetes Management System (Phase II)

                     Gene therapy program (funded by NIH)        Gene therapy program (funded by NIH)


SALES AND MARKETING

    The Company plans to establish collaborative relationships, such as its agreements with SmithKline Beecham and Novo Nordisk A/S, to develop and commercialize its AERx products. Through these collaborations, Aradigm intends to access resources and expertise to conduct late stage clinical development and to market and sell AERx products. The Company's preferred partners will generally have both a commercial and a development presence in the target market, and will also have a commitment to grow that market via drug delivery technology. Where consistent with its other objectives, Aradigm plans to give preference to potential partners whose pipelines contain multiple products whose value could be enhanced by the Company's AERx pulmonary drug delivery technology.

MANUFACTURING

    The Company is building its own manufacturing capabilities for the production of key components of its AERx drug delivery systems. The Company plans to internally produce the disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. The Company also plans to manufacture AERx devices with the assistance of contract manufacturers who are providing the main components and subassemblies. The Company plans to perform final assembly, calibration, testing and packaging of the AERx devices currently under development. All of the Company's manufacturing capabilities are being established at its facilities in California.

    The Company believes that it is capable of producing the AERx unit-dose packets in volumes adequate to support all of its current and anticipated clinical trials, as well as the initial commercial production requirements for the AERx Pain Management System. The Company's pilot packet manufacturing facility was completed and validated in July, 1998.

    The Company anticipates making significant expenditures to provide for the high volume manufacturing required to support multiple AERx products, including the AERx Diabetes Management System. There can be no assurance that the Company will be able to complete the scale-up process in a timely manner or at a commercially reasonable cost.

    Although the majority of the materials used in the Company's AERx products are readily available from multiple sources, certain materials, including the ASICs, microprocessors, plastics and plastic laminates, are or will be available initially only from single sources. While the Company has contingency plans for alternate suppliers, there can be no assurance that the Company could find alternate manufacturers for such components. Even if new suppliers are secured, there can be no assurance that this would not significantly reduce the Company's ability to supply product during any transition.

COMPETITION

    The Company faces intense competition. The Company believes that its products will compete on the basis of dosage reproducibility, safety, system efficiency, patient convenience, ability to provide compliance data and cost. Several companies are developing and marketing nebulizer, MDI and DPI devices as well as other drug delivery approaches, including aerosolization technologies. Aradigm is aware that a number of pharmaceutical and biotechnology companies and research institutions are working on the pulmonary delivery of peptide and protein dry powders. There can be no assurance that competitors will not introduce products or processes competitive with, or superior to, those under development by the Company. Many of the Company's competitors are much larger and have far greater resources than Aradigm. These competitors include companies working on developing systems for other non-invasive routes of delivery, such as oral, transdermal and intranasal administration, as well as companies working on pulmonary delivery systems. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication or may offer comparable performance at lower cost than the Company's pulmonary drug delivery systems under development.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company's business and competitive position is dependent upon its ability to protect its proprietary technology and avoid infringing the proprietary rights of others.

    The Company relies on patents, patent applications and trade secret law to protect its proprietary technology. As of February, 1999, the Company had over 40 United States patents with additional United States patent applications pending. There can be no assurance that any of the Company's patent applications will issue or, if issued, will later be found valid if challenged. Further, there can be no assurance that any issued patents, or applications that might later issue as patents, will provide the Company with a degree of market exclusivity sufficient for the Company to compete profitably against its competitors. Patents can not prevent others from developing alternative technologies that are used for aerosolized drug delivery and patent applications do not provide any exclusivity until and if they are issued as a patent. Because the general idea of aerosolized drug delivery is well established, no entity may obtain patent protection covering all forms of aerosolized delivery of all types of drugs. There can be no assurance that others have not independently developed or will not develop devices, components and methods of aerosolized drug delivery, and obtained or will obtain patents on such, which patents could be used to prevent the Company from making, using or selling its patented technology.

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

    The Company has carried out and continues to carry out searches of publications, including patents and scientific papers relating to the business of the Company. These searches are supplemented by searches done by examiners in the United States Patent Office and other patent offices reviewing patent applications of the Company. Many entities are obtaining patents and publishing papers in the field of aerosolized delivery and there can be no assurance that the searches carried out by the Company have found the most relevant publications. Thus, patents may exist that would provide competitors with the ability to prevent the Company from making or selling its products. Further, existing and future patents or other publications may hinder or prevent the Company from obtaining patents or draw into question the validity of patents already issued to the Company.

    The Company's current policy is to file patent applications on what it deems to be important technological developments that might relate to products of the Company or methods of using such products. To date all inventions have originated in the United States and all patent applications were originally filed in the United States. The Company also seeks to protect some of these inventions through foreign counterpart applications in selected other countries. The Company currently has National Phase applications pending in patent offices outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Further, competitors may have obtained or could later obtain patent protection outside of the United States which would prevent the Company from making, using or selling products or processes of its business in countries other than the United States.

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

GOVERNMENT REGULATION

    All medical devices and drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The regulatory clearance process is generally lengthy, expensive and uncertain. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the Public Health Service Act, The Controlled Substances Act, as amended, and other federal statutes and regulations, govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket clearance or premarket approval of medical devices and drugs or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

    The FDA and other regulatory agency requirements for manufacturing, product testing and marketing can vary depending upon whether the product is a medical device or a drug. The Company believes, based on discussions with FDA personnel, that its insulin and morphine products generally will be subject to regulation as drugs, although each of the products could be considered to be a combination of a drug and a medical device. The delivery systems for drugs that the Company utilizes typically are medical devices if marketed without drugs.

Generally, drugs, particularly biological drugs, are regulated more rigorously than medical devices, although a product that is a combination of a drug and a medical device could be subject to both drug and medical device approval requirements. No assurances exist that the Company's products will be regulated as drugs, or that they will not be subject to both medical device and drug approval requirements. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA, and clearance or approval or other product requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company.

Regulation of Drugs

    Different types of FDA regulations apply to various drug products, depending upon whether they are marketed only upon the order of a physician (i.e., they are prescription drugs) or over-the-counter, or are biological, or controlled drugs, such as narcotics. Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay the submission or review of an application or require additional expenditures by the Company.

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

    The preclinical work necessary to administer investigational drugs to human subjects is summarized in an IND application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following receipt of an IND application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

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

    A company seeking FDA approval to market a new drug, including insulin and controlled substances, must file a new drug application ("NDA") with the FDA pursuant to the FDC Act. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging and labeling. Submission of a NDA does not assure FDA approval for marketing. The application review process generally takes several years to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated, or expedited, or subject to fast track procedure. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance.

    Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA could also determine that there is insufficient data or experience with chronic administration of drugs delivered via the lung for systemic effect to demonstrate that such chronic administration is safe, and could require further studies. The FDA also may require additional clinical tests (i.e., Phase IV clinical trials) following NDA approval to confirm safety and efficacy.

    In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market. The FDA also requires reporting of certain safety and other information that becomes known to a manufacturer of an approved drug. The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. There is no guarantee that any approval will be granted on a timely basis, or at all. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage.

     Among the other requirements for drug product approval is the requirement that the prospective manufacturer conform to the FDA's and cGMP regulations for drugs. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States to assure compliance with applicable cGMP requirements. A company's failure to comply with the cGMP regulations or other FDA regulatory requirements could have a material adverse effect on the company's business.

    Products marketed outside the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. The Company also would be subject to foreign regulatory requirements governing clinical trials and medical device and drug product sales if products were marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries usually must be obtained prior to commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

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

                 NAME                                AFFILIATION                    AREA OF EXPERTISE
                 ----                                -----------                    -----------------

Peter Byron, Ph.D.........................    Medical College of Virginia,           Aerosol Science/Pharmaceutics
                                              Virginia Commonwealth University

Michael Cousins, M.D......................    University of Sydney, Australia        Pain Management

Peter Creticos, M.D.......................    The Johns Hopkins University           Allergy/Immunology/Asthma
                                              School of Medicine

Stanley S. Davis, Ph.D....................    Professor of Pharmacy,                 Drug Delivery
                                              University of Nottingham

Jeffrey Drazen, M.D.......................    Harvard University Medical             Pulmonary Medicine
                                              School

Lorne Eltherington, M.D., Ph.D............    Sequoia Hospital                       Pain Management

Richard Kitz, M.D.........................    Harvard University Medical             Anesthesiology
                                              School, Massachusetts General
                                              Hospital

Lawrence M. Lichtenstein, M.D., Ph.D......    The Johns Hopkins University           Allergy/Immunology
                                              School of Medicine

Christopher Saudek, M.D...................    The Johns Hopkins University           Endocrinology
                                              School of Medicine

Leigh Thompson, M.D., Ph.D................    CEO, Profound Quality                  Pharmaceutical Product
                                              Resources, former Chief                Development
                                              Scientific Officer, Eli Lilly
                                              and Company



EMPLOYEES

    As of December 31, 1998, the Company had 148 employees, of whom 127 were in product development and 21 were in business development, finance and administration. The Company believes that its future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that the Company will continue to be able to attract and retain high-caliber employees. The Company's employees are not represented by any collective bargaining agreement. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1998:

           NAME                             AGE                    POSITION
------------------------------             -----    ----------------------------------------------
Richard P. Thompson                         47      President, Chief Executive Officer and Director

R. Jerald Beers                             50      Executive Vice President, Marketing and
                                                    Business Development

Bikash K. Chatterjee                        40      Vice President, Operations

Maximillian D. Fiore                        43      Vice President, Engineering

Igor Gonda, Ph.D.                           51      Vice President, Research & Development

Mark A. Olbert                              43      Vice President,  Finance & Administration  and
                                                    Chief Financial Officer

Norma L. Milligin                           60      Vice President, Human Resources

John Parker, Ph.D.                          60      Vice President, Quality

Babatunde A. Otulana, M.D.                  42      Vice President, Clinical Affairs

Reid M. Rubsamen, M.D.                      42      Vice  President, Medical Affairs, Secretary
                                                    and Director


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

    Bikash K. Chatterjee has served as the Company's Vice President, Pharmaceutical Operations since March, 1998. From September 1997 until March 1998, Mr. Chatterjee was the Company's Director of Pharmaceutical Operations. Prior to joining the Company, Mr. Chatterjee was the plant manager for manufacturing Boehringer-Mannheim's disposable coagulation testing system. He has also held a number of senior manufacturing positions at various pharmaceutical companies, including Syntex Corporation. Mr. Chatterjee holds a BA in Biochemistry and a BS in Chemical Engineering from University of California at San Diego.

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

    Norma L. Milligin has served as the Company's Vice President, Human Resources, since September, 1998. Prior to her joining the Company, Ms. Milligin worked as a consultant in the human resources area for a number of firms, including the Company. She has previously held positions as Vice President of Human Resources at LifeScan, now a division of Johnson & Johnson, and Chemtrak. She has also held a number of senior human resource positions at Syntex Corporation. Ms. Milligin has taught organizational behavior at Pepperdine University, and holds a BS in Business from University of Colorado and an MBA from Pepperdine University.

    John Parker, Ph.D. has served as the Company's Vice President, Quality, since October, 1998. Prior to joining the Company, Dr. Parker was Vice President of Quality Assurance and Compliance at Centocor. He has also held a number of senior quality, compliance, validation and regulatory positions at various pharmaceutical companies, including Centocor and Merck. Dr. Parker was also the Responsible Head for Compliance while at Centocor. He holds a Ph.D. in Radiation Biology from the School of Medicine at University of Rochester

    Mark A. Olbert joined the Company in late 1996 as Chief Financial Officer and Vice President, Finance and Administration. Prior to joining the Company, Mr. Olbert was with Amgen Inc., a biotechnology company, where he spent six years in finance operations and was most recently the Director of Mergers & Acquisitions. Prior to joining Amgen, Mr. Olbert held financial management positions at Ashton-Tate and Atlantic Richfield. Mr. Olbert holds a B.A. in molecular biology from the State University of New York at Buffalo and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

ITEM 2.    PROPERTIES

           At December 31, 1998, Aradigm leased approximately 72,000 square feet of office space in seven buildings in an office park at 3929 Point Eden Way, Hayward, California. In addition, the Company has negotiated leases for an additional 39,000 net square feet of space at its current site. The Company's leases for such office space expire at various times through the year 2016. Minimum annual payments under these leases will be approximately $1.7 million and $1.8 million in 1999 and 2000, respectively. The Company uses this space for general administrative, product development, clinical, manufacturing and research and development purposes. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3.    LEGAL PROCEEDINGS

           In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. Management believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. The Company recently filed an answer denying all material allegations of the complaint.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

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

                                                HIGH             LOW
           1997

           First quarter                      $ 10.00            $ 8.25
           Second quarter                        8.75              5.63
           Third quarter                        14.25              5.63
           Fourth quarter                       15.13              8.13

           1998

           First quarter                      $ 13.06            $ 8.00
           Second quarter                       15.06             12.31
           Third quarter                        13.88              7.00
           Fourth quarter                       14.00              7.88

    As of February 28, 1999, there were approximately 181 shareholders of record and approximately 1,000 beneficial holders of the Company's common stock.

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


RECENT SALES

     In June 1998, Aradigm entered into a product development and commercialization agreement with Novo Nordisk covering the use of the AERx Diabetes Management System for the delivery of blood glucose regulating medicines. Under the agreement, Novo Nordisk also has a two year option to collaborate with Aradigm on the development of products based on the AERx Pulmonary Drug Delivery System in two additional, unnamed fields. Novo Nordisk is also obligated, under certain conditions, to develop at least one additional compound in the field of blood glucose regulation. The Company and Novo Nordisk will collaborate on product development. Under the terms of the agreement, Novo Nordisk has been granted worldwide sales and marketing rights to any products developed under the terms of the agreement, and Aradigm retains all manufacturing rights. For any system developed under the collaboration that receives regulatory approval, Aradigm expects to receive a share of gross profits on the sales of such products by Novo Nordisk. Gross profits is defined as Novo Nordisk's sales of delivery devices and packets, less both companies costs of manufacturing the devices, packets and drug included in the packets.

    Pursuant to the Novo Nordisk agreement, Aradigm could receive approximately $75 million in milestone and product development payments and approximately $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 1998, the Company had received $12.5 million in milestone and product development payments and $5.0 million from the purchase of Aradigm Common Stock by Novo Nordisk. Additional milestone payments and product development payments will be paid if Aradigm and Novo Nordisk decide to jointly develop additional AERx products under the terms of the agreement. There can be no assurance that the Company will be able to meet the milestones under this agreement on a timely basis, if at all.

           On January 27, 1999, the Company entered into a binding, non-cancelable agreement to sell 2,428,338 shares of its Common Stock subject to meeting certain closing conditions, including the effectiveness of a registration statement. The gross proceeds to the Company are expected to be approximately $25.5 million.

ITEM 6.    SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)                1998           1997           1996           1995           1994
----------------------------------------------      --------       --------       --------       --------       --------

STATEMENTS OF OPERATIONS DATA:

Contract and license revenues                       $ 17,515       $  3,685       $    730       $    155       $    125
Operating expenses:
    Research and development                          25,549         12,732          7,981          3,440          2,198
    General and administrative                         8,661          6,732          2,958          2,334          1,664
                                                    --------       --------       --------       --------       --------
       Total expenses                                 34,210         19,464         10,939          5,774          3,862
                                                    --------       --------       --------       --------       --------
Loss from operations                                 (16,695)       (15,779)       (10,209)        (5,619)        (3,737)
Interest income                                        1,754          1,329          1,179            206             38
Interest expense                                        (513)          (234)           (52)           (20)           (34)
                                                    ========       ========       ========       ========       ========
Net loss                                            $(15,454)      $(14,684)      $ (9,082)      $ (5,433)      $ (3,733)
                                                    ========       ========       ========       ========       ========
Basic and diluted net loss per share (1)            $  (1.32)      $  (1.43)      $  (1.49)      $  (5.41)      $  (4.40)
Shares used in computing basic and diluted net
loss per share (1)                                    11,682         10,280          6,098          1,004            849

BALANCE SHEET DATA:

Cash, cash equivalents and investments              $ 31,036       $ 24,305       $ 28,534       $ 12,117       $  6,087
Working capital                                       16,620         15,999         23,486         11,594          5,739
Total assets                                          44,949         30,294         30,733         13,306          6,343
Long-term debt                                         4,570          2,139            350            490             --
Accumulated deficit                                  (51,279)       (35,827)       (21,144)       (12,069)        (6,636)
Total shareholders' equity                            21,660         18,659         27,886         12,121          5,960


-----------

(1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Form 10-K. Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the timing of regulatory approvals the establishment of corporate partnering arrangements, the anticipated commercial introduction of the Company's products and the timing of the Company's cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described in Part II, under the heading "Risk Factors".

OVERVIEW

         Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of December 31, 1998, the Company had an accumulated deficit of $51.3 million. The Company has been unprofitable since inception and expects to incur additional operating losses over at least the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not sold any products and does not anticipate receiving significant revenue from sale of products in 1999. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development and collaborative contracts.

RESULTS OF OPERATIONS

         Years Ended December 31, 1998, 1997 and 1996

         Contract and License Revenues. The Company reported revenues from collaborative contracts of $17.5 million in 1998 compared to $3.7 million in 1997 and $730,000 in 1996. The increases in 1998 and 1997 revenues were due primarily to increased partner-funded product development activities. The Company is developing pulmonary delivery systems with SmithKline Beecham, PLC, to manage acute and breakthrough pain using narcotic analgesics, and with Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs of contract research revenue approximate such revenue and are included in research and development expense. 1996 revenues consisted of $500,000 of license fees from a human clinical feasibility testing agreement and $230,000 of contract research revenues.

         Research and Development Expenses. Research and development expenses have increased each year since the Company's inception; these expenses were $25.5 million in 1998 compared to $12.7 million in 1997 and $8.0 million in 1996. Research and development expenses in 1998, 1997 and 1996 represented 75%, 65%, and 73% of total expenses, respectively. Research and development expenses in 1998 increased by 101% over 1997, attributable primarily to hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded activities. Research and development expenses in 1997 increased 60% over 1996, similarly attributable to the hiring additional scientific personnel, increased costs associated with the expansion of research and development efforts of the AERx system and the initiation of additional clinical testing of the AERx system.

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

         General and Administrative Expenses. General and administrative expenses were $8.7 million in 1998 compared to $6.7 million in 1997 and $3.0 million in 1996. General and administrative expenses increased by 29% in 1998 compared to 1997 and 128% in 1997 compared to 1996, attributable primarily to support of the Company's increased research efforts, additional facilities expense, administrative staffing, business development and marketing activities. The Company expects to incur greater general and administrative expenses in the future as it expands its operations and increases its efforts to develop collaborative relationships with corporate partners.

         Interest Income. Interest income increased to $1.8 million in 1998 from $1.3 million in 1997 and $1.2 million in 1996. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipt of research funding and milestone payments from collaborative partners, the completion of a private placement of the Company's Common Stock in April 1998, which raised net proceeds of $12.0 million, and Novo Nordisk A/S making a $5.0 million equity investment in Aradigm at a 25% premium-to-market price in conjunction with the June 1998 development agreement between the Company and Novo Nordisk A/S to develop insulin products using Aradigm's non-invasive pulmonary drug delivery system. Interest income in 1997 was consistent with that in 1996 due to similar average cash balances during those two years.

         Interest Expense. Interest expense was $513,000 in 1998 compared to $234,000 in 1997 and $52,000 in 1996. These increases resulted primarily from higher outstanding capital lease and equipment loan balances under the Company's equipment and lease lines of credit.

         Net Operating Loss Tax Carryforwards. As of December 31, 1998, the Company had federal net operating loss tax carryforwards of approximately $41 million. These carryforwards will expire beginning in the year 2006. Utilization of net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided for by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, and proceeds from financings of equipment acquisitions, contract research revenue and interest earned on investments. As of December 31, 1998, the Company had received approximately $72.9 million in net proceeds from sales of its capital stock. In December 1998, the Company negotiated an additional $3.0 million equipment line of credit of which approximately $1.7 million remained available at December 31, 1998. As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $31.0 million. The Company also has the right to sell $5.0 million of common stock to each of SmithKline Beecham, PLC (at the then market price) and to Novo Nordisk A/S (at 25% premium to the market price) when certain conditions have been met.

         In January 1999, the Company entered into a binding, noncancelable agreement to raise approximately $25.5 million through a private sale of 2,428,338 newly-issued shares of its common stock to a select group of institutional investors, including the Kaufman Fund, Inc., Hambrecht & Quist Capital Management, Inc., Bank Invest, Delta Opportunity Fund (a fund managed by Diaz & Altschul Advisors) and Zesiger Capital Group, LLC. Piper Jaffray Inc. and Petkevich & Partners, LLC served as financial advisors to the company on the transaction. This financing is expected to give the company the additional flexibility in the development of both its existing and future AERX Pulmonary Drug Delivery products.

         Net cash used in operating activities in 1998 was $4.9 million compared to $7.8 million in 1997. The decrease in cash used resulted primarily from increases in deferred revenue, accrued liabilities and depreciation offset partially by an increase in the net loss. Net cash used in operating activities in 1997 was $7.8 million compared to $7.1 million in 1996. The increase resulted primarily from an increase in net loss of $5.6 million and increases in current assets, largely offset by net increases in accrued liabilities and deferred revenue.

         Net cash used in investing activities in 1998 was $21.0 million compared to $463,000 used in 1997. The increase in cash used resulted primarily from the Company's increased net purchases of short-term investments and increased expenditures made for capital equipment. Net cash used in investing activities in 1997 was $463,000 compared to $11.9 million net cash used in 1996. The decrease resulted primarily from the Company's receipt of net proceeds from investment maturities partially offset by increased expenditures made for capital equipment.

         Net cash provided by financing activities in 1998 was $21.2 million primarily from the Company's receipt of proceeds from the completion of a private placement of Common Stock in April 1998, which raised net proceeds of $12.0 million, a $5.0 million equity investment by Novo Nordisk A/S at a 25% premium-to-market price in June 1998, and the receipt of proceeds from equipment loans, offset partially by repayment of capital lease obligations. Net cash provided by financing activities in 1997 was $6.4 million primarily from the receipt of proceeds from equipment loans and issuances of common stock partially offset by repayment of capital lease obligations and equipment loans. Net cash provided by financing activities in 1996 of $24.3 million was due primarily to the receipt of net proceeds from the Company's initial public offering.

         The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale up of the Company's production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

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

         The Company expects that its existing capital resources, committed funding from its existing corporate partnerships and projected interest income will enable the Company to maintain current and planned operations through 2000. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time. There can be no assurance that additional financing will be available on acceptable terms or at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials, and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financings. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

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

WE HAVE A LIMITED OPERATING HISTORY

         We were incorporated in January 1991 and we have a limited operating history and have generated only limited revenues to date. Virtually all of our potential products are in an early stage of research or development. We cannot assure you that:

        -   our research and development efforts will be successful;

        -   any potential products will be proven safe and effective;

        - regulatory clearance or approval to sell any potential products will be obtained; or

        - any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

         We have never been profitable, and through December 31, 1998, we have incurred a cumulative deficit of approximately $51.3 million. We expect to continue to incur substantial losses over at least the next several years as we:

        -   expand our research and development efforts;

        -   expand our preclinical and clinical testing activities;

        -   expand our manufacturing efforts; and

        - plan and build our clinical and initial commercial production capabilities.


WE MAY NOT BE ABLE TO DEVELOP PRODUCTS SUCCESSFULLY

         Our AERx systems are at an early stage of development and we are currently testing them using hand-held prototypes. Before we can begin to sell the AERx systems commercially, we will need to invest in substantial additional development and conduct preclinical and clinical testing. In order to further develop our AERx systems, we will need to address engineering and design issues, including ensuring that the AERx systems can deliver a reproducible amount of drug into the bloodstream and can be manufactured successfully as hand-held systems. We cannot assure investors that we will be successful in addressing these design, engineering and manufacturing issues. Additionally, we may need to formulate and will need to package drugs for delivery by our AERx systems. We cannot assure investors that we will be able to do this successfully.

         For the AERx systems to be commercially viable, we will need to demonstrate that drugs delivered by the AERx systems:

        -   are safe and effective;

        - will not be subject to physical or chemical instability over time and under differing storage conditions; and

        - do not suffer from other problems that would affect commercial viability.

              While our development efforts are at different stages for different products, we cannot assure investors that we will successfully develop any products. We may also abandon some or all of our proposed products. If we cannot develop potential products in a timely manner, our business will be impaired.

WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS SUCCESSFULLY

         Our success in commercializing our products depends on many factors, including acceptance by health care professionals and patients. Their acceptance of our products will largely depend on our ability to show them that our products' ability to compete with alternate delivery systems with respect to:

        -   safety;

        -   efficacy;

        -   ease of use; and

        -   price.

         We cannot assure investors that our products will be competitive with respect to these factors or that our partners will be able to successfully market any of them in a timely manner.

WE DEPEND UPON COLLABORATIVE PARTNERS AND NEED ADDITIONAL COLLABORATIVE PARTNERS

         Our commercialization strategy depends on our ability to enter into agreements with collaborative partners. In particular, our ability to successfully develop and commercialize the AERx Pain Management System depends on our corporate partnership with SmithKline Beecham and our ability to successfully develop and commercialize the AERx Diabetes Management System depends on our corporate partnership with Novo Nordisk.
SmithKline Beecham and Novo Nordisk have agreed to:

        -   undertake certain collaborative activities with us;

        -   design and conduct advanced clinical trials;

        -   fund research and development activities with us;

        -   pay us fees upon achievement of certain milestones; and

        - purchase product at a defined premium, pay royalties and/or share gross profits if and when we commercialize a product.

         The development and commercialization of these systems will be delayed if SmithKline Beecham or Novo Nordisk fail to conduct these collaborative activities in a timely manner or at all. In addition, SmithKline Beecham or Novo Nordisk could terminate these agreements and we cannot assure investors that we will receive any development and milestone payments. If we do not receive development funds or achieve milestones set forth in the agreements, or if SmithKline Beecham or Novo Nordisk breach or terminate either agreement, our business will be impaired.

         We will also need to enter into agreements with other corporate partners to conduct the clinical trials, manufacturing, marketing and sales necessary to commercialize other potential products. In addition, our ability to apply the AERx system to any proprietary drugs will depend on our ability to establish and maintain corporate partnerships or other collaborative arrangements with the holders of proprietary rights to such drugs. We cannot assure investors that we will be able to establish such additional corporate partnerships or collaborative arrangements on favorable terms or at all, or that our existing or future corporate partnerships or collaborative arrangements will be successful. Nor can we assure investors that existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. We could have disputes with our existing or future corporate partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration. If any of our corporate partners or collaborators do not develop or commercialize any product to which it has obtained rights from us, our business could be impaired.

WE HAVE LIMITED MANUFACTURING EXPERIENCE

         We have only limited manufacturing experience. We have validated only a single pilot-scale facility for manufacturing disposable packets for our various

AERx systems. We anticipate spending significant amounts to attempt to provide for the high-volume manufacturing required for multiple AERx products, and some of this spending will occur before our products are approved. We cannot assure investors that:

        - we will be able to manufacture sufficient quantities of our products to support any future clinical trials;

        - the design requirements of the AERx system will make it feasible for us to develop it beyond the current prototype;

        - manufacturing and quality control problems will not arise as we attempt to scale-up; or

        - any scale-up can be achieved in a timely manner or at a commercially reasonable cost

Failure to address these issues could delay or prevent late-stage clinical testing and commercialization of our products.

         Our manufacturing facilities and our contract manufacturers' facilities will be subject to periodic regulatory inspections by the Food and Drug Administration (FDA) and other federal and state regulatory agencies. These facilities must comply with the good manufacturing practice (GMP) requirements of the FDA. We cannot assure investors that we will satisfy such regulatory requirements, and any failure to satisfy GMP and other requirements could impair our business.

         We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our AERx devices. We cannot assure investors that we will be able to enter into or maintain satisfactory contract manufacturing arrangements. Certain components of our products may be available, at least initially, only from single sources. We cannot assure investors that we could find alternate suppliers for any of these components. A delay of or interruption in production resulting from any supply problem could have a material adverse effect on our business.

WE WILL NEED ADDITIONAL CAPITAL AND OUR ABILITY TO FIND ADDITIONAL FUNDING IS UNCERTAIN

         Our operations to date have consumed substantial and increasing amounts of cash. We expect the negative cash flow from operations to continue in the foreseeable future. We will need to commit substantial funds to develop our technology and proposed products. We will have to continue to conduct costly and time-consuming research and preclinical and clinical testing to develop, refine and commercialize our technology and proposed products. Our future capital requirements will depend on many factors, including:

        - progress in researching and developing our technology and drug delivery systems;

        - our ability to establish and maintain favorable collaborative arrangements with others;

        -   progress with preclinical studies and clinical trials;

        -   time and costs to obtain regulatory approvals;

        - costs of development and the rate we expand our production technologies;

        - costs of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

        -   our need to acquire licenses or other rights to technology.

Since inception, we have financed our operations primarily through equity financings, financings of equipment acquisitions, contract research revenue and interest earned on investments.

         We anticipate that we will be able to maintain our current and planned operations through 2000 with our existing resources, anticipated payments from our existing corporate partners and projected interest income. Depending on the timing and nature of additional development collaborations, we may need to raise additional funds to fund operations beyond that period. Our cash requirements may change because of our research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity. We may seek additional funding through collaborations or through public or private equity financings. We cannot assure investors that additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, substantial dilution to shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others. Such arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

WE DEPEND UPON PROPRIETARY TECHNOLOGY; THE STATUS OF PATENTS AND PROPRIETARY TECHNOLOGY IS UNCERTAIN

         The field of aerosolized drug delivery is crowded and a substantial number of patents have been issued. Competitors and institutions may have applied for and may obtain additional patents and proprietary rights relating to competing products or processes.

         Patents or other publications may hinder us from obtaining patent protection or draw into question the validity of patents already issued to us. In addition, patents issued to others might allow competitors to prevent us from making our products or carrying out processes necessary to use our products. We may not be able to obtain a license under any such patent and may be prevented from making products or carrying out processes that are important or essential to our business. We cannot assure investors that any of our patents would be upheld as valid if challenged in litigation. There also can be no assurance that any of our patent applications will issue or, if issued, will later be found valid if challenged. Furthermore, we cannot assure investors that any issued patents or patent applications will provide us with sufficient market exclusivity to profitably compete against our competitors. In the United States, patent applications are secret until they are issued. As a result, we cannot know what patents others may have applied for. We may take actions now that create infringement issues if and when a pending application covering similar technology is subsequently issued. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. Whether or not we are successful, any dispute could involve the expenditure of substantial financial and human resources.

         We require our officers, employees, consultants and advisors to execute proprietary information and invention assignment agreements when they began their relationships with us. We cannot assure investors, however, that these agreements will provide meaningful protection for our inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information. Violations of such agreements are difficult to police.

OUR BUSINESS IS REGULATED BY THE GOVERNMENT; RESULTS OF PRECLINICAL AND CLINICAL TESTING ARE UNCERTAIN

         All medical devices and new drugs, including our products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. Such regulations govern the development, testing, manufacture, labeling, storage, premarket clearance or approval, advertising, promotion, sale and distribution of such products. Medical devices or drug products that are marketed abroad are also subject to regulation by foreign governments.

         The process for obtaining FDA premarket clearances or approvals for medical devices and drug products is generally lengthy, expensive and uncertain. Securing FDA marketing clearances and approvals often requires applicants to submit extensive clinical data and supporting information to the FDA. Even if granted, the FDA can withdraw product clearances and approvals for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing.

         We cannot assure investors that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our potential products. Our business would suffer if:

        -   receipt of clearances or approvals is delayed;

        -   we fail to receive such clearances or approvals; or

        -   we fail to comply with existing or future regulatory requirements.

         Even if granted, regulatory clearances or approvals may include significant limitations on the uses for which products may be marketed. Certain changes to marketed medical devices and new drugs are subject to additional FDA review and clearance or approval.

         We cannot assure investors that any required clearances or approvals, once obtained, will not be withdrawn or that we will remain in compliance with other regulatory requirements. If we (or manufacturers of our components) fail to comply with applicable FDA and other regulatory requirements, we (and they) are subject to sanctions, including:

        -   warning letters;

        -   fines;

        -   product recalls or seizures;

        -   injunctions;

        - refusals to permit products to be imported into or exported out of the United States;

        - FDA refusal to grant premarket clearance or premarket approval of medical devices and drugs;

        -   FDA refusal to allow us to enter into government supply contracts;

        -   withdrawals of previously approved marketing applications; and

        -   criminal prosecutions.

         Before we can file for regulatory approval for the commercial sale of our potential AERx products, the FDA will require extensive preclinical and clinical testing to demonstrate their safety and efficacy. To date, we have tested prototype patient-operated versions of our AERx systems with morphine and insulin on a limited number of individuals in Phase I and Phase II clinical trials in the United States and with insulin on a limited number of individuals in Phase I and Phase II trials in Australia. If we do not or cannot complete these trials or progress to more advanced clinical trials, we may not be able to commercialize our AERx products.

         Completing clinical trials in a timely manner depends on, among other factors, the enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays or both.

         We are also developing applications of our AERx system for the delivery of other compounds. These applications are in an early stage of development and we do not yet know the degree of testing and development that will be needed to obtain necessary marketing approvals from the FDA and other regulatory agencies. We cannot assure investors that these applications will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all. Although we believe the data regarding our potential products is encouraging, the results of initial preclinical and clinical testing do not necessarily predict the results that we will get from subsequent or more extensive preclinical and clinical testing. Furthermore, we cannot assure investors that clinical trials of these products will demonstrate that these products are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If we cannot adequately demonstrate that any therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our business.

         In addition, the FDA may require us to provide clinical data to demonstrate that the chronic administration of drugs delivered via the lung for systemic effect is safe. We cannot assure investors that we will be able to present such data in a timely manner, or at all.

         Manufacturers of medical devices and drugs also are required to comply with the applicable GMP requirements, which relate to product testing, quality assurance and maintaining records and documentation. We cannot assure investors that we will be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations, which would impair our business.

         In addition, to market our products in foreign jurisdictions, we and our partners must obtain required regulatory approvals and clearances from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We cannot assure investors that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired.

         Because our AERx Pain Management System clinical studies involve morphine, we are registered with the Drug Enforcement Agency (DEA) and our facilities are subject to inspection and DEA export, import, security and production quota requirements. We cannot assure investors that we will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not otherwise harm our business.

WE ARE IN A HIGHLY COMPETITIVE MARKET AND OUR COMPETITORS MAY DEVELOP ALTERNATIVE THERAPIES

         The medical device, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving. Our success depends on our ability to successfully develop products and technologies for pulmonary drug delivery. If a competing company were to develop or acquire rights to a better pulmonary delivery device, our business would be harmed.

         We compete with pharmaceutical, biotechnology and drug delivery companies and other entities engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. There are a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral, intranasal and transdermal delivery systems and colonic absorption systems. A competitor of the Company has recently received approval for fentanyl, a narcotic analgesic, to treat rapid-onset pain in certain types of patients. Other companies are currently developing and commercializing enhanced injectable drug delivery systems and pulmonary drug delivery systems. Many of our competitors have greater research and development capabilities, experience, manufacturing, marketing, sales, financial and managerial resources than we do, and they represent significant competition for our business. Our competitors' financial, marketing and other resources could be further enhanced if they are acquired by large pharmaceutical companies or if they enter into partnering arrangements.

         Our competitors may succeed in developing competing technologies, obtaining FDA approval for products more rapidly than us and in gaining greater market acceptance of their products than our products. We cannot assure investors that developments by others will not render some or all of our proposed products or technologies uncompetitive or obsolete.

WE DEPEND ON KEY PERSONNEL

         We depend on a small number of key management and technical personnel. Losing any of these key employees could harm our business and operations. Our success also depends on our ability to attract and retain additional highly qualified marketing, management, manufacturing, engineering and research and development personnel. We face intense competition in our recruiting activities, and we may not be able to attract or retain qualified personnel.

WE MAY BE EXPOSED TO PRODUCT LIABILITY

         Researching, developing and commercializing medical devices and therapeutic products entails significant product liability risks. The use of our products in clinical trials and the commercial sale of such products may expose us to liability claims. These claims might be made directly by consumers or by pharmaceutical companies or others selling such products.

         Companies often address the exposure of such risk by obtaining product liability insurance. Although we currently have product liability insurance, we cannot assure investors that we can maintain such insurance or obtain additional insurance on acceptable terms, in amounts sufficient to protect our business, or at all. A successful claim brought against us in excess of our insurance coverage would have a material adverse effect on our business.

THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN

         In both domestic and foreign markets, sales of our potential products, if any, depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot assure investors that any of our products will be reimbursable by third-party payors. In addition, we cannot assure investors that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

WE USE HAZARDOUS MATERIALS

         Our operations involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the state and federal regulations standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and such liability could exceed the resources of our business.

OUR STOCK PRICE MAY BE VOLATILE

         The market prices for securities of many companies in the pharmaceutical development industry, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

        -   investor perception of us;

        -   analyst recommendations;

        -   fluctuations in our operating results;

        -   market conditions relating to the pharmaceutical industry;

        - announcements of technological innovations or new commercial products by us or our competitors;

        - publicity regarding actual or potential developments relating to products under development by us or our competitors;

        -   developments or disputes concerning patent or proprietary rights;

        -   delays in the development or approval of our product candidates;

        - regulatory developments in both the United States and foreign countries;

        -   public concern as to the safety of drug technologies;

        -   period-to-period fluctuations in financial results;

        - future sales of substantial amounts of common stock by existing shareholders; or

        -   economic and other external factors.

         In the past, class action securities litigation has often been instituted against companies following periods of volatility in the market price of their securities. Any such litigation instigated against us could result in substantial costs and a diversion of management's attention and resources.

YEAR 2000 ISSUE.

         As the year 2000 approaches, a "Year 2000" issue has arisen because many existing application software programs, operating systems and manufacturing equipment containing computer-related components (Systems) were designed to use only the last two digits to represent a year (e.g., the year 1998 is represented by "98" on the system or in the program). As a result, the year 1999 (i.e., "99") could be the maximum date value Systems will be able to process accurately. If not corrected, the Year 2000 problem could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including inaccurate processing of financial, personnel and other information as well as the inability to process transactions or engage in similar normal business activities.

         We are currently developing a strategy to address the potential exposures related to the impact of the Year 2000 exposures on our Systems. We have appointed a project manager to lead our assessment of the Year 2000 exposures. We have begun an initial inventory of our key internal financial, informational and operational systems, including manufacturing control systems, to identify those areas that may be affected by the Year 2000 issues. We intend to complete this inventory by the end of the first quarter of fiscal 1999. We are in the stages of developing plans for implementing and testing any necessary modifications to these key Systems to ensure Year 2000 compliance. We currently estimate that any required remediation programs will be completed by the third quarter of fiscal 1999.

         In addition to the risks associated with our own Systems, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide us with information, goods and services. If significant numbers of these third parties experience failures in their own Systems due to the Year 2000 problem, it could affect our ability to process transactions or engage in similar normal business activities. We have not yet determined the impact on our operations, if any, if key third parties fail to take necessary actions. We have initiated formal communications with significant third parties to assess their Year 2000 compliance and determine the extent to which we may be vulnerable to those third parties' failure to remedy their own Year 2000 issues.

         We do not yet know the total cost associated with becoming Year 2000 compliant. To date, we have not incurred, and we do not anticipate that we will incur, significant operating expenses that would be material to our business. While we plan to complete modifications of our business-critical Systems prior to the Year 2000, if we (or our third-party providers) do not complete such modifications in a timely manner, the Year 2000 problem could impair our business. We cannot predict the extent of any such impact. We cannot assure investors that we or any third party will not encounter any unforeseen problems with respect to any Systems, and these unforeseen problems will not impair our business. We currently have no contingency plans to deal with any major Year 2000 non-compliance, though we will develop such plans over the coming quarters.

                           FORWARD-LOOKING STATEMENTS

         This Section contains forward looking statements, which include statements based on our current expectations, assumptions, estimates and projections about our Company and our industry, including statements about the timing and results of clinical trials, regulatory approval, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying these statements. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed in "Risk Factors" or elsewhere in this Section. We assume no obligation to update any forward-looking statement.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk Disclosures

         In the normal course of business, the financial position of the Company is routinely subject to variety of risks including market risk associated with interest rate movement. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As the result, the Company does not anticipate material potential losses in these areas.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Comdisco and Transamerica.

DISCLOSURE                             1999       2000        2001       2002       2003      THEREAFTER       TOTAL     FAIR VALUE
                                                                                                                         AT 12/31/98
Available for sale securities          9,180                                                                   9,180

Cash and Cash Equivalents                  1          0          0          0          0              0
                                                                                                                           9,180
Avg.                                   2.70%          0          0          0          0              0
Interest
rate

Short-term investments                20,264          0          0          0          0              0        20,264
                                                                                                                          20,271
Average interest rate                  5.50%          0          0          0          0              0

Long -term debt, including current
portion
Fixed rate payments
                                       1,282      1,387       1,557      1,626                                  5,852
Average interest rate                   12.0%      12.0%       13.5%      13.5%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

           We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Palo Alto, California
February 12, 1999

                               ARADIGM CORPORATION

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 1998           1997
                                                               --------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 10,765       $ 15,517
   Short-term investments                                        20,271          8,788
   Receivables                                                      774            261
   Other current assets and inventories                             729            929
                                                               --------       --------
     Total current assets                                        32,539         25,495

Property and equipment, net                                      12,196          4,417
Notes receivable from officers                                      135            303
Other assets                                                         79             79
                                                               --------       --------
     Total assets                                              $ 44,949       $ 30,294
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  1,979       $  1,505
   Accrued clinical and cost of other studies                       633            -
   Accrued compensation                                           1,261            728
   Deferred revenue                                               9,873          6,339
   Other accrued liabilities                                        891            342
   Current portion of capital lease obligations                   1,282            582
                                                               --------       --------
     Total current liabilities                                   15,919          9,496

Noncurrent portion of deferred revenue                            2,800            -
Capital lease obligations, less current portion
                                                                  4,570          2,139

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares
     authorized; no shares  issued or outstanding                   -              -
   Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding shares:
          1998 - 12,163,616; 1997 - 10,632,133                   73,768         54,976
   Shareholder notes receivable                                    (288)          (386)
   Deferred compensation                                           (541)          (104)
   Accumulated deficit                                          (51,279)       (35,827)
                                                               --------       --------
     Total shareholders' equity                                  21,660         18,659
                                                               --------       --------
     Total liabilities and shareholders' equity                $ 44,949       $ 30,294
                                                               ========       ========

See accompanying notes

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                               1998           1997           1996
                                             --------       --------       --------
Contract and license revenues primarily      $ 17,515       $  3,685       $    730
    from related parties


Expenses:
    Research and development                   25,549         13,452          7,981
    General and administrative                  8,661          6,012          2,958
                                             --------       --------       --------
    Total expenses                             34,210         19,464         10,939
                                             --------       --------       --------

Loss from operations                          (16,695)       (15,779)       (10,209)

Interest income                                 1,754          1,329          1,179
Interest expense                                 (513)          (234)           (52)
                                             --------       --------       --------
Net loss                                     $(15,454)      $(14,684)      $ (9,082)
                                             ========       ========       ========

Basic and diluted  net loss per share        $  (1.32)      $  (1.43)      $  (1.49)
                                             ========       ========       ========

Shares used in computing  basic and
    diluted net loss per share                 11,682         10,280          6,098
                                             ========       ========       ========

See accompanying notes

                               ARADIGM CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                Preferred Stock           Common Stock
                                             ----------------------   --------------------
                                               Shares       Amount      Shares      Amount
                                             ----------    --------   ----------   --------
Balances at December 31, 1995                 5,611,910    $ 24,119    1,327,025   $    267
  Issuance of common stock                            -                  662,629        350
  Repurchase of common stock                          -                    (2,766)        (1)
  Issuance of common stock upon
    conversion of preferred stock and
    warrants, net                            (5,611,910)    (24,119)   5,727,166     24,119
  Issuance of common stock                            -           -    2,500,000     24,591
  Deferred compensation                               -           -            -        495
  Amortization of deferred compensation               -           -            -          -
  Comprehensive Income                                                                    -
    Net Loss                                          -           -            -          -
    Other Comprehensive Income
      Net Change in unrealized gain (loss)
      on available-for-sale investments               -           -            -          -

  Total Comprehensive income
                                             ----------    --------   ----------   --------
Balances at December 31, 1996                         -           -   10,214,054     49,821
  Issuance of common stock                            -           -      432,513      5,164
  Repurchase of common stock                          -           -      (14,434)        (9)
  Repayment of Shareholders' notes                    -           -            -          -
  Amortization of deferred compensation
  Comprehensive Income
    Net Loss                                          -           -            -          -
    Other Comprehensive Income
      Net Change in unrealized gain (loss)
      on available-for-sale investments

  Total Comprehensive income                          -           -            -          -
                                             ----------    --------   ----------   --------
Balances at December 31, 1997                         -           -   10,632,133     54,976
  Issuance of common stock                                             1,566,638     17,837
  Repurchase of common stock                                             (35,155)       (17)
  Issuance of warrant for services                                                      268
  Repayment of Shareholders' notes
  Deferred compensation                                                                 704
  Amortization of deferred compensation
  Comprehensive Income
    Net Loss
    Other Comprehensive Income
      Net Change in unrealized gain (loss)
      on available-for-sale investments

  Total Comprehensive income                          -           -            -          -
                                             ----------    --------   ----------   --------
Balances at December 31, 1998                         -    $      -   12,163,616   $ 73,768
                                             ==========    ========   ==========   ========

                                                                                                                     Total
                                                  Shareholder             Deferred            Accumulated            Equity
                                               Notes Receivable         Compensation            Deficit            Shareholders'
                                               ----------------         ------------          -----------          -------------
Balances at December 31, 1995                    $    (196)              $      -              $ (12,069)            $ 12,121
  Issuance of common stock                            (288)                     -                      -                   62
  Repurchase of common stock                             1                      -                      -                    -
  Issuance of common stock upon                                                                                             -
    conversion of preferred stock and                                                                                       -
    warrants, net                                        -                      -                      -                    -
  Issuance of common stock                               -                      -                      -               24,591
  Deferred compensation                                  -                   (495)                     -                    -
  Amortization of deferred compensation                  -                    187                      -                  187
  Comprehensive Income                                                                                                      -
    Net Loss                                             -                      -                 (9,082)              (9,082)
    Other Comprehensive Income                                                                                              -
      Net Change in unrealized gain (loss)                                                                                  -
      on available-for-sale investments                                                                7                    7
                                                                                               ---------             --------
  Total Comprehensive income                             -                      -                 (9,075)              (9,075)
                                                 ---------               --------              ---------             --------
Balances at December 31, 1996                         (483)                  (308)               (21,144)              27,886
  Issuance of common stock                                                                                              5,164
  Repurchase of common stock                             9                                                                  -
  Repayment of Shareholders' notes                      88                                                                 88
  Amortization of deferred compensation                  -                    204                                         204
  Comprehensive Income                                                                                                      -
    Net Loss                                             -                      -                (14,684)             (14,684)
    Other Comprehensive Income                                                                                              -
      Net Change in unrealized gain (loss)                                                                                  -
      on available-for-sale investments                                                                1                    1
                                                                                               ---------             --------
  Total Comprehensive income                             -                      -                (14,683)             (14,683)
                                                 ---------               --------              ---------             --------
Balances at December 31, 1997                         (386)                  (104)               (35,827)              18,659
  Issuance of common stock                                                                                             17,837
  Repurchase of common stock                            17                      -                      -                    -
  Issuance of warrant for services                                                                                        268
  Repayment of Shareholders' notes                      81                      -                      -                   81
  Deferred compensation                                  -                   (704)                     -                    -
  Amortization of deferred compensation                  -                    267                      -                  267
  Comprehensive Income                                   -                      -                      -                    -
    Net Loss                                             -                      -                (15,454)             (15,454)
    Other Comprehensive Income                                                                                              -
      Net Change in unrealized gain (loss)                                                                                  -
      on available-for-sale investments                                                                2                    2
                                                                                               ---------             --------
  Total Comprehensive income                             -                      -                (15,452)             (15,452)
                                                 ---------               --------              ---------             --------
Balances at December 31, 1998                    $    (288)              $   (541)             $ (51,279)            $ 21,660
                                                 =========               ========              =========             ========

See accompanying notes

                               ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                            1998            1997            1996
                                                          ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (15,454)      $ (14,684)      $  (9,082)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                              1,773             691             389
   Issuance of warrant for services                             268              --              --
   Amortization of deferred compensation                        267             204             187
   Changes in operating assets and liabilities:
     Receivables                                               (513)           (261)            260
     Other current assets and inventories                       200            (478)           (376)
     Other assets                                                --              (4)             (8)
     Accounts payable                                           474             904             426
     Accrued liabilities                                      1,715            (388)          1,172
     Deferred revenue                                         6,334           6,170             (61)
                                                          ---------       ---------       ---------
Cash used in operating activities                            (4,936)         (7,846)         (7,093)
                                                          ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        ( 9,552)         (2,756)           (811)
Purchases of available-for-sale investments                 (34,940)        (27,278)       (191,767)
Proceeds from maturities of available-for-sale
   investments                                               23,459          29,571         180,694
                                                          ---------       ---------       ---------
Cash used in investing activities                           (21,033)           (463)        (11,884)
                                                          ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                  17,837           5,164          24,653
Proceeds from repayments of shareholder notes                    81              88            --
Notes receivable from officers                                  168             (83)            (69)
Proceeds from equipment loans                                 4.176           1,437            --
Payments on capital lease obligations and equipment
   loans                                                     (1,045)           (234)           (270)
                                                          ---------       ---------       ---------
Cash provided by financing activities                        21,217           6,372          24,314
                                                          ---------       ---------       ---------


Net (decrease) increase in cash and cash equivalents         (4,752)         (1,937)          5,337
Cash and cash equivalents at beginning of year               15,517          17,454          12,117
                                                          ---------       ---------       ---------
Cash and cash equivalents at end of year                  $  10,765       $  15,517       $  17,454
                                                          =========       =========       =========

SUPPLEMENTAL DISCLOSURE REGARDING NON-CASH INVESTING
   AND FINANCING ACTIVITIES
Common stock issued in exchange for notes receivable      $       -       $       -       $     288
                                                          =========       =========       =========
Common stock repurchased upon cancellation of
   shareholder notes                                      $      17       $       9       $       1
                                                          =========       =========       =========
Acquisition of equipment under capital leases             $       -       $     899       $     395
                                                          =========       =========       =========

Cash paid for interest                                    $     513       $     235       $      52
                                                          =========       =========       =========


See accompanying notes

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Aradigm Corporation (the "Company") was incorporated in California. Through June 1997, prior to the signing of the Company's collaborative agreement with SmithKline Beecham (see Note 7), the Company was in the development stage. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included conducting research and development, obtaining financing, recruiting management and technical personnel, securing operating facilities, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation and Amortization

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Machinery and equipment acquired under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvement.

Revenue Recognition

Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as revenue based on actual efforts expended over the remaining terms of the agreements. Non-refundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Costs of contract revenue approximate such revenue and are included in research and development expenses.

Net Loss Per Share

Basic net loss per common share and diluted net loss per share are presented in accordance with SFAS No. 128, "Earning per share" ("SFAS 128"), for all the periods presented. Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

For the years ended December 31, 1998 and 1997, outstanding stock options and other stock equivalents are not included as their effect would be anti-dilutive.

The following pro forma per share data, as adjusted, is provided to show the net loss per share calculation on a consistent basis for the year ended December 31, 1996. It has been computed as described above, but includes the retroactive effect from the date of issuance of the conversion of

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

convertible preferred stock to common shares upon the closing of the Company's initial public offering in June 1996.

A reconciliation of shares used in the calculation of historical and pro forma, as adjusted, basic and diluted net loss per share follows:

Net loss                                                             $   (9,082)
                                                                     ===========
Basic and Diluted
Weighted average common shares outstanding used in
   computing basic and diluted net loss per share
                                                                      6,098,038
                                                                     ===========
Basic and diluted net loss per share                                 $    (1.49)
                                                                     ===========
Pro Forma Basic and Diluted, as adjusted
Shares used in computing basic and diluted net
   loss per share                                                     6,098,038
Adjusted to reflect the effect of the assumed
   conversion of preferred stock                                      2,529,456
                                                                     -----------
Shares used in computing pro forma basic and
   diluted net loss per share, as adjusted                            8,627,494
                                                                     ===========
Pro forma basic and diluted net loss per share, as adjusted          $    (1.05)
                                                                     ===========


Had the Company been in a net income position, diluted earnings per share would have included the weighted average effect of outstanding options and warrants. (As Determined Using the Treasury Stock Method)

Employee Benefit Plans

The Company has a 401(k) Plan which stipulates that all full-time employees with at least three months of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 20% of salary on a pretax basis. The Company has the option to provide matching contributions but has not done so to date.

Recent Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income (loss) and its components. Statement 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The adoption of this Statement had no impact on the company's results of operations or financial position.

For the years ended December 31, 1998, 1997 and 1996, realized and unrealized gains or losses on the Company's available-for-sale securities are not material. The accumulated unrealized gains or losses (reflecting accumulated other comprehensive income) were $10,000, $8,000 and $7,000 at December 31, 1998, 1997 and 1996 respectively.

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it operates in only one segment, which is non-invasive pulmonary drug delivery systems. Accordingly, the adoption of this Statement had no impact on the Company's operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2. FINANCIAL INSTRUMENTS

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate master notes. The Company's short-term investments consist of commercial paper, corporate notes and market auction preferred securities with maturities ranging from 3 to 12 months.

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in other comprehensive income. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.


The following summarizes the Company's fair value of cash equivalents and investments:


                                                       December 31,
                                              ----------------------------
                                                 1998             1997
                                              -----------      -----------
Cash equivalents:
     Money market fund                        $    16,000      $     6,000
     Commercial paper                           9,164,000       14,331,000
                                              -----------      -----------
Short-term Investments:                       $ 9,180,000      $14,337,000
                                              ===========      ===========

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998


     Commercial paper                         $ 2,613,000      $ 3,272,000
     Corporate notes                           16,758,000        3,216,000
     Market auction preferred securities          900,000        2,300,000
                                              -----------      -----------
                                              $20,271,000      $ 8,788,000
                                              ===========      ===========

As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. As of December 31, 1998, the average portfolio duration was approximately three months, and the contractual maturity of any single investment did not exceed seven months from the balance sheet date.

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             December 31,
                                                    -------------------------------
                                                        1998               1997
                                                    ------------       ------------
Machinery and equipment                             $ 10,807,000       $  3,294,000
Furniture and fixtures                                   810,000            434,000
Lab equipment                                          1,610,000          1,048,000
Computer equipment and software                        1,264,000            755,000
Leasehold improvements                                   880,000            288,000
                                                    ------------       ------------
                                                      15,371,000          5,819,000
Less accumulated depreciation and amortization        (3,175,000)        (1,402,000)
                                                    ------------       ------------
                                                    $ 12,196,000       $  4,417,000
                                                    ============       ============

Property and equipment at December 31, 1998 includes assets under capitalized leases of approximately $7,512,000 ($3,322,000 in 1997). Accumulated amortization related to leased assets was approximately $2,115,000 at December 31, 1998 ($392,000 in 1997).

4. LEASES AND COMMITMENTS

In December 1998, the Company obtained a new $3.0 million equipment lease line of credit of which approximately $1.7 million remains available at December 31, 1998 for acquisition through September 1999. Amounts borrowed under the Company's equipment lease lines of credit bear interest at rates from 10% to 15% and are collateralized by the equipment acquired. Under the terms of the lease agreements, the Company has the option to purchase the leased equipment at a negotiated price at the end of each lease term. The Company leases its office and laboratory facilities under several operating leases that expire through the year 2016.

Future minimum lease payments under noncancelable operating and capital leases at December 31, 1998 are as follows:

                                                                                  Operating          Capital
                                                                                    Leases            Leases
                                                                                 -----------        ----------
Years ending December 31:
   1999                                                                           $1,687,000        $1,986,000
   2000                                                                            1,809,000         1,927,000
   2001                                                                            2,135,000         1,888,000
   2002                                                                            2,362,000         1,760,000
   2003 and thereafter                                                            39,062,000                 -
                                                                                 -----------        ----------
Total minimum lease payments                                                     $47,055,000         7,561,000
                                                                                 ===========
Less amount representing interest                                                                   (1,709,000)
                                                                                                    ----------
Present value of future lease payments                                                               5,852,000
Current portion of capital lease obligations                                                        (1,282,000)
                                                                                                    ==========
Noncurrent portion of capital lease obligations                                                     $4,570,000
                                                                                                    ==========
Rent expense under these operating leases totaled $1,157,000, $420,000 and
197,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. CONTINGENCIES

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998


In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S ("Novo Nordisk"), addressing the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains certain other allegations and seeks unspecified damages and injunctive relief. Management believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. The Company has filed an answer denying all material allegations of the complaint.

6. SHAREHOLDERS' EQUITY

Capital Stock

In April 1998, the Company raised approximately $12.0 million through a private sale of 1,111,100 shares of its common stock to a group of institutional investors. In June 1998, the Company raised approximately $5.0 million through a private sale of 312,396 shares of its common stock to a development partner at 25% premium to the market price.

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

Stock Warrants

In December 1998, the Company issued a warrant in connection with an operating lease agreement that entitles the holder to purchase 50,000 shares of common stock at an exercise price of $10.94 per share. This warrant is exercisable through December 2005. In April 1998, the Company issued warrants to the underwriters of the private placement of common stock that entitles the holders to purchase 166,665 shares of common stock at an exercise price of $12.42 per share. These warrants are exercisable through June 2003.

In September 1997, in connection with a consulting agreement, the Company issued a warrant that entitles the holder to purchase 170,000 shares of common stock at an exercise price of $8.96 per share. This warrant is exercisable through August 2003. At December 31, 1998, the Company has reserved 386,665 shares of its common stock for issuance upon exercise of these common stock warrants.

1996 Equity Incentive Plan

In April 1996, the Company's Board of Directors adopted and the Company's shareholders approved the 1996 Equity Incentive Plan (the "Plan"), which amended and restated the 1992 Stock Option Plan. Options granted under the Plan may be either incentive or non-statutory stock options. At December 31, 1998, the Company had authorized 2,980,000 shares of common stock for issuance under the Plan. Options granted under the Plan expire no later than ten years from the date of grant. For incentive and

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

Options granted under the 1996 Equity Incentive Plan are immediately exercisable and the shares acquired are generally vested over a period of four years from the date of grant. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 1998 and 1997, notes receivable from shareholders of $288,000 and $386,000, respectively, were outstanding. These notes generally bear interest at 6% and are due and payable in regular installments over a five year period. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 38,291 shares in accordance with these agreements. During 1998, the Company granted options to purchase 975,300 shares of common stock, none of which were exercised subject to repurchase agreements. As of December 31, 1998, 96,007 shares of the Company's common stock remained subject to repurchase and 1,970,412 shares were reserved for issuance upon exercise of options.

The following is a summary of activity under the Plan:

                                                              Options Outstanding
                                                    ------------------------------------------
                                   Shares                                             Weighted
                                  Available                                           Average
                                 for Grant of        Number           Price Per       Exercise
                                   Options          of Shares           Share          Price
                                -------------       ----------       ------------    --------
Balance at December 31, 1995         171,882          452,242        $0.10-$0.43      $ 0.30
   Options authorized              1,005,000               --        $        --      $   --
   Options granted                  (523,520)         523,520        $0.57-$9.88      $ 3.66
   Options exercised                      --         (662,629)       $0.10-$5.33      $ 0.53
                                ------------        ---------
Balance at December 31, 1996         653,362          313,133        $0.10-$9.88      $ 5.45
   Options granted                  (550,600)         550,600       $6.88-$12.88      $ 8.75
   Options exercised                      --           (5,625)      $       5.33      $ 5.33
   Shares repurchased                 24,229               --       $0.37-$ 0.57      $ 0.49
   Options cancelled                  26,825          (26,825)       $5.33-$9.88      $ 6.03
                                ------------        ---------
Balance at December 31, 1997         153,816          831,283       $0.10-$12.88      $ 7.62
   Options authorized              1,000,000               --       $         --      $   --
   Options granted                  (975,300)         975,300       $9.13-$14.63      $11.51
   Options exercised                      --          (28,749)      $6.88-$12.25      $ 8.99
   Shares repurchased                 14,062               --       $0.43-$ 4.00      $ 0.58
   Options cancelled                  53,963          (53,963)      $5.33-$12.25      $ 8.48
                                ------------        ---------
Balance at December 31, 1998         246,541        1,723,871       $0.10-$14.63      $ 9.77
                                ============        =========

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

                                                         Options Outstanding and Exercisable
                                            -------------------------------------------------------------
                                                                                      Weighted Average
                                                                 Weighted           Remaining Contractual
                                                                 Average                    Life
         Exercise Price Range                    Number       Exercise Price             (in years)
      ----------------------------          --------------   ----------------       ---------------------
              $0.10-$2.00                          69,033         $0.46                      5.6
              $4.00-$5.67                         133,500         $5.21                      7.4
              $6.88-$9.94                         716,138         $8.64                      8.8
             $10.63-$14.63                        805,200        $12.32                      9.3
                                            =============
             $0.10-$14.63                       1,723,871         $9.77                      8.8
                                            =============

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

The Company recorded deferred compensation of approximately $495,000 for the difference between the grant price and the fair value of certain of the Company's common stock options granted in 1996. This amount was amortized over the vesting period of the individual options. Deferred compensation expense relating to this $495,000 recognized in the years ended December 31, 1998, 1997 and 1996 was approximately $104,000, $204,000 and $187,000, respectively. The Company also recorded additional deferred compensation of approximately $649,000 for the difference between grant price and the fair value of certain of the Company's common stock options granted in 1998, $108,000 of which was recognized in 1998. The weighted average fair value of options granted during 1996 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $2.15. There were no such grants in 1997. The weighted average fair value of options granted in 1998 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $12.13. The weighted average fair value of options granted during 1998, 1997 and 1996 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $6.09, $3.35 and $5.60, respectively.

Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and non-employee director stock options granted subsequent to December 31, 1994 under the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate ranging from 5.2%-5.6%, 5.7%-6.4% and 5.1%-5.8% for the years ended December 31, 1998, 1997 and 1996, respectively; a dividend yield of 0.0%; the annual volatility factor of the expected market price of the Company's common stock for 1998, 1997 and 1996 are 0.63, 0.70 and 0.70, respectively; and a weighted average expected option life of four years. Options granted prior to the Company's initial public offering in June 1996 have a volatility factor of 0.0.

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Pro forma information on the above basis is as follows:

                                                                             Years ended December 31,
                                                               ----------------------------------------------------
                                                                   1998                1997               1996
                                                               ------------        ------------        -----------
Pro forma net loss                                             $(16,529,000)       $(14,960,000)       $(9,117,000)
Net loss - as reported                                         $(15,454,000)       $(14,684,000)       $(9,082,000)

Pro forma basic and diluted net loss per share                       $(1.41)             $(1.46)            $(1.50)
Basic and diluted net loss per share - as reported                   $(1.32)             $(1.43)            $(1.49)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1998 reflects compensation expense for four years' vesting, while the year ending December 31, 1999 will reflect compensation expense for five years' vesting of outstanding stock options.

Employee Stock Purchase Plan

Under the two-year Employee Stock Purchase Plan (the "Purchase Plan"), 300,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. As of December 31, 1998, 109,711 shares have been issued under the Purchase Plan.

1996 Non-Employee Directors' Stock Option Plan

The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") authorizes the grant of 225,000 options for the Company's common stock. As of December 31, 1998, 82,500 options have been granted under the Directors' Plan.

7. COLLABORATIVE AGREEMENTS

In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation. In addition, the agreement provides Novo Nordisk with an option to develop the technology for delivery of other compounds in two undisclosed therapeutic areas outside diabetes. Under the terms of the agreement, Novo Nordisk has been granted exclusive rights to worldwide marketing of any products resulting from the development programs.

Pursuant to the Novo Nordisk agreement, Aradigm could receive up to $75 million in milestone payments and equity investments, of which $9 million, including the purchase of $5 million newly issued Aradigm stock, occurred upfront. In addition, Novo Nordisk will fund all product development costs incurred by Aradigm, while the partners will co-fund final development of the AERx device to be used in the system. Aradigm will be the initial manufacturer of all the products covered by the agreements, and will receive a share of the overall gross profits resulting from Novo Nordisk's sales of the systems. As part of the transaction, Novo Nordisk agreed to purchase $10 million of newly issued Aradigm common stock, in two $5 million tranches, the first of which was at a 25% premium to the market price. Through December 31, 1998, the Company has recognized total contract revenue of $5.3 million (the entire amount was received in 1998).

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998

In September 1997, the Company executed a development and commercialization agreement with SmithKline Beecham covering use of the AERx Pain Management System for the delivery of narcotic analgesics. The Company and SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of the agreement, SmithKline Beecham has been granted exclusive worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, Aradigm intends to sell devices and drug packets to SmithKline Beecham and will receive royalties on sales of developed product by SmithKline Beecham.

Pursuant to the SmithKline Beecham agreement, Aradigm could receive up to approximately $30 million in milestone and product development payments, and $10 million in equity investments if and when the first product from the collaboration is commercialized. In October 1997, the Company received $14 million from SmithKline Beecham under the agreement, of which $5 million resulted from the sale of shares of Aradigm Common Stock at the then market price. Additional milestone and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop additional AERx products which incorporate other opiates or opioids. Through December 31, 1998, the Company has recognized total contract revenue of $13.7 million ($11 million and $2.7 million in 1998 and 1997, respectively).

                               Aradigm Corporation
                          Notes to Financial Statements
                                December 31, 1998



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

Significant components of the Company's deferred tax assets are as follows:

                                                            December 31,
                                                  -------------------------------
                                                      1998               1997
                                                  ------------       ------------
Net operating loss carryforward                   $ 15,613,000       $ 13,735,000
Deferred Revenue                                     2,880,000                 --
Research and development credit carryforward         1,769,000          1,769,000
Other                                                  457,000             36,000

                                                  ------------       ------------
Gross deferred tax assets                           20,719,000         15,540,000
Valuation allowance                                (20,719,000)       (15,540,000)
                                                  ------------       ------------
Net deferred tax assets                           $         --       $         --
                                                  ============       ============

The valuation allowance increased by $5,179,000 and $6,742,000 in 1998 and 1997, respectively.

At December 31, 1998, the Company has net operating loss carryforwards of approximately $41,000,000 which expires in the tax years 2006 through 2018 and net operating losses for state income tax purposes of $28,000,000 expiring in the years 1999 through 2003. At December 31, 1998, the Company had research and development credit carryforwards for federal income tax purposes of approximately $1,161,000, which expire in the years 2006 through 2012.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

9. SUBSEQUENT EVENT

On January 27, 1999, the Company entered into a binding, non-cancelable agreement with various investors to sell 2,428,338 shares of its Common Stock subject to meeting certain closing conditions, including the effectiveness of a registration statement. The gross proceeds to the Company are expected to be approximately $25.5 million, upon closing.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

IDENTIFICATION OF EXECUTIVE OFFICERS

           The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements.

           Included in Part II of this Report:                                                       Page in
                                                                                                     Form 10-K

                Report of Ernst & Young LLP, Independent Auditors                                         34

                Balance Sheets --- December 31, 1998 and 1997                                             35

                Statements of Operations --- Years ended December 31, 1998, 1997 and 1996
                                                                                                          36

                Statements of Shareholders' Equity --- Years ended December 31, 1998, 1997 and 1996       37

                Statements of Cash Flows --- Years ended December 31, 1998, 1997 and 1996                 38

                Notes to Financial Statements                                                             39

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

           4.3 (1)         Amended and Restated Investor Rights Agreement, dated December 22, 1995, among the
                           Company and certain of its shareholders

           10.1 (1) (2)    Form of Indemnity Agreement between the Registrant and each of its directors and officers

           10.2 (1) (2)    The Company's Equity Incentive Plan, as amended (the "Equity Incentive Plan")

           10.3 (1) (2)    Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan

           10.4 (1) (2)    Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive
                           Plan

           10.5 (1) (2)    Form of the Company's Non-Employee Directors' Stock Option Plan

           10.6 (1) (2)    Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee
                           Directors' Stock Option Plan

           10.7 (1) (2)    Form of the Company's Employee Stock Purchase Plan

           10.8 (1) (2)    Form of the Company's Employee Stock Purchase Plan Offering Document

           10.9 (1)        Lease Agreement for the property located at 26219 Eden Landing Road, Hayward,
                           California, dated November 1992 and amended November 29, 1994, between the Company and Hayward Point Eden I Limited Partnership

           10.9a(3)        Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.9b(3)        Third Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.10(3)        Lease Agreement for the property located at 26224 Executive Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership

           10.11 (1)       Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited
                           Partnership

           10.11a(3)       First Amendment to Lease, dated June 10, 1996, between the Company and Hayward Point
                           Eden I Limited Partnership

           10.11b(3)       Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.11c(3)       Third Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.12 (1) (2)   Stock Purchase Agreement and related agreements, including Promissory Note, dated May
                           19, 1994, between the Company and Richard P. Thompson

           10.13 (1) (2)   Stock Purchase Agreement and related agreements, including Promissory Note, dated May
                           23, 1995, between the Company and R. Ray Cummings

           10.14 (1) (2)   Note Agreement and Promissory Note Secured by Deed of Trust, dated May 1, 1995, between the Company and R. Ray Cummings

           10.15 (1) (2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda

           10.16 (1) (2)   Promissory Note, dated December 27, 1995, between the Company and Igor Gonda

           10.17 (1)       Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June
                           9, 1995

           10.18 (4)(5)    Product Development and Commercialization Agreement between the Company and SmithKline
                           Beecham PLC

           10.19 (4)(5)    Stock Purchase Agreement between the Company and SmithKline Beecham PLC

           10.20(3)        Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated
                           March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership


           10.20a(3)       First Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.20b(3)       Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.21(3) Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward,
                           California, dated January 28, 1998, between the
                           Company and Britannia Point Eden, LLC

           10.22(6) Common Stock Purchase Agreement, dated April 3, 1998, between the Company and certain purchasers of Common
                           Stock.

           10.23           Common Stock Purchase Agreement dated January 27,
                           1998, between the Company and certain purchasers of Common Stock.

           23.1            Consent of Ernst & Young L.L.P., Independent Auditors.  Reference is made to page 55

           24.1            Power of Attorney.  Reference is made to page 53.

           27.1            Financial Data Schedule.

           ---------------------

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (No. 333-4236), as amended.

(2) Represents a management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended..

(4) Incorporated by reference to the Company's Form 8-K filed on November 11,
    1997

(5) Confidential treatment requested.

(7) Incorporated by reference to the indicated exhibit in the Company's Registration Statement in Form S-3 (No. 333-72037) as amended.


(b)        Reports on Form 8-K.

           None.

(c)        Index to Exhibits.

           See Exhibits listed under Item 14 (a) (3).

(d)        Financial Statement Schedules.


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 5th day of March, 1999.


                               ARADIGM CORPORATION

                               By /s/   Richard P. Thompson
                                  ---------------------------------------
                               Richard P. Thompson
                               President and Chief Executive Officer


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

     SIGNATURE                                      TITLE                                     DATE


/s/  Richard P. Thompson                President, Chief Executive Officer               March 5, 1998
-------------------------------
Richard P. Thompson                     and Director (Principal Executive Officer)


/s/  Mark A. Olbert                     Vice President, Finance and Administration       March 5, 1998
-------------------------------
Mark A. Olbert                          and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)


/s/  Reid M. Rubsamen, M.D              Vice President, Medical Affairs, Secretary       March 5, 1998
-------------------------------
Reid M. Rubsamen, M.D                   and Director



/s/  Burton J. McMurtry, Ph.D           Director                                         March 5, 1998
-------------------------------
Burton J. McMurtry, Ph.D.


/s/ Gordon W. Russell                   Director                                         March 5, 1998
-------------------------------
Gordon W. Russell

                                        Director                                         March 5, 1998
-------------------------------
Fred E. Silverstein, M.D.


/s/  Virgil D. Thompson                 Director                                         March 5, 1998
-------------------------------
Virgil D. Thompson


                                 EXHIBIT INDEX

         Exhibit
           No.                               Document
          ----                               --------
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

           4.3 (1)         Amended and Restated Investor Rights Agreement, dated December 22, 1995, among the
                           Company and certain of its shareholders

           10.1 (1) (2)    Form of Indemnity Agreement between the Registrant and each of its directors and officers

           10.2 (1) (2)    The Company's Equity Incentive Plan, as amended (the "Equity Incentive Plan")

           10.3 (1) (2)    Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan

           10.4 (1) (2)    Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive
                           Plan

           10.5 (1) (2)    Form of the Company's Non-Employee Directors' Stock Option Plan

           10.6 (1) (2)    Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee
                           Directors' Stock Option Plan

           10.7 (1) (2)    Form of the Company's Employee Stock Purchase Plan

           10.8 (1) (2)    Form of the Company's Employee Stock Purchase Plan Offering Document

           10.9 (1)        Lease Agreement for the property located at 26219 Eden Landing Road, Hayward,
                           California, dated November 1992 and amended November 29, 1994, between the Company and Hayward Point Eden I Limited Partnership

           10.9a(3)        Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.9b(3)        Third Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership
           10.10(3)        Lease Agreement for the property located at 26224 Executive Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership

           10.11 (1)       Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited
                           Partnership

           10.11a(3)       First Amendment to Lease, dated June 10, 1996, between the Company and Hayward Point
                           Eden I Limited Partnership

           10.11b(3)       Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.11c(3)       Third Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.12 (1) (2)   Stock Purchase Agreement and related agreements, including Promissory Note, dated May
                           19, 1994, between the Company and Richard P. Thompson

           10.13 (1) (2)   Stock Purchase Agreement and related agreements, including Promissory Note, dated May
                           23, 1995, between the Company and R. Ray Cummings

           10.14 (1) (2)   Note Agreement and Promissory Note Secured by Deed of Trust, dated May 1, 1995, between the Company and R. Ray Cummings

           10.15 (1) (2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda

           10.16 (1) (2)   Promissory Note, dated December 27, 1995, between the Company and Igor Gonda

           10.17 (1)       Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June
                           9, 1995

           10.18 (4)(5)    Product Development and Commercialization Agreement between the Company and SmithKline
                           Beecham PLC

           10.19 (4)(5)    Stock Purchase Agreement between the Company and SmithKline Beecham PLC

           10.20(3)        Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated
                           March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership


           10.20a(3)       First Amendment to Lease, dated December 22, 1997, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.20b(3)       Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward
                           Point Eden I Limited Partnership

           10.21(3)        Lease Agreement for the property located in Phase V of the Britannia Point Eden Business
                           Park in Hayward, California, dated January 28, 1998, between the Company and Britannia
                           Point Eden, LLC

           10.22(6) Common Stock Purchase Agreement, dated April 3, 1998, between the Company and certain purchasers of Common
                           Stock.

           10.23           Common Stock Purchase Agreement dated January 27,
                           1998, between the Company and certain purchasers of Common Stock.

           23.1            Consent of Ernst & Young L.L.P., Independent Auditors.  Reference is made to page 55

           24.1            Power of Attorney.  Reference is made to page 53.

           27.1            Financial Data Schedule.

           ---------------------

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (No. 333-4236), as amended.

(2) Represents a management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended..

(4) Incorporated by reference to the Company's Form 8-K filed on November 11,
    1997

(5) Confidential treatment requested.