Form 10-Q
period 1999-03-31
ARADIGM CORP
filed 1999-05-14
CIK 1013238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                              3929 POINT EDEN WAY
                               HAYWARD, CA 94515
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (510) 265-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Common Stock, no par value                          14,658,608 shares
                   (Class)                             (Outstanding at May 10, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
ITEM 1.  FINANCIAL STATEMENTS........................................      3
         Statements of Operations (Unaudited)
         Three months ended March 31, 1999 and 1998..................      3
         Balance Sheets
         March 31, 1999 (Unaudited) and December 31, 1998............      4
         Statements of Cash Flows (Unaudited)
         Three months ended March 31, 1999 and 1998..................      5
         Notes to Unaudited Financial Statements.....................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................      8

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................     12
ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................     12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     12
Signature............................................................     13
Exhibits.............................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Contract revenues...........................................  $     3,586    $     2,752
Expenses:
  Research and development..................................        7,587          4,407
  General and administrative................................        1,609          2,356
                                                              -----------    -----------
          Total expenses....................................        9,196          6,763
                                                              -----------    -----------
Loss from operations........................................       (5,610)        (4,011)
Interest income.............................................          420            319
Interest and other expense..................................         (289)           (90)
                                                              -----------    -----------
Net loss....................................................  $    (5,479)   $    (3,782)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.43)   $     (0.36)
                                                              -----------    -----------
Shares used in computing basic and diluted net loss per
  share.....................................................   12,737,014     10,611,040
                                                              ===========    ===========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 29,025        $ 10,765
  Short-term investments....................................     17,222          20,271
  Receivables...............................................      1,396             774
  Inventories and other current assets......................        618             729
                                                               --------        --------
          Total current assets..............................     48,261          32,539
Property and equipment, net.................................     12,285          12,196
Notes receivable from officers..............................        115             135
Other assets................................................      1,195              79
                                                               --------        --------
          Total assets......................................   $ 61,856        $ 44,949
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,253        $  1,979
  Accrued clinical and cost of other studies................         --             633
  Accrued compensation......................................      1,457           1,261
  Deferred revenue..........................................      6,577           9,873
  Other accrued liabilities.................................         --             891
  Current portion of capital lease obligations and equipment
     loans..................................................      1,282           1,282
                                                               --------        --------
          Total current liabilities.........................     11,569          15,919
Noncurrent portion of deferred revenue......................      3,905           2,800
Capital lease obligation, less current portion..............      4,950           4,570
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding shares: March 31,
     1999 - 14,599,922;
     December 31, 1998 - 12,163,616.........................     98,983          73,768
Shareholder notes receivable................................       (280)           (288)
Deferred compensation.......................................       (500)           (541)
Accumulated deficit.........................................    (56,771)        (51,279)
                                                               --------        --------
          Total shareholders' equity........................     41,432          21,660
                                                               --------        --------
          Total liabilities and shareholders' equity........   $ 61,856        $ 44,949
                                                               ========        ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(5,479)   $(3,782)
  Adjustments to reconcile net loss to cash (used in)
     provided by operating activities:
     Depreciation and amortization..........................      527        253
     Amortization of deferred compensation..................       41         51
     Changes in assets and liabilities:
       Receivables..........................................     (622)       146
       Inventories and other current assets.................      111         88
       Other assets.........................................   (1,116)         -
       Accounts payable.....................................      274        984
       Accrued liabilities..................................   (1,329)       891
       Deferred revenue.....................................   (2,190)     6,256
                                                              -------    -------
Cash provided by (used in) operating activities.............   (9,783)     4,887
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (615)    (2,621)
  Purchases of available-for-sale investments...............        -     (4,826)
  Proceeds from maturities of available-for-sale
     investments............................................    3,035      6,410
                                                              -------    -------
Cash provided by (used in) investing activities.............    2,420     (1,037)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net...............   25,215          -
  Proceeds from repayments of shareholder notes.............        8         33
  Notes receivable from officers............................       20         77
  Proceeds from equipment loans.............................      588          -
  Payments on lease obligations and equipment loans.........     (208)      (117)
                                                              -------    -------
Cash provided by (used in) financing activities.............   25,623         (8)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   18,260     (3,843)
Cash and cash equivalents at beginning of period............   10,765     15,517
                                                              -------    -------
Cash and cash equivalents at end of period..................  $29,025    $19,360
                                                              =======    =======
SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
  Common stock repurchased upon cancellation of shareholder
     notes..................................................  $    --    $     9

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue ratably under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as

                              ARADIGM CORPORATION

                                 MARCH 31, 1999

revenue based on actual efforts expended over the remaining terms of the agreements. Non-refundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Costs of contract revenue approximate such revenue and are included in research and development expenses.

  Common Stock and Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At March 31, 1999 and 1998, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive.

     In April 1998, the Company raised $12 million through a private sale of 1.1 million newly-issued shares of its common stock to a select group of institutional investors. In June 1998, pursuant to the terms of a development and commercialization agreement, the Company received $5 million from the sale of newly-issued shares of its common stock to Novo Nordisk A/S. In March 1999, the Company completed a private offering of shares of common stock for gross proceeds of $25.5 million to a group of institutional investors. These shares were registered for resale to the public on Form S-3 (File No. 333-72037) under the Securities Act of 1933, as amended, initially filed with the Securities and Exchange Commission on February 9, 1999. The transaction was priced at $10.50 per share.

  Contingencies

     In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from inventorship on certain Aradigm intellectual property pertaining to develop and commercialize a pulmonary delivery system for insulin analogs. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contained certain other allegations and sought unspecified damages and injunctive relief. The Company has filed an answer denying all material allegations of the complaint. As the allegations of the complaint are focused on insulin lyspro, the Company does not believe this litigation will have any effect on its on-going program to develop a pulmonary delivery system for regular insulin. Management further believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

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

OVERVIEW

     Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of March 31, 1999, the Company had an accumulated deficit of $56.8 million. The Company has not been profitable since inception and expects to incur additional operating losses over the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not had any material product sales and does not anticipate receiving significant revenue from product sales in 1999. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

     The Company has performed and has been compensated for expenses incurred during initial feasibility work and for work performed under collaborative agreements. Once feasibility is demonstrated, the Company's strategy is to enter into development contracts with pharmaceutical corporate partners. The Company anticipates that these collaborative agreements will provide for reimbursement of research and development expenses and additional payments to the Company as it achieves certain significant milestones. The Company also expects to receive royalties from its corporate partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. However, there can be no assurance that the Company will be able to enter into any such agreements or that any such collaborative agreements will generate sufficient product or contract research revenue to allow the Company to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Contract Revenue. Contract revenue for the three-month period ended March 31, 1999 increased to $3.6 million from $2.8 million for the same period in 1998. This increase in revenue was due to the expansion of the Company's partner-funded project development program, primarily the Novo Nordisk agreement that was signed in June 1998. The Company is developing pulmonary delivery systems with SmithKline Beecham, plc, to manage acute and breakthrough pain using narcotic analgesics, and Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs of contract research revenue approximate such revenue and are included in research and development expense.

     Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 1999 increased to $7.6 million from $4.4 million for the same period in 1998. This increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements and plans. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 1999 decreased to $1.6 million from $2.4 million for the same period in 1998. This decrease resulted from the termination of the Company's program to market and sell the SmartMist(R) Respiratory Management System. The Company expects to incur greater general and administrative expenses in the future to support its expansion of research, development and manufacturing activities and increases its efforts to develop collaborative relationships with corporate partners.

     Interest Income. Interest income for the three-month period ended March 31, 1999 increased to $420,000 from $319,000 for the same period in 1998. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipts of gross proceeds from the private offerings of common stock for approximately $12 million in April 1998 and $25.5 million in March 1999.

     Interest Expense. Interest expense for the three-month period ended March 31, 1999 increased to $289,000 from $90,000 for the same period in 1998. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financing of equipment acquisitions, contract research revenue and interest earned on investments. As of March 31, 1999, the Company had received approximately $99.0 million in net proceeds from sales of its capital stock. In April 1999, the Company obtained an additional $3.0 million equipment line of credit, of which $2.3 million remains available to the Company through October 31, 1999. As of March 31, 1999, the Company had cash, cash equivalents and investments of approximately $46.2 million.

     Net cash used in operating activities in the three months ended March 31, 1999 was $9.8 million compared to net cash provided of $4.9 million in the same period in 1998. The increase in cash used resulted primarily from decreases in account receivables, deferred revenue and accrued liabilities as well as a higher net loss in the first quarter of 1999.

     Net cash provided by investing activities in the three months ended March 31, 1999 was $2.4 million compared to net cash used of $1.0 million in the same period in 1998. The increase resulted primarily from the Company's increased net purchases of short-term investments and increased expenditures made for capital equipment.

     Net cash provided by financing activities in the three months ended March 31, 1999 was $25.6 million compared to net cash used of $8,000 in the same period in 1998. The increase resulted primarily from the Company's receipt of proceeds from the completion of a private placement of common stock in March 1999, which raised net proceeds of approximately $25.5 million.

     The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress and the results of the research and development of the Company's technology and drug delivery systems, the ability of the Company to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of the Company's production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

     The Company expects its cash requirements to increase due to expected increases in expenses related to the further research and development of its technologies resulting from an anticipated larger number of collaborative partnerships, process development for the manufacture of AERx systems, and general and administrative costs. These expenses include, but are not limited to, increases in personnel and personnel-related costs, purchases of capital equipment, construction of prototype devices and facilities expansion including the planning and building of a late-stage clinical and early-stage commercial manufacturing facility.

     The Company expects that its existing capital resources, committed funding from its existing corporate partnerships with SmithKline Beecham and Novo Nordisk A/S and projected interest income will enable the Company to maintain current and planned operations through at least mid-2000. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time and, if required, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financing. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

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

     The Company is currently implementing a strategy to address the potential exposures related to the impact of the Year 2000 problem on its Systems and has appointed a project manager to lead the Company's assessment of the Year 2000 problem. The Company has completed an initial inventory of its key internal financial, informational and operational systems, including manufacturing control systems, to identify those areas that may be affected by the Year 2000 problem, and has begun upgrading such Systems as may be affected. The Company currently estimates that any required remediation programs will be completed by the third quarter of fiscal 1999. The Company is in the early stages of developing plans for implementing and testing any necessary modifications to these key Systems to ensure Year 2000 compliance. Based on the most current estimate, any required remediation programs will be completed by the third quarter of fiscal 1999.

     In addition to the risks associated with the Company's own Systems, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties ("Third Parties") that provide information, goods and services to the Company. If significant numbers of these Third Parties experience failures in their own Systems due to the Year 2000 problem, it could affect the Company's ability to process transactions or engage in similar normal business activities. The Company is in the process of determining the impact, if any, on its operations if key Third Parties fail to take necessary actions. The Company has initiated formal communications with significant Third Parties to assess their Year 2000 compliance and determine the extent to which the Company may be vulnerable to those Third Parties' failure to remedy their own Year 2000 issues.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The weighted-average interest rate was calculated using the weighted average fixed rates under all contracts with Comdisco and Transamerica.

                                                                                           FAIR VALUE
                                                                                               AT
        DISCLOSURE            1999    2000    2001    2002    2003   THEREAFTER   TOTAL     3/31/99
        ----------           ------   -----   -----   -----   ----   ----------   ------   ----------
Cash and Cash
  Equivalents..............   9,180       0       0       0    0         0         9,180     29,025
Average interest rate......    2.70%      0       0       0    0         0
Short-term investment......  20,264       0       0       0    0         0        20,264     17,222
Average interest rate......    5.50%      0       0       0    0         0
Long-term debt, including
  current portion:
  Fixed rate payment.......   1,282   1,387   1,557   1,626                        5,852
  Average interest rate....   12.00%  12.00%  13.50%  13.50%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as initially filed with the Securities and Exchange Commission on March 9, 1999.

ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to a Common Stock Purchase Agreement between the Company, and certain institutional investors (collectively, the "Purchasers"), dated January 27, 1999, (the "Purchase Agreement"), the Company issued 2,428,338 shares of Common Stock (the "Private Placement Shares") of the Company to the Purchasers in exchange for an aggregate purchase price of $25,497,499. The Private Placement Shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Private Placement Shares were registered for resale to the public under on Form S-3 (File No. 333-72037) under the Securities Act, initially filed with the Securities and Exchange Commission on February 9, 1999.

ITEM 6. EXHIBITS

(a) Exhibits

    10.1* Common Stock Purchase Agreement dated March 10, 1999, between the Company and certain purchasers of Common Stock.
    27.1     Financial Data Schedule

---------------
* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (No. 333-72037) as amended.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                  /s/ MARK A. OLBERT

                                          --------------------------------------
                                                      Mark A. Olbert
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer

                              ARADIGM CORPORATION

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------
10.1*             Common Stock Purchase Agreement dated March 10, 1999,
                  between the Company and certain purchasers of Common Stock.
27.1              Financial Data Schedule

---------------
* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (No. 333-72037) as amended.