Form 10-Q
period 1999-06-30
ARADIGM CORP
filed 1999-08-13
CIK 1013238

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER 0-28402

                            ------------------------

                              ARADIGM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     94-3133088
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                              3929 POINT EDEN WAY
                               HAYWARD, CA 94545
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (510) 265-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

         Common Stock, no par value                          14,690,764 shares
                   (Class)                            (Outstanding at July 27, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
                          PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations (Unaudited)
           Three months ended June 30, 1999 and 1998...................       3
           Six months ended June 30, 1999 and 1998.....................       4
           Balance Sheets
           June 30, 1999 (Unaudited) and December 31, 1998.............       5
           Statements of Cash Flows (Unaudited)
           Six months ended June 30, 1999 and 1998.....................       6
           Notes to Unaudited Financial Statements.....................       7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................       9

Item 7a.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      13

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...........................................      14

Item 4.    Submission of Matters to a Vote of Security Holders.........      14

Item 6.    Exhibits and Reports on Form 8-K............................      15

Signature..............................................................      16

Exhibits...............................................................      17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Contract revenues...........................................  $     3,551    $     4,077
Expenses:
  Research and development..................................        7,620          5,602
  General and administrative................................        2,312          2,673
                                                              -----------    -----------
Total expenses..............................................        9,932          8,275
                                                              -----------    -----------
Loss from operations........................................       (6,381)        (4,198)
Interest income.............................................          574            493
Interest and other expense..................................         (220)          (127)
                                                              -----------    -----------
Net loss....................................................  $    (6,027)   $    (3,832)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.41)   $     (0.32)
                                                              -----------    -----------
Shares used in computing basic and diluted net loss per
  share.....................................................   14,661,100     11,869,000
                                                              ===========    ===========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Contract revenues...........................................  $     7,137    $     6,829
Expenses:
  Research and development..................................       15,207         10,009
  General and administrative................................        3,921          5,028
                                                              -----------    -----------
Total expenses..............................................       19,128         15,037
                                                              -----------    -----------
Loss from operations........................................      (11,991)        (8,208)
Interest income.............................................          994            811
Interest and other expense..................................         (508)          (217)
                                                              -----------    -----------
Net loss....................................................  $   (11,505)   $    (7,614)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.84)   $     (0.68)
                                                              -----------    -----------
Shares used in computing basic and diluted net loss per
  share.....................................................   13,704,372     11,239,000
                                                              ===========    ===========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 25,571        $ 10,765
  Short-term investments....................................     17,079          20,271
  Receivables...............................................      2,731             774
  Inventories and other current assets......................        810             729
                                                               --------        --------
          Total current assets..............................     46,191          32,539
Property and equipment, net.................................     12,030          12,196
Notes receivable from officers..............................        122             135
Other assets................................................        169              79
                                                               --------        --------
          Total assets......................................   $ 58,512        $ 44,949
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,067        $  1,979
  Accrued clinical and cost of other studies................         --             633
  Accrued compensation......................................      1,958           1,261
  Deferred revenue..........................................      7,877           9,873
  Other accrued liabilities.................................        305             891
  Current portion of capital lease obligations and equipment
     loans..................................................      1,494           1,282
                                                               --------        --------
          Total current liabilities.........................     12,701          15,919
Noncurrent portion of deferred revenue......................      4,305           2,800
Capital lease obligation, less current portion..............      5,926           4,570
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding shares: June 30,
     1999 -- 14,683,264; December 31, 1998 -- 12,163,616....     99,120          73,768
Shareholder notes receivable................................       (247)           (288)
Deferred compensation.......................................       (459)           (541)
Accumulated deficit.........................................    (62,834)        (51,279)
                                                               --------        --------
          Total shareholders' equity........................     35,580          21,660
                                                               --------        --------
          Total liabilities and shareholders' equity........   $ 58,512        $ 44,949
                                                               ========        ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(11,505)   $ (7,614)
  Adjustments to reconcile net loss to cash (used in)
     provided by operating activities:
     Depreciation and amortization..........................     1,050         781
     Warrant expenses for services received.................        --         323
     Amortization of deferred compensation..................        81         131
     Changes in assets and liabilities:
       Receivables..........................................    (1,957)       (894)
       Inventories and other current assets.................       (81)        (97)
       Other assets.........................................       (90)         --
       Accounts payable.....................................      (912)        386
       Accrued liabilities..................................      (522)        737
       Deferred revenue.....................................      (491)      7,336
                                                              --------    --------
Cash provided by (used in) operating activities.............   (14,427)      1,089
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (884)     (4,950)
  Sale (purchases) of available-for-sale investments........       109     (16,682)
  Proceeds from maturities of available-for-sale
     investments............................................     3,035      11,160
                                                              --------    --------
Cash provided by (used in) investing activities.............     2,260     (10,472)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net...............    25,352      17,302
  Proceeds from repayments of shareholder notes.............        40          72
  Notes receivable from officers............................        13          77
  Proceeds from equipment loans.............................     2,243       2,457
  Payments on lease obligations and equipment loans.........      (675)       (356)
                                                              --------    --------
Cash provided by financing activities.......................    26,973      19,552
                                                              --------    --------
Net increase in cash and cash equivalents...................    14,806      10,169
Cash and cash equivalents at beginning of period............    10,765      15,517
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 25,571    $ 25,686
                                                              ========    ========
SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
  Common stock repurchased upon cancellation of shareholder
     notes..................................................  $     --    $     17

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

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

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue ratably under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as

                              ARADIGM CORPORATION

                                 JUNE 30, 1999

revenue based on actual efforts expended over the remaining terms of the agreements. Non-refundable signing or license fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Costs of contract revenue approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

  Common Stock and Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At June 30, 1999 and 1998, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive.

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

  Contingencies

     In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from inventorship on certain Aradigm intellectual property pertaining to the development and commercialization of a pulmonary delivery system for insulin analogs. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contained certain other allegations and sought unspecified damages and injunctive relief. In April 1999, Aradigm filed a motion for summary judgment dismissing all Lilly's causes of action which is still pending before the court. However, as the allegations of the complaint are focused on insulin lyspro, the Company does not believe this litigation will have any effect on its on-going program to develop a pulmonary delivery system for regular insulin. Management further believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

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

OVERVIEW

     Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of June 30, 1999, the Company had an accumulated deficit of $62.8 million. The Company has not been profitable since inception and expects to incur additional operating losses over the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not had any material product sales and does not anticipate receiving significant revenue from product sales in 1999. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Contract Revenue. Contract revenue for the three-month period ended June 30, 1999 decreased to $3.6 million from $4.1 million for the same period in 1998. This decrease in revenue was mainly due to some of the device development costs being absorbed by the Company. The Company is developing pulmonary delivery systems with SmithKline Beecham, plc, to manage acute and breakthrough pain using narcotic analgesics, and Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs of contract research revenue approximate such revenue and are included in research and development expense.

     As of May 21, 1999, the Company entered into a collaborative development agreement with Genentech, Inc. to incorporate Genentech's Pulmozyme product with Aradigm's pulmonary delivery system. Certain expense reimbursements received from Genentech under this agreement are subject to repayment to Genentech, if the product does not receive FDA approval. The expenses incurred under this project will be reimbursed by Genentech in the form of the notes payable bearing the interest rate of two percent over the prime rate. Once the FDA approval is received, the note and the accrued interest will be forgiven in its entirety. Upon signing of the Genentech agreement, the Company received $250,000 of milestone and will receive additional milestone payments totaling $1.75 million during the various stages of such study plus another $2 million when the product receives FDA approval.

     Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 1999 increased to $7.6 million from $5.6 million for the same period in 1998. This increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements and plans. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 1999 decreased to $2.3 million from $2.7 million for the same period in 1998. This decrease resulted from the termination of the Company's program to market and sell the SmartMist(R) Respiratory Management System in mid-1998. The Company expects to incur greater general and administrative expenses in the future to support its expansion of research, development and manufacturing activities and increases its efforts to develop collaborative relationships with corporate partners.

     Interest Income. Interest income for the three-month period ended June 30, 1999 increased to $574,000 from $493,000 for the same period in 1998. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipts of gross proceeds from the private offerings of common stock for approximately $12 million in April 1998 and $25.5 million in March 1999.

     Interest Expense. Interest expense for the three-month period ended June 30, 1999 increased to $220,000 from $127,000 for the same period in 1998. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Contract Revenue. Contract revenue for the six month period ended June 30, 1999 increased to $7.1 million from $6.8 million for the same period in 1998. The overall increase is mainly due to expansion of the Company's partner-funded project development program, primarily the Novo Nordisk agreement that was signed in June 1998.

     Research and Development Expenses. Research and development expenses for the six-month period ended June 30, 1999 increased to $15.2 million from $10.0 million for the same period in 1998. This increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities.

     General and Administrative Expenses. General and administrative expenses for the six-month period ended June 30, 1999 decreased to $3.9 million from $5.0 million for the same period in 1998. This decrease resulted from the termination of the Company's program to market and sell the SmartMist(R) Respiratory Management System.

     Interest Income. Interest income for the six-month period ended June 30, 1999 increased to $994,000 from $811,000 for the same period in 1998. These increases were due to the Company maintaining larger cash and investment balances. The higher cash and investment balances are a result of the Company's receipts of gross proceeds from the private offerings of common stock for approximately $12 million in April 1998 and $25.5 million in March 1999.

     Interest Expense. Interest expense for the six-month period ended June 30, 1999 increased to $508,000 from $217,000 for the same period in 1998. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financing of equipment acquisitions, contract research revenue and interest earned on investments. As of June 30, 1999, the Company had received approximately $99.1 million in net proceeds from sales of its capital stock. In April 1999, the Company obtained a $3.0 million equipment line of credit, of which $1.3 million remains available to the Company through October 31, 1999. As of June 30, 1999, the Company had cash, cash equivalents and investments of approximately $42.6 million.

     Net cash used in operating activities in the six months ended June 30, 1999 was $14.4 million compared to net cash provided of $1.1 million in the same period in 1998. The increase in cash used resulted primarily from increases in account receivables, deferred revenue and accrued liabilities as well as a higher net loss in 1999.

     Net cash provided by investing activities in the six months ended June 30, 1999 was $2.3 million compared to net cash used of $10.5 million in the same period in 1998. The increase in cash was mainly contributed to less spending in capital expenditure and decrease in the purchase of short term investments.

     Net cash provided by financing activities in the three months ended June 30, 1999 was $27.0 million compared to net cash provided of $19.6 million in the same period in 1998. The increase resulted primarily from the Company's receipt of proceeds from the completion of a private placement of common stock in March 1999, which raised net proceeds of approximately $25.5 million.

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

     The Company expects that its existing capital resources, committed funding from its existing corporate partnerships with SmithKline Beecham, Novo Nordisk A/S and Genentech and projected interest income will enable the Company to maintain current and planned operations through at least mid-2000. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time and, if required, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financing. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

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

                                                                                             FAIR VALUE
         DISCLOSURE             1999    2000    2001    2002    2003   THEREAFTER   TOTAL    AT 6/30/99
         ----------            ------   -----   -----   -----   ----   ----------   ------   ----------
Cash and Cash Equivalents....   9,180       0       0       0    0         0         9,180     25,571
Average interest rate........    2.70%      0       0       0    0         0
Short-term investment........  20,264       0       0       0    0         0        20,264     17,079
Average interest rate........    5.50%      0       0       0    0         0
Long-term debt, including
  current portion:
  Fixed rate payment.........   1,282   1,387   1,557   1,626    0         0         5,852
  Average interest rate......   12.00%  12.00%  13.50%  13.50%   0         0

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as initially filed with the Securities and Exchange Commission on March 9, 1999 and Note 1 of Notes to Unaudited Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of shareholders of Aradigm Corporation was held on May 21, 1999.

(b) Frank H. Barker, Wayne I. Roe, Reid M. Rubsamen, Richard P. Thompson and Virgil D. Thompson were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

(c) The matters voted upon at the meeting and the voting of the shareholders with respects thereto were as follows:

    (1) The election of Frank H. Barker as Director to hold office until the next Annual Meeting of
        Shareholders and until his successor is elected and qualified:
         For:                11,591,611            Against:                       463,887

    (2) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of
        Shareholders and until his successor is elected and qualified:
         For:                11,598,111            Against:                       463,387

    (3) The election of Reid M. Rubsamen as Director to hold office until the next Annual Meeting of
        Shareholders and until his successor is elected and qualified:
         For:                11,602,236            Against:                       459,262

    (4) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:
         For:                11,602,236            Against:                       459,262

    (5) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of
        Shareholders and until his successor is elected and qualified:
         For:                11,597,111            Against:                       464,387

    (6) Approval of an amendment to the 1996 Equity Incentive Plan, increasing the total number of shares of Common Stock authorized for issuance by 1,820,000 shares:
         For:                 6,854,567            Against:                     2,820,887
        Withheld:                 3,193            Broker Non-Votes:            2,365,865

    (7) Approval of an amendment to the Employee Stock Purchase Plan, increasing the total number of shares of common stock authorized for issuance by 180,000 shares:
         For:                 9,599,503            Against:                        71,170
        Withheld:                 2,868            Broker Non-Votes:            2,410,971

    (8) Ratification of the selection of Ernst & Young LLP as independent auditors of the company for its fiscal year ended December 31, 1999:
         For:                12,007,199            Against:                        35,963
        Withheld:                 1,350

ITEM 6. EXHIBITS

(a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.1*    1996 Equity Incentive Plan, as amended.
     10.2*    Employee Stock Purchase Plan, as amended.
     27.1     Financial Data Schedule

---------------
* Filed as an exhibit to the Company's Proxy Statement filed April 19, 1999 and incorporated herein by reference

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 12, 1999

                                          ARADIGM CORPORATION
                                          (Registrant)

                                          /s/ Richard P. Thompson

                                          --------------------------------------
                                          Richard P. Thompson
                                          Chief Executive Officer

                                          /s/ Mark A. Olbert

                                          --------------------------------------
                                          Mark A. Olbert
                                          Chief Financial Officer

                              ARADIGM CORPORATION
                                   FORM 10-Q

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.1*    1996 Equity Incentive Plan, as amended.
     10.2*    Employee Stock Purchase Plan, as amended.
     27.1     Financial Data Schedule

---------------
* Filed as an exhibit to the Company's Proxy Statement filed April 19, 1999 and incorporated herein by reference