Form 10-Q
period 1999-09-30
ARADIGM CORP
filed 1999-11-15
CIK 1013238

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

          COMMON STOCK, NO PAR VALUE                         14,749,277 SHARES
                   (CLASS)                           (OUTSTANDING AT NOVEMBER 2, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Statements of Operations (Unaudited)
         Three months ended September 30, 1999 and 1998..............    3
         Nine months ended September 30, 1999 and 1998...............    4
         Balance Sheets
         September 30, 1999 (Unaudited) and December 31, 1998........    5
         Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 1999 and 1998...............    6
         Notes to Unaudited Financial Statements.....................    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition     9
           and Results of Operations.................................

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...   13

                        PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   14
ITEM 6.  Exhibits and Reports on Form 8-K............................   14
Signature............................................................   15
Exhibits

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Contract revenues...........................................  $     5,017    $     4,090
Expenses:
  Research and development..................................        9,155          6,123
  General and administrative................................        2,227          1,810
                                                              -----------    -----------
Total expenses..............................................       11,382          7,933
                                                              -----------    -----------
Loss from operations........................................       (6,365)        (3,843)
Interest income.............................................          500            529
Interest and other expense..................................         (183)          (172)
                                                              -----------    -----------
Net loss....................................................  $    (6,048)   $    (3,486)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.41)   $     (0.29)
                                                              ===========    ===========
Shares used in computing basic and diluted net loss per
  share.....................................................   14,693,081     12,093,166
                                                              ===========    ===========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Contract revenues...........................................  $    12,154    $    10,919
Expenses:
  Research and development..................................       24,362         16,131
  General and administrative................................        6,148          6,839
                                                              -----------    -----------
Total expenses..............................................       30,510         22,970
                                                              -----------    -----------
Loss from operations........................................      (18,356)       (12,051)
Interest income.............................................        1,494          1,340
Interest and other expense..................................         (691)          (389)
                                                              -----------    -----------
Net loss....................................................  $   (17,553)   $   (11,100)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (1.25)   $     (0.96)
                                                              ===========    ===========
Shares used in computing basic and diluted net loss per
  share.....................................................   14,037,563     11,524,320
                                                              ===========    ===========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
Cash and cash equivalents...................................    $ 26,428         $ 10,765
  Short-term investments....................................      14,399           20,271
  Receivables...............................................       2,747              774
  Inventories and other current assets......................         738              729
                                                                --------         --------
          Total current assets..............................      44,312           32,539
Property and equipment, net.................................      13,445           12,196
Notes receivable from officers..............................         128              135
Other assets................................................         168               79
                                                                --------         --------
          Total assets......................................    $ 58,053         $ 44,949
                                                                ========         ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,922         $  1,979
  Accrued clinical and cost of other studies................          15              633
  Accrued compensation......................................       2,614            1,261
  Deferred revenue..........................................       7,902            9,873
  Other accrued liabilities.................................         680              891
  Current portion of capital lease obligations and equipment
     loans..................................................       1,826            1,282
                                                                --------         --------
          Total current liabilities.........................      15,959           15,919
Notes payable...............................................       2,273               --
Noncurrent portion of deferred revenue......................       4,071            2,800
Capital lease obligations, less current portion.............       6,030            4,570
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding shares: September 30,
     1999 -- 14,703,853; December 31, 1998 -- 12,163,616....      99,245           73,768
Shareholder notes receivable................................        (246)            (288)
Deferred compensation.......................................        (419)            (541)
Accumulated deficit.........................................     (68,860)         (51,279)
                                                                --------         --------
          Total shareholders' equity........................      29,720           21,660
                                                                --------         --------
          Total liabilities and shareholders' equity........    $ 58,053         $ 44,949
                                                                ========         ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(17,553)   $(11,100)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,733       1,204
     Warrant expenses for services received.................        --         323
     Amortization of deferred compensation..................       122         172
     Changes in assets and liabilities:
       Receivables..........................................    (1,973)     (2,706)
       Inventories and other current assets.................        (9)         31
       Other assets.........................................       (89)         --
       Accounts payable.....................................       943        (305)
       Accrued liabilities..................................       524       1,349
       Deferred revenue.....................................      (700)      5,157
                                                              --------    --------
Cash used in operating activities...........................   (17,002)     (5,875)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net.................................    (2,982)     (6,784)
  Purchases of available-for-sale investments...............   (10,575)    (31,457)
  Proceeds from maturities of available-for-sale
     investments............................................    16,419      19,010
                                                              --------    --------
Cash provided by (used in) investing activities.............     2,862     (19,231)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net...............    25,477      17,336
  Notes payable.............................................     2,273          --
  Proceeds from repayments of shareholder notes.............        42          64
  Notes receivable from officers............................         7          82
  Proceeds from equipment loans.............................     3,294       2,865
  Payments on lease obligations and equipment loans.........    (1,290)       (609)
                                                              --------    --------
Cash provided by financing activities.......................    29,803      19,738
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    15,663      (5,368)
Cash and cash equivalents at beginning of period............    10,765      15,517
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 26,428    $ 10,149
                                                              ========    ========
SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES
  Common stock repurchased upon cancellation of shareholder
     notes..................................................  $     --    $     17

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets, generally four to seven years. Machinery and equipment acquired under capital leases are amortized over the useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvement.

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue ratably under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as

                              ARADIGM CORPORATION

                               SEPTEMBER 30, 1999

revenue based on actual efforts expended over the remaining terms of the agreements. Costs of contract revenue approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

  Common Stock and Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. At September 30, 1999 and 1998, outstanding stock options and other stock equivalents are not included as their effect would be antidilutive.

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

  Contingencies

     In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from inventorship on certain Aradigm intellectual property pertaining to the development and commercialization of a pulmonary delivery system for insulin analogs. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained certain other allegations and sought unspecified damages and injunctive relief. In April 1999, Aradigm filed a motion for summary judgment dismissing all of Lilly's causes of action which is still pending before the court. However, as the allegations of the complaint are focused on insulin lyspro, the Company does not believe this litigation will have any effect on its on-going program to develop a pulmonary delivery system for regular insulin. Management further believes that Lilly's claims are without merit and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

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

OVERVIEW

     Since its inception in 1991, Aradigm has been engaged in the development of pulmonary drug delivery systems. As of September 30, 1999, the Company had an accumulated deficit of $68.9 million. The Company has not been profitable since inception and expects to incur additional operating losses over the next several years as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as the Company plans and builds its late-stage clinical and early commercial production capabilities. To date, Aradigm has not had any material product sales and does not anticipate receiving significant revenue from product sales in 1999. The sources of working capital have been equity financing, financing of equipment acquisitions, interest earned on investments of cash and revenues from research and feasibility agreements and development contracts.

     The Company has performed and has been compensated for expenses incurred during initial feasibility work and for work performed under collaborative agreements. Once feasibility is demonstrated, the Company enters into development contracts with pharmaceutical corporate partners. These collaborative agreements provide for reimbursement of research and development expenses as well as additional payments to the Company as it achieves certain significant milestones. The Company also expects to receive royalties from its corporate partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. However, there can be no assurance that the Company will be able to enter into any such agreements or that any such collaborative agreements will generate sufficient product or contract research revenue to allow the Company to become profitable or to sustain profitability.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1999 and 1998

     Contract Revenue. Contract revenue for the three-month period ended September 30, 1999 increased to $5.0 million from $4.1 million for the same period in 1998. The increase was due primarily to increased research and development spending by the Company and a corresponding increase in reimbursement by corporate partners. The Company is developing pulmonary delivery systems with SmithKline Beecham, plc, to manage acute and breakthrough pain using opiod analgesics, and with Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds. Costs associated with contract research revenue are included in research and development expense.

     As of May 21, 1999, the Company entered into a collaborative development agreement with Genentech, Inc. to incorporate Genentech's Pulmozyme product with Aradigm's pulmonary delivery system. Certain expense reimbursements received from Genentech under this agreement are subject to repayment if the product does not receive approval from the Food and Drug Administration ("FDA"). Development expenses incurred are reimbursed by Genentech in the form of loans supported by promissory notes bearing interest at two percent over the prime rate. Once FDA approval is received, the Company will receive a milestone payment that is larger than the loan principal and accrued interest, allowing the loan to be fully paid at that time. The Company will also receive certain milestone payments at various points of product development.

     Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 1999 increased to $9.2 million from $6.1 million for the same period in 1998. This increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities. These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. The Company expects research and development spending to increase significantly over the next few years as the Company continues to expand its development activities under collaborative agreements and plans. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 1999 increased to $2.2 million from $1.8 million for the same period in 1998. The increase resulted primarily from additional personnel and leased headquarters to support the Company's expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income. Interest income for the three-month period ended September 30, 1999 decreased to $500,000 from $529,000 for the same period in 1998. The decrease was due to the Company's maintaining smaller cash and investment balances.

     Interest and Other Expense. Interest and other expense for the three-month period ended September 30, 1999 increased to $183,000 from $172,000 for the same period in 1998. This increase was a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

  Nine Months Ended September 30, 1999 and 1998

     Contract Revenue. Contract revenue for the nine-month period ended September 30, 1999 increased to $12.2 million from $10.9 million for the same period in 1998. Revenue increases of $5.6 million resulted from expansion of the Company's partner-funded project development program, primarily the Novo Nordisk agreement that was signed in June 1998. These increases were partially offset by a $4.3 million decrease in revenues associated with the SmithKline Beecham program as a result of certain device development costs being absorbed by the Company in the first half of 1999.

     Research and Development Expenses. Research and development expenses for the nine-month period ended September 30, 1999 increased to $24.4 million from $16.1 million for the same period in 1998. This increase was attributable primarily to the hiring of additional scientific personnel and expenses associated with the expansion of research and development efforts to support the Company's increased partner-funded product development activities.

     General and Administrative Expenses. General and administrative expenses for the nine-month period ended September 30, 1999 decreased to $6.1 million from $6.8 million for the same period in 1998. This decrease resulted from the termination of the Company's program to market and sell the SmartMist(R) Respiratory Management System.

     Interest Income. Interest income for the nine-month period ended September 30, 1999 increased to $1.5 million from $1.3 million for the same period in 1998. These increases were due to the Company's maintaining larger cash and investment balances.

     Interest and Other Expense. Interest and other expense for the nine-month period ended September 30, 1999 increased to $691,000 from $389,000 for the same period in 1998. These increases are a result of higher outstanding capital lease and equipment loan balances under the Company's equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements and public offerings of its capital stock, proceeds from financing of equipment acquisitions, contract research revenue and interest earned on investments. As of September 30, 1999, the Company had received approximately $99.2 million in net proceeds from sales of its capital stock. In April 1999, the Company obtained an additional $3.0 million equipment line of credit, of which $1.3 million remains available to the Company as of September 30, 1999. As of September 30, 1999, the Company had cash, cash equivalents and investments of approximately $40.8 million.

     Net cash used in operating activities in the nine months ended September 30, 1999 was $17.0 million compared to $5.9 million in the same period in 1998. The increase in cash used during 1999 resulted primarily from an increase in operating losses and a decrease in deferred revenue.

     Net cash provided by investing activities in the nine months ended September 30, 1999 was $2.9 million, compared to net cash used of $19.2 million in the same period in 1998. The increase in cash resulted primarily from less capital spending and a decrease in the purchase of short-term investments.

     Net cash provided by financing activities in the nine months ended September 30, 1999 was $29.8 million, compared to $19.7 million in the same period in 1998. The increase resulted primarily from the Company's receipt of proceeds from the completion of a private placement of common stock in March 1999, which raised net proceeds of approximately $25.5 million.

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

     The Company expects that its existing capital resources, committed funding from its existing corporate partnerships with SmithKline Beecham, plc, Novo Nordisk A/S and Genentech Inc. and projected interest income will enable the Company to maintain current and planned operations through at least mid-2000. However, there can be no assurance that the Company will not need to raise substantial additional capital to fund its operations prior to such time and, if required, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company's cash requirements, however, may vary materially from those now planned because of results of research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity for preclinical, clinical and full scale manufacturing requirements of the AERx system. The Company may seek additional funding through collaborations or through public or private equity or debt financing. However, there cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

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

     The Company implemented a strategy to address the potential exposures related to the impact of the Year 2000 problem on its Systems and appointed a project manager to lead the Company's assessment of the Year 2000 problem. The Company completed an inventory of its key internal financial, informational and operational systems, including manufacturing control systems, identified those areas that may be affected by the Year 2000 problem, and upgraded such Systems. The Company believes that all required remediation programs have been completed.

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

     The total cost associated with becoming Year 2000 compliant is not known at this time. To date, the Company has not incurred, and does not anticipate that it will incur, significant operating expenses that would be material to the Company's results of operations, cash flows or financial position. While the Company has completed modifications of its business-critical Systems, if modifications by Third Parties are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on the results of operations, cash flows and financial position of the Company. The Company cannot predict the extent of any such impact. There can be no assurance that the Company or any Third Party will not encounter any unforeseen problems with respect to any Systems, which unforeseen problems could have a material adverse effect on the results of operations, cash flows and financial position of the Company. The Company is in the process of developing contingency plans to deal with any major Year 2000 non-compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Market Risk Disclosure

     In the normal course of business, the financial position of the Company is routinely subject to a variety of risks, including market risk associated with interest rate movement. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses in these areas.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The weighted-average interest rate was calculated using the weighted-average fixed rates under all contracts with lessors.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOMINAL) AMOUNT BY EXPECTED MATURITY

                                                                                                   FAIR VALUE
                                                                                                       AT
        DISCLOSURE           1999      2000     2001     2002     2003     THEREAFTER    TOTAL      9/30/99
        ----------          ------    ------    -----    -----    -----    ----------    ------    ----------
Cash and cash
  equivalents.............  21,530         0        0        0        0        0         21,530      26,428
Average interest rate.....    5.27%        0        0        0        0        0
Short-term investments....       0    14,417        0        0        0        0         14,417      14,399
Average interest rate.....       0      5.60%       0        0        0        0
Long-term debt, including
  current portion:
  Fixed rate payment......     323     2,030    2,257    2,427      820        0          7,857
  Average interest rate...   12.94%    13.00%   13.13%   13.12%   12.16%       0

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as initially filed with the Securities and Exchange Commission on March 9, 1999 and Note 1 of Notes to Unaudited Financial Statements.

ITEM 6. EXHIBITS

     (a) Exhibits

        27.1   Financial Data Schedule

     (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 15, 1999

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                /s/ RICHARD P. THOMPSON
                                          --------------------------------------
                                                   Richard P. Thompson
                                                 Chief Executive Officer

                                                 /s/ DAVID L. JOHNSON
                                          --------------------------------------
                                                     David L. Johnson
                                             Interim Chief Financial Officer

                              ARADIGM CORPORATION

                                   FORM 10-Q

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule