Form 10-K
period 1999-12-31
ARADIGM CORP
filed 2000-03-01
CIK 1013238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER: 0-28402

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

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, there were 14,891,088 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $430,320,000 based upon the closing price of the common stock on February 29, 2000 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the timing of regulatory approvals, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, under the heading "Risk Factors".

OVERVIEW

     We are a leading developer of advanced pulmonary drug delivery systems for the treatment of systemic conditions as well as lung diseases. Our hand-held AERx platform is being designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds via the lung. We believe that our non-invasive AERx systems, which have been shown in clinical studies to achieve performance equivalent to injection, will be a welcome alternative to injection-based drug delivery. In addition, our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches or inhalers, are too slow or imprecise.

     According to IMS Health Incorporated, the total United States market for injectable drugs was approximately $20 billion in 1999. Of this market, we believe that drugs with aggregate sales in excess of $7 billion could potentially be delivered using the AERx platform. In addition, most biotech compounds currently under development rely on injection as their primary means of delivery.

     We have tested 11 compounds in human clinical trials, four of which are currently in Phase II development, which we believe are more than any other company in the advanced pulmonary drug delivery market. We have attracted the attention of some of the world's leading pharmaceutical and biotechnology companies, who have contributed over $55 million for the advancement of our AERx technology. Our most advanced programs include development partnerships with:

     - Novo Nordisk A/S, the world leader in insulin products, for the needle-free delivery of insulin for diabetes;

     - SmithKline Beecham, plc, for the rapid, needle-free delivery of morphine to treat severe pain; and

     - Genentech, Inc., for the rapid delivery of the protein dornase alfa, the active ingredient in Pulmozyme, used in the treatment of cystic fibrosis.

We believe that our technology platform will provide the basis for the next generation in pulmonary drug delivery systems. Our AERx platform is based on a set of proprietary technologies, protected to date by 57 issued United States patents, that control the physical factors critical for rapid, reproducible pulmonary drug delivery. These proprietary technologies allow us to:

     - utilize existing liquid formulation technology instead of complex dry powder processing;

     - consistently create the high-quality aerosol required to reach the deep lung;

     - guide patients to inhale in the most effective manner for deep lung delivery; and

     - automatically monitor and control patient drug usage, allowing for better disease management.

BACKGROUND -- PULMONARY DRUG DELIVERY

     Today an increasing number of drugs, including nearly all biotech drugs, are delivered by injection. While injections are quick and efficient, they have inherent limitations, including inconvenience, discomfort and risk of infection. These limitations have prompted drug manufacturers to explore alternatives such as improved oral delivery formulations, transdermal patch technologies and pulmonary delivery systems. Due to the natural ability of the lung to transfer molecules into the bloodstream, pulmonary drug delivery systems are now being pursued as a primary alternative to injection.

     Pulmonary delivery systems were originally developed to treat lung diseases by depositing aerosolized medication in the large airways of the lung. These aerosols were created in nebulizers, metered-dose inhalers and dry powder inhalers for inhalation by the patient. While these systems have been useful in the treatment of diseases such as asthma, they generate a wide range of particle sizes, only a portion of which can reach the targeted lung tissues, and rely heavily on patient breathing technique to effect actual delivery.

     Considerable recent research has been devoted to developing a means to create well defined small particle aerosols suitable for efficient pulmonary delivery of drugs, either to treat lung diseases or for absorption into the bloodstream for systemic effect. To deliver pharmaceuticals to or through the lungs, drugs must be transformed into a suspension of drug particles in air, an aerosol, that can be inhaled by the patient. In order for aerosols to be delivered to the deep lung, the individual particles must be small, three microns or less in diameter, and the velocity of these particles must be low as they pass through the upper airways and into the deep lung. The particle velocity is largely determined by how fast the patient is inhaling. Larger or fast moving particles typically get deposited in the mouth or upper airways where they cannot be absorbed and may not be effective.

     Recent advances in dry powder formulation technology have made possible the creation of smaller particle aerosols suitable for more efficient deep lung delivery, and several companies are developing systems based on this approach. However, most drugs being considered for pulmonary delivery are currently marketed in stable liquid formulations. We believe the extra steps involved in making dry powder formulations of these drugs will make them more difficult and costly to produce than liquid-based formulations. In addition, today's dry powder delivery systems under development continue to rely on individual patient breathing technique to effect the actual drug delivery. It is well documented that the typical patient frequently strays from proper inhalation technique and may not be able to maintain a consistent approach over even moderate periods of time after training. Given the need with many medications to achieve precise and reproducible dosing, variability in technique among patients or from dose to dose may compromise safety or therapeutic efficacy.

THE ARADIGM SOLUTION

     Our AERx technology platform is being developed to enable pulmonary delivery of a wide range of pharmaceuticals in liquid formulations for local or systemic effect. Our proprietary AERx technologies focus principally on small particle aerosol generation from liquid formulation at the point of delivery and control over patient inhalation technique in order to efficiently and reproducibly deliver the aerosol drug to the deep lung. We have developed these proprietary technologies through an integrated approach that combines expertise in physics, electrical engineering, mechanical engineering, laser engineering and pharmaceutical sciences. The key features of the AERx platform include:

  Ease of Drug Formulation

     The AERx platform takes advantage of existing liquid drug formulations, reducing the time, cost and risk of formulation development compared to dry powder-based technologies. The liquid formulation technology of the AERx platform allows us to use standard, sterile pharmaceutical manufacturing techniques. We believe that this approach will result in lower cost production methods than those used in dry powder systems because we are able to bypass entirely the complex formulation processes required for those systems. Moreover, the liquid drug formulations used in AERx systems are expected to have the same stability profile as the currently marketed versions of the same drugs.

  Efficient, Precise Aerosol Generation

     Our proprietary technology produces the low-velocity, small-particle aerosols necessary for efficient deposition of drug in the deep lung. Liquid drug formulations are aerosolized from pre-packaged, single-use, disposable packets using the hand-held AERx device. Each disposable packet is comprised of a small blister package of drug adjacent to an aerosolization nozzle. The AERx device compresses the packet to push the drug through the nozzle and thereby creates the aerosol. No propellants are required since mechanical pressure is used to generate the aerosol. Each packet is used only once to avoid plugging or wear that would degenerate aerosol quality if reused. Through this technology, we believe we can achieve highly efficient and reproducible aerosols.

  Automated Breath-Controlled Delivery

     Studies have shown that even well trained patients tend to develop improper inhalation technique over time, resulting in less effective therapy. The AERx platform employs a patented technology to electronically measure breathing patterns while the patient is inhaling through the mouthpiece of the hand-held device. Indicator lights on the device guide the patient to inhale slowly and evenly within a predetermined range suitable for drug delivery. When the desired flow rate is established early in the inspiratory cycle, drug delivery is automatically initiated. As a result, a consistent dose of medication is delivered each time the product is used.

     Individual AERx systems can also be designed to incorporate features desirable for the particular therapeutic application through customization of the patient interface. For example, the electronic inhaler can record information, such as the date, the time and the name of the drug on each dose delivered. An AERx system can also be configured to impose timed programmable lockouts and to limit access to the inhaler to authorized users. We can even design the system to allow the patient to adjust the dosage administered from an individual packet if that degree of precision is required for effective therapy.

STRATEGY

     Our goal is to become the leader in the development and commercialization of pulmonary drug delivery products. Our strategy incorporates the following principal elements:

  Establish Broad Applicability of the AERx Platform

     We believe that the AERx platform will be broadly applicable to drugs that are intended for systemic delivery and for local delivery to the lung. Many patients suffering from pain, diabetes, obesity, cancer, AIDS, Parkinson's disease, multiple sclerosis, hepatitis, growth hormone deficiency and other debilitating chronic diseases currently can only get effective treatment by injection. In addition to the two proteins and one small molecule that are the subject of our three major collaborations, we are conducting clinical and preclinical studies on a number of compounds to demonstrate the applicability of the AERx platform to a broad range of molecule sizes and types, including proteins, peptides, gene vectors and small molecules. We believe this strategy will maximize the number of commercial product opportunities for us and will increase the interest of potential partners in developing drugs for the AERx platform, thereby reducing our dependence on any single product.

     In addition, our work on proteins and gene vector delivery anticipates the role that genomics is expected to play in future drug discovery. Many new drugs developed as a result of information garnered from efforts to sequence and study the human genome will be composed of protein or DNA. Pulmonary drug delivery may be the only viable non-invasive way to deliver many of these new therapies. We believe that the capabilities of the AERx platform will make it particularly attractive for these potential future applications.

  Focus on Quicker-to-Market Opportunities

     Initially, our principal commercial development efforts are focused on product opportunities that have the potential to reach the market quickly. As part of this effort, we seek to minimize development risk by focusing on marketed drugs that are well characterized and have demonstrated safety profiles. This approach is evidenced by the drugs (insulin, morphine and dornase alfa) that underlie our three leading development programs.

  Expand Existing and Develop New Collaborative Relationships

     In order to enhance our commercial opportunities and effectively leverage our core scientific resources, we intend to enter into multiple collaborative relationships with pharmaceutical and biotech companies for the development and commercialization of new products utilizing our technologies. Through product development collaborations, we will seek access to proprietary pharmaceutical compounds as well as to the resources and expertise necessary to conduct late stage clinical trials and obtain regulatory approvals. In addition, we will pursue relationships with companies with established sales forces and distribution channels in our target markets. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our AERx pulmonary drug delivery technology. For example, we believe that our existing three development partners have the potential to develop additional products using our AERx technology. By establishing such collaborative relationships, we intend to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market.

  Create a Large and Loyal Customer Base

     Our goal is to create a large and loyal customer base that will repeatedly purchase disposable AERx packets. The disposable packets are expected to generate most of our revenues and substantially all of our profits over time. The AERx device is being designed to be a convenient hand-held unit that has features that meet the specific needs of patients in each therapeutic category. We believe that physicians and patients will find our unique product features attractive relative to anticipated competitive products. We intend to capitalize on what we believe will be a customer preference for the value-added features of our AERx device by pricing the device competitively to help ensure ongoing repeat usage of the high-margin disposable AERx packets. We believe that patients will tend to remain loyal to a superior product for the life of the device. Accordingly, we are designing the AERx device to last for several years.

  Enhance Our Strong Proprietary Position

     We believe that establishing a strong proprietary position in pulmonary drug delivery could provide an important competitive advantage in our target markets. We have aggressively pursued comprehensive patent protection of our technology and, as of February 15, 2000, had 57 issued United States patents with a number of additional United States patent applications pending. When appropriate, we also seek foreign patent protection and, as of February 15, 2000, had 23 issued foreign patents. While there can be no assurance that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technology, including aerosol generation, breath control, compliance monitoring and unit-dose formulation. In addition, we are maintaining as trade secrets key elements of our manufacturing technologies, particularly those associated with production of disposable unit-dose packets for the AERx systems.

  Maintain Technological Leadership

     We are making a substantial research and development investment to establish and maintain technological leadership in pulmonary drug delivery. This includes a research and development program to design the future generations of the AERx technology platform. The goal of this program is to access a wider range of markets, broaden our technology base, achieve manufacturing efficiencies and reduce the size and weight of our hand-held devices.

ARADIGM PRODUCT APPLICATIONS

     We are developing the hand-held AERx platform based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx products for pain and diabetes management and for patients with cystic fibrosis. In addition, we are planning to develop AERx systems for the non-invasive delivery of certain other drugs, including proteins, peptides, gene vectors and small molecules.

  AERx Diabetes Management System

     We are developing the AERx Diabetes Management System to permit patients with diabetes to non-invasively self-administer insulin. We believe that patients, when provided with a non-invasive delivery alternative to injection, will be more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. We are developing and plan to commercialize this product in collaboration with Novo Nordisk. Phase IIa clinical trials commenced in October 1998 and are currently ongoing. There can be no assurance that this development program will be successful.

     The Market

     In healthy individuals, the pancreas secretes insulin, which helps the body to regulate blood glucose levels. Unregulated glucose levels in people with diabetes are associated with short and long-term effects, including blindness, kidney disease, heart disease, amputation and other circulatory disorders. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must self-inject insulin regularly to control their disease. Patients with Type 2 diabetes are unable to use efficiently the insulin that their body produces. While they may have some impairment in their ability to produce insulin as well, it is the defect in their ability to use insulin efficiently that leads to the addition of insulin to their treatment program. By increasing the circulating insulin concentration, the inefficiency can be partially overcome. The Diabetes Control and Complications Trial study of patients with Type 1 diabetes sponsored by National Institutes of Health indicated that insulin doses should be adjusted throughout the day in response to frequently measured blood glucose levels. The Diabetes Control and Complications Trial study showed that keeping blood glucose levels as close to normal as possible slows complications caused by diabetes. In fact, the Diabetes Control and Complications Trial study demonstrated that any sustained lowering of blood glucose levels is beneficial, even if the person has a history of poor blood glucose control. Separately, the United Kingdom Prospective Diabetes Study has also demonstrated that tighter blood glucose control can provide essentially the same benefits for patients with Type 2 diabetes.

     We believe that approximately 700,000 Americans suffer from Type 1 diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. According to the Center for Disease Control, as of 1998, approximately eight to nine million Americans have been diagnosed with Type 2 diabetes. These Type 2 patients consume the majority of insulin used in the United States due to their larger numbers. However, given their less severe impairment, many of these patients are reluctant to use injection-based therapy. We believe that this failure to comply with recommended therapies contributes to the $45 billion in annual direct costs associated with the treatment of diabetes. Through our convenient, non-invasive AERx system, we believe we can address this patient reluctance, reduce overall treatment costs and grow the total world-wide insulin market beyond 1998 levels of $2.4 billion. The leading supplier of insulin is Novo Nordisk, followed by Eli Lilly, and these two companies together account for more than 90% of the world-wide insulin market.

     The Product

     Patients with diabetes often avoid or limit the amount of insulin therapy because of the pain and inconvenience of administering the drug by injection. The AERx Diabetes Management System is being designed to enable patients with diabetes to comply more effectively with their insulin therapy, thereby lessening the risk of long-term complications. We believe that the features of the AERx Diabetes Management System will allow people with diabetes to achieve more consistent and precise control over their blood glucose levels. A clinical study conducted by us in healthy fasting volunteers has shown that the way an individual breathes during delivery has a significant effect on the pharmacokinetic profile of the delivered insulin. We believe that the proprietary breath control technology incorporated in the AERx Diabetes Management System may eliminate this potential variability as a factor in the pulmonary delivery of insulin.

     Standard insulin therapies presently require that doses of insulin given by injection be adjusted in increments of one international unit. We are not aware of any competitive products under development that are being designed to provide the same one unit dosing adjustability as the AERx Diabetes Management

System. We believe that our AERx Diabetes Management System can provide a non-invasive method for delivery of insulin that would be efficacious and reproducible. Clinical studies conducted by us to date have demonstrated that insulin delivered via a prototype of the AERx Diabetes Management System achieved maximum blood glucose reductions in healthy fasting volunteers in half the time required for subcutaneous insulin injections. We believe this more rapid onset of action could allow people with diabetes to dose themselves closer to mealtimes, better matching insulin levels to caloric intake. The reductions in blood glucose levels were also at least as reproducible in both magnitude and time to maximum reduction as subcutaneous injections.

     Clinical Development

     In 1999, we presented data at the American Diabetes Association meeting on a study of 20 patients with Type 1 diabetes. These patients were given inhaled insulin immediately before a standard meal or injected insulin thirty minutes before the meal. Each patient in the study received insulin by each method twice for a total of four dosing days. There was no significant difference between the blood glucose profiles seen following the meal after AERx insulin or injected insulin dosing. The study concluded that AERx insulin given with a meal to these patients with Type 1 diabetes controlled blood sugar as effectively as insulin given 30 minutes before the meal by injection. This is consistent with our goal of providing a convenient means for dosing insulin without using needles at the time of each meal. By giving patients an alternative to injection and by allowing them to dose insulin with the meal instead of a half-hour before, we believe that people with diabetes will find it easier to comply with recommended insulin therapy. The next phase of clinical testing will be pivotal trials involving patients with Type 1 and Type 2 diabetes using AERx insulin daily for the management of their diabetes. Some of the patients with Type 2 diabetes are expected to use AERx insulin as their sole source of insulin. Through our development partnership with Novo Nordisk, we have continued to conduct multiple Phase IIa studies in the United States and Europe throughout 1999 and 2000.

     The Collaboration

     In June 1998, we entered into a product development and commercialization agreement with Novo Nordisk, the world leader in insulin therapy, covering the use of the AERx Diabetes Management System for the delivery of blood glucose regulating medicines. While the collaboration is initially focused on the delivery of insulin, Novo Nordisk is also obligated to consider with us the development, under certain conditions, of at least one additional compound in the field of blood glucose regulation. Novo Nordisk has been granted worldwide sales and marketing rights to any products developed under the terms of the agreement, and we retain all manufacturing rights. For any system developed under the collaboration which receives regulatory approval, we expect to receive a share of gross profit on the sales of such products by Novo Nordisk.

     Pursuant to the Novo Nordisk agreement, we could also receive approximately $38 million in milestone payments in addition to reimbursement for product development expenses and $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 1999, we had received $22.4 million in milestone and product development payments and $5 million from the purchase of our common stock by Novo Nordisk at a 25% premium to market price. Under certain conditions, a second $5 million equity investment may be made at our option at the market price at the time of exercise. Additional milestone payments and product development payments will be paid if we and Novo Nordisk decide to jointly develop additional AERx products under the terms of the agreement.

  AERx Pain Management System

     We are developing the hand-held AERx Pain Management System as a non-invasive, patient-controlled pulmonary drug delivery product for treatment of severe pain. We are developing and plan to commercialize this product in collaboration with SmithKline Beecham. We have completed Phase IIa clinical trials of the AERx Pain Management System and we expect Phase IIb trials will begin in 2000. There can be no assurance that these clinical trials will be successful.

     The Market

     Our development partnership with SmithKline Beecham has targeted cancer pain and post-operative pain as the first two applications for the AERx Pain Management System. More than four million cancer patients worldwide suffer from pain, a majority of whom experience multiple breakthrough pain events each day. Breakthrough pain refers to acute exacerbations of pain that "break through" the patient's baseline level of pain medication. In the post-operative arena, 20 million patients worldwide each year require treatment with narcotic analgesics after surgery.

     Most pain medication taken by patients at home is delivered orally or by transdermal patch. These methods are typically slow to act and difficult to adjust to match the level of pain. Intravenous patient-controlled analgesia products, which are used primarily in hospitals, allow patients to self-administer pain medication on demand from a microprocessor-controlled infusion pump. Although effective for treating severe pain, widespread adoption of patient-controlled analgesia outside the hospital has been limited by the requirement for regular and expensive maintenance. Home use of patient-controlled analgesia can cost as much as $4,000 per month, due partially to the home nursing required to maintain the needle site. However, there are currently no non-invasive pain management products that can match the speed of intravenous administration of narcotic analgesics for rapid relief of breakthrough pain events.

     The Product

     We believe that a patient-controlled, non-invasive drug delivery system that enables rapid uptake of medication could significantly expand the market for pain management in the outpatient setting and improve the management of pain in the hospital. The AERx Pain Management System is expected to have features similar to current intravenous patient-controlled analgesia systems, but without the need for intravenous access and the resulting impairment of patient ambulation and risk of infection. The AERx system is being designed to be programmed to allow for patient-activated delivery in accordance with a physician-directed dosing program. Lock-out mechanisms being designed for the product should eliminate the risk of inappropriate dosing, and a patented electronic patient identification feature should prevent unauthorized use of the device. An automatically maintained dosing event diary kept by the AERx system is designed to allow a physician to closely monitor patient use. We believe that these features of the AERx Pain Management System, combined with the inherent speed of onset of pulmonary delivery, should provide a significant advance in pain management with important applications in both the home and hospital settings.

     Clinical Development

     In 1999, we reported the results of a study comparing the blood profile of morphine delivered via AERx to the blood profile of morphine following intravenous administration at the Ninth World Congress on Pain. During this study of ten healthy subjects, each participant received 4 mg of intravenous morphine or 8.8 mg of morphine given in four consecutive inhalations via the AERx system. Seventy-five percent of the morphine loaded into the AERx system was shown to be bioavailable as measured in the patient's blood. The time to maximum blood concentration was less than two minutes for both intravenous and AERx morphine administration. The study concluded that AERx-delivered morphine produces a blood morphine concentration profile similar to that of intravenous morphine in terms of speed of onset and consistency of dosing.

     During 1999, the AERx Pain Management System was evaluated in comprehensive design and field testing to ensure that the system was ready for more extensive clinical trials. Based on the results of this work, we and SmithKline Beecham now expect to commence Phase IIb clinical trials during 2000.

     The Collaboration

     In September 1997, we entered into a product development and worldwide commercialization agreement with SmithKline Beecham covering the use of the AERx Pain Management System for the delivery of narcotic analgesics. If this system receives regulatory approval, we expect to sell AERx hand-held devices and drug packets to, and to receive royalties on sales by, SmithKline Beecham.

     Pursuant to the SmithKline Beecham agreement, we could also receive approximately $30 million in milestone and product development payments and approximately $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 1999, we had received $19 million in milestone and product development payments and $5 million from the purchase of our common stock by SmithKline Beecham at a 25% premium to market price. A second $5 million equity investment may be made, at our option, at the market price at the time of exercise. Additional milestone payments and product development payments will be due if we and SmithKline Beecham decide to jointly develop additional AERx products that incorporate other narcotic analgesics.

  AERx Respiratory Management System

     We are developing the hand-held AERx Respiratory Management System for the rapid delivery of dornase alfa to the lung to treat cystic fibrosis. We are developing and plan to commercialize this product in collaboration with Genentech. We commenced Phase IIa clinical trials of the AERx Respiratory Management System in early 2000. There can be no assurance that these clinical trials will be successful.

     The Market

     Cystic fibrosis, an inherited disorder, affects approximately 50,000 patients worldwide. A faulty gene in cystic fibrosis patients leads to the production of thick, viscous secretions which clog the lungs and make breathing difficult. These thick secretions also encourage and lengthen respiratory tract infections, which damage lung tissue and ultimately lead to death. People with cystic fibrosis also have difficulty digesting and absorbing food because of the viscous secretions lining their gastrointestinal tracts.

     In the early 1950's, children born with cystic fibrosis often died before age five. Today, progress in treating lung and gastrointestinal disorders has led to a median survival age of about 31 years. Children or young adults afflicted with the disease usually die from respiratory failure brought on by repeated, severe lung infections that permanently damage their lungs.

     Experiments in the 1950s and 1960s revealed that cystic fibrosis sputum contained extraordinary amounts of DNA. However, the research was abandoned until scientists at Genentech identified an enzyme that could break up the thick, DNA-rich secretions characteristic of cystic fibrosis. Dornase alfa is a naturally occurring enzyme which cuts up DNA, including the DNA in the thick secretions in the lungs of cystic fibrosis patients. Dornase alfa is the active ingredient in Pulmozyme, which was developed by Genentech and approved for marketing by the FDA in 1993. Pulmozyme represented the first new therapy targeted specifically for cystic fibrosis in 30 years.

     The Product

     Pulmozyme is currently given via nebulizer. Ampoules containing dornase alfa in solution are inhaled once or twice a day by patients, a process which can take over an hour. Because the AERx system is much more efficient than a conventional nebulizer, a dose given in one or two breaths can equal the dose to the lung following hundreds of breaths of a drug taken via nebulizer. By reducing treatment time, dornase alfa therapy may be more acceptable to patients, increasing compliance.

     Clinical Development

     We will be conducting all clinical studies of dornase alfa in the AERx Respiratory Management System. The clinical development plan consists of three studies: Phase IIa (feasibility), Phase IIb (dose ranging) and Phase III (pivotal). The Phase IIa study, currently ongoing, is designed to demonstrate the feasibility of dornase alfa delivery using the AERx system in patients with cystic fibrosis.

     The Collaboration

     In May 1999, we signed an agreement with Genentech to develop dornase alfa for the pulmonary delivery in the AERx system in the United States. Under the terms of this agreement, we will develop the AERx system and conduct all clinical trials in cooperation with Genentech. If the product is approved by the FDA, we will manufacture the product and Genentech will be responsible for marketing and sales.

     Upon signing the agreement, we received an upfront licensing fee from Genentech. Genentech also agreed to loan us the funds required to conduct all development activities. We will receive milestone payments at the initiation of certain clinical events. If the product is approved by the FDA, we will receive a milestone payment that exceeds the cumulative loan and accrued interest amounts, from which we will repay the loan. We will also receive a profit on all product manufactured and delivered to Genentech and a royalty on sales by Genentech above specified levels.

  Additional Potential AERx Applications

     We believe that the AERx system has applicability for a range of compounds developed by pharmaceutical and biotechnology companies, including many compounds that cannot be delivered orally. Due to their large size and poor oral bioavailability, macromolecules developed by the biotechnology industry are typically developed in liquid formulations and delivered by injection. We believe that the AERx platform can provide for improved delivery and increased utilization of these therapies.

     We believe that we have greater experience in human clinical trials than any other company in the advanced pulmonary drug delivery market. In addition, we believe that the breadth of our human testing, which has encompassed both small molecules and macromolecules for both local lung delivery and systemic delivery, is the most comprehensive ever conducted in pulmonary drug delivery.

     We currently have seven externally-funded programs that are developing or evaluating the use of the AERx delivery technology across a range of drug therapies. In addition to our three principal collaborations with Genentech, Novo Nordisk and SmithKline Beecham, these programs include a Stage 2 grant from the National Institutes of Health to evaluate the use of the AERx platform for delivery of gene therapies. The remaining three externally-funded programs address a small molecule for systemic delivery that is in Phase I clinical trials, a small molecule for local delivery to the lung that is in Phase I clinical trials and a biotech compound for local delivery that is in Phase II clinical trials. The following table summarizes the seven programs that we are currently conducting:

------------------------------------------------------------------------------------------------------

                                    LOCAL LUNG DELIVERY                    SYSTEMIC DELIVERY
------------------------------------------------------------------------------------------------------
  Small Molecule           Phase I program-undisclosed           Phase II program-morphine
                           compound                              Phase I program-undisclosed  compound
------------------------------------------------------------------------------------------------------
  Macromolecule            Phase II program-dornase alfa         Phase II program-insulin
                           Phase II program-undisclosed          Phase I program-gene therapy
                            compound

--------------------------------------------------------------------------------

Phase I clinical trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, at one or more dosage levels, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II clinical trials, in addition to safety, the efficacy of the product is evaluated in a patient population.

     In addition to the above active programs, we have conducted feasibility testing across a broad range of molecules, including an additional four compounds with which we have completed Phase I clinical trials, that we believe we could pursue in the future. Some of these molecules are listed below:

Chronic Bronchitis and Emphysema drugs      Anti-obesity drugs
Antibodies                                  Migraine drugs
Gene therapies                              Anti-Parkinson's drugs
Asthma drugs                                Interleukins
Hematopoetic factors                        Interferons
Human growth factors                        Antibiotics

SALES AND MARKETING

     We plan to establish additional collaborative relationships, similar to our agreements with Genentech, Novo Nordisk, and SmithKline Beecham to develop and commercialize our AERx products. Through these collaborations, we intend to access resources and expertise to conduct late-stage clinical development and to market and sell AERx products. Ideal development partners will generally have both a commercial and a development presence in the target market, and will also have a commitment to grow that market via our drug delivery technology. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our AERx pulmonary drug delivery technology.

MANUFACTURING

     Our clinical packet manufacturing facility was completed and validated in July 1998. We believe that it is capable of producing the AERx unit-dose packets in volumes adequate to support all of our current and anticipated clinical trials for our products under development and limited commercial requirements. Current capacity of this facility exceeds 50 million disposable packets per year.

     While significant capital expenditures will be required to provide for the high-volume drug packet capacity needed to support commercialization of multiple AERx products, that capacity will be based on existing standard pharmaceutical manufacturing processes and no significant additional process development will be necessary. As a result, we believe that we can move to much higher levels of scale in a reasonably predictable manner and with minimal risk to our product development programs.

     We are building our own manufacturing capabilities for the production of key components of our AERx drug delivery systems. We plan to internally produce the disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. We will look to contract manufacturers to produce the main components and subassemblies for the AERx devices, but we plan to perform final assembly, calibration, testing and packaging of these devices ourselves. All of our manufacturing capabilities are being established at our facilities in California.

     There can be no assurance that we will not encounter unanticipated delays or expenses in establishing high-volume production capacity for AERx devices and disposable drug packets. Any such delays or expenses could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. This research has led to novel ideas which in turn have resulted in our being issued 54 United States patents to date, with 29 United States patent applications pending. In addition, we have purchased three United States patents covering inventions that are relevant to our technologies. We have 23 issued foreign patents and 90 foreign patent applications pending.

     We are protecting the AERx technology platform through patents covering the AERx device, the AERx disposable drug packet and methods for using the AERx platform for specific drug delivery applications. Aradigm patents, such as United States patents 5,469,750; 5,509,404; 5,522,385; 5,694,919; 5,735,263 and
5,855,564, contain claims which address current or potential features involving software and mechanism components of the AERx device. Our United States patents 4,508,749; 5,497,763; 5,544,646; 5,718,222; 5,823,178 and 5,829,435, address current or potential features of the AERx disposable drug packet and pertinent manufacturing methods.

     We have conducted clinical studies demonstrating requirements for delivering insulin and insulin analogs by inhalation. These studies have allowed us to define various specific breathing maneuvers required for efficient, reproducible delivery of insulin and insulin analogs by inhalation. These discoveries have led to the issuance of key Aradigm patents which cover the delivery of insulin and insulin analogs regardless of the device used (e.g., automatic or manual) or the drug formulation technique employed (e.g., liquid or powder). Examples of these patents are:

     - United States patent 5,672,581, which contains claims directed to the inspiratory flow rate and volume at which an insulin aerosol should be released into the patient's inhalation.

     - United States patent 5,884,620, which contains claims directed to the role of total inhaled volume for the delivery of aerosolized insulin.

     - United States patent 5,888,477, which contains claims directed to the delivery of monomeric insulin by inhalation.

     Our success will depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the field of aerosolized drug delivery is crowded and a substantial number of patents have been issued and because the patent position of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims allowed in patents relating to biotechnology or pharmaceutical applications or their enforceability cannot be predicted. Commercialization of pharmaceutical products can also be subject to substantial delays as a result of the time required for product development, testing and regulatory approval.

     Our current policy is to file patent applications on what we deem to be important technological developments that might relate to our products or methods of using our products. To date, all inventions have originated in the United States and all patent applications were originally filed in the United States. We also seek to protect some of these inventions through foreign counterpart applications in selected other countries. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we will be able to secure outside of the United States.

     The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly has brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on one of our patents. In addition, because patent applications in the United States are currently maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications on such inventions.

     Our policy is to require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. These agreements also provide that all inventions developed by the individual on behalf of us shall be assigned to us and that the individual will cooperate with us in connection with securing patent protection on the invention if we wish to pursue such protection. There can be no assurance, however, that these agreements will provide meaningful protection for our inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

     We also execute confidentiality agreements with outside collaborators and consultants. However, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators or consultants apply technological information developed independently by them or others to our projects, or apply our technology to other projects, and there can be no assurance that any such disputes would be resolved in our favor.

     We may incur substantial costs if we are required to defend ourselves in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and there would be no assurance that any license required under any such patent would be made available to us on acceptable terms, if at all. Litigation may also be necessary to enforce our patents against others or to protect our know-how or trade secrets. Such litigation could result in substantial expense, and there can be no assurance that any litigation would be resolved in our favor.

COMPETITION

     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, bucal and colonic absorption systems. Several of these companies may have developed or are developing dry powder devices that could be used for pulmonary delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

     We believe our technology and integrated pulmonary delivery systems approach provides us with important competitive advantages in the delivery of drugs compared with currently known alternatives. While we believe that the capabilities of our AERx platform will provide us with certain important competitive advantages, new drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits, or comparable benefits at lower cost, in a given drug application than the AERx system.

     Several companies are marketing and developing dry powder and other devices that could have applications for pulmonary drug delivery, including Inhale Therapeutic Systems and Dura Pharmaceuticals. These companies also have collaborative arrangements with corporate partners for the development of pulmonary delivery systems for insulin. There can be no assurance that competitors will not introduce products or processes competitive with or superior to ours.

GOVERNMENT REGULATION

     All medical devices and drugs, including our products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The regulatory clearance process is generally lengthy, expensive and uncertain. The Federal Food, Drug, and Cosmetic Act, and other federal statutes and regulations, govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

     The activities required before a new drug product may be marketed in the United States include preclinical and clinical testing. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under a series of regulations called the current Good Laboratory Practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

     The preclinical work necessary to administer investigational drugs to human subjects is summarized in an Investigational New Drug application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an Investigational New Drug application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an Investigational New Drug will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

     Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to FDA reviewed protocol. Each clinical study is conducted under the auspices of an Institutional Review Board at each of the institutions at which the study will be conducted. An Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, informed consent requirements and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, at one or more dosage levels, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II clinical trials, in addition to safety, the efficacy of the product is usually evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed sites.

     A company seeking FDA approval to market a new drug must file a new drug application with the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. In addition to reports of the pre-clinical and clinical trials conducted under an effective Investigational New Drug application, the new drug application includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging and labeling. Submission of a new drug application does not assure FDA approval for marketing. The application review process can take a year or more to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance.

     Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA could also determine that there is insufficient data or experience with chronic administration of drugs delivered via the lung for systemic effect to demonstrate that such chronic administration is safe, and could require further studies. The FDA also may require additional clinical tests (i.e., Phase IV clinical trials) following new drug application approval to confirm safety and efficacy.

     In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. The FDA also requires reporting of certain safety and other information that becomes known to a manufacturer of an approved drug. The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. There is no guarantee that any approval will be granted on a timely basis, or at all. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage.

     Among the other requirements for drug product approval is the requirement that the prospective manufacturer conform to the FDA's Good Manufacturing Practices regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States to assure compliance with applicable GMP requirements. A company's failure to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on that company's business.

     Products marketed outside the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. We also would be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries usually must be obtained prior to commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

     We are subject to numerous federal, state and local laws relating to such matters as controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, the United States Drug Enforcement Agency regulates controlled drug substances, such as morphine and other narcotics. Establishments handling controlled drug substances such as morphine must be registered and inspected by the DEA and may be subject to export, import, security and production quota requirements. In addition, advertising and promotional materials are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition or results of operations.

     Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

INTERNATIONAL SCIENTIFIC ADVISORY BOARD

     We have assembled an International Scientific Advisory Board comprised of scientific and development advisors that provide expertise, on a consulting basis, in the areas of pain management, allergy and immunology, pharmaceutical development and drug delivery, but are employed elsewhere on a full time basis. As a result, they can only spend a limited amount of time on our affairs. The International Scientific Advisory Board assists us on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

                   NAME                              AFFILIATION                 AREA OF EXPERTISE
                   ----                              -----------                 -----------------
Peter Byron, Ph.D.........................  Medical College of Virginia,   Aerosol Science/Pharmaceutics
                                            Virginia Commonwealth
                                            University
Michael Cousins, M.D......................  University of Sydney,          Pain Management
                                            Australia
Peter Creticos, M.D.......................  The Johns Hopkins University   Allergy/Immunology/Asthma
                                            School of Medicine
Stanley S. Davis, Ph.D....................  University of Nottingham       Drug Delivery
Jeffrey Drazen, M.D.......................  Harvard University Medical     Pulmonary Medicine
                                            School
Lorne Eltherington, M.D., Ph.D............  Sequoia Hospital               Pain Management
Richard Kitz, M.D.........................  Harvard University Medical     Anesthesiology
                                            School, Massachusetts General
                                            Hospital
Lawrence M. Lichtenstein, M.D., Ph.D......  The Johns Hopkins University   Allergy/Immunology
                                            School of Medicine
Christopher Saudek, M.D...................  The Johns Hopkins University   Endocrinology
                                            School of Medicine
Leigh Thompson, M.D., Ph.D................  CEO, Profound Quality          Pharmaceutical Product
                                            Resources                      Development

EMPLOYEES

     As of February 19, 2000, we had 208 employees, of whom 164 were in research and development and product development and 44 were in business development, finance and administration. Of these employees 58 have advanced graduate degrees. We believe that our future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that we will continue to be able to attract and retain high-quality employees. Our employees are not represented by any collective bargaining agreement. We consider our relations with our employees to be good.

LEGAL PROCEEDINGS

     In June 1998, Eli Lilly and Company filed a complaint against us in the United States District Court for the Southern District of Indiana. The complaint made various allegations against us, arising from our decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. We have sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Eli Lilly under a series of agreements dating from January 1996. We had also conducted negotiations with Eli Lilly concerning a long-term supply agreement under which Eli Lilly would supply bulk insulin to us for commercialization in our AERx Diabetes Management System, and a separate agreement under which we would license certain intellectual property to Eli Lilly. These negotiations were terminated after we proceeded with our agreement with Novo Nordisk. The complaint seeks a declaration that Eli Lilly scientists are co-inventors of a patent application filed by us relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Eli Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. We believe that we have meritorious defenses against each of Eli Lilly's claims. However, there can be no assurance that we will prevail in this case. We have filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Eli Lilly's complaint.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their ages as of February 29, 2000 are as follows:

                   NAME                     AGE                       POSITION
                   ----                     ---                       --------
Richard P. Thompson.......................   48   President, Chief Executive Officer and Director
Reid M. Rubsamen, M.D.....................   43   Vice President, Medical Affairs, Secretary and
                                                  Director
R. Jerald Beers...........................   51   Executive Vice President, Business Development
                                                  and Marketing
Bikash K. Chatterjee......................   41   Vice President, Operations
Steven J. Farr, Ph.D......................   40   Vice President, Pharmaceutical Sciences
Maximillian D. Fiore......................   45   Vice President, Engineering
Igor Gonda, Ph.D..........................   52   Vice President, Research & Development
Norman Halleen............................   46   Vice President, Finance & Administration and
                                                  Chief Financial Officer
Norma L. Milligin.........................   61   Vice President, Human Resources
Babatunde A. Otulana, M.D.................   42   Vice President, Clinical & Regulatory Affairs
Frank H. Barker(1)(2).....................   69   Director
Wayne I. Roe(1)(2)........................   49   Director
Virgil D. Thompson(1)(2)..................   60   Director

-------------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Richard P. Thompson has been a director and has served as our President and Chief Executive Officer since 1994 and was Chief Financial Officer from April 1996 until December 1996. From 1991 to 1994, he was President of LifeScan, Inc., a Johnson & Johnson Company, a diversified health care company. In 1981, Mr. Thompson founded LifeScan, which was sold to Johnson & Johnson in 1986. Mr. Thompson holds a B.S. in biological sciences from the University of California at Irvine and an MBA from California Lutheran College.

     Reid M. Rubsamen, M.D., our founder, has been a director and has served as our Vice President, Medical Affairs and Secretary since 1991. Dr. Rubsamen is a Board Certified anesthesiologist having received his medical training at Pacific Medical Center, San Francisco and Massachusetts General Hospital, where in 1989 he served as Chief Resident in Anesthesia. He was also a doctoral candidate in the computer science department at the Massachusetts Institute of Technology, leaving in 1990 to found Aradigm. Dr. Rubsamen holds an A.B. in biochemistry and computer science from the University of California, Berkeley, and an M.S. in computer science and an M.D. from Stanford University.

     R. Jerald Beers has served as our Executive Vice President, Business Development and Marketing since July 1997. From 1996 until July 1997, Mr. Beers was an independent consultant. From 1990 to 1996, Mr. Beers held several positions at Genentech, Inc., a pharmaceutical company, including Vice President, Marketing, General Manager of Genentech Canada, Inc. and Director, Marketing Planning and Development. Mr. Beers holds a B.A. in political science from Brown University and an MBA from the Kellogg School of Management at Northwestern University.

     Bikash K. Chatterjee has served as our Vice President, Pharmaceutical Operations since March 1998. From September 1997 until March 1998, Mr. Chatterjee was our Director of Pharmaceutical Operations. From January 1992 to August 1997, Mr. Chatterjee was the plant manager for manufacturing Boehringer-

Mannheim's disposable coagulation testing system. From 1988 to 1992, he held a number of senior manufacturing positions at various pharmaceutical companies, including Syntex Corporation. Mr. Chatterjee holds a B.A. in Biochemistry and a B.S. in chemical engineering from the University of California at San Diego.

     Steven J. Farr, Ph.D. has served as our Vice President, Pharmaceutical Sciences since January 1999. From January 1994 to December 1998, Dr. Farr was our Senior Director of Pharmaceutical Sciences. From September 1985 to December 1994, Dr. Farr was a Senior Lecturer in the Welsh School of Pharmacy, Cardiff University, United Kingdom and a director of Cardiff Scintigraphics Ltd. Dr. Farr holds a B.Sc. in pharmacy from DeMontfort University, a Ph.D. in biopharmaceutics from the University of Wales and is a member of the Royal Pharmaceutical Society of Great Britain.

     Maximillian D. Fiore has served as our Vice President, Engineering since September 1994. From January 1991 to September 1994, Mr. Fiore served as Director of Engineering at LifeScan. From November 1989 to December 1990, Mr. Fiore held various engineering and management positions with Abbott Laboratories, a pharmaceuticals and medical device company. Mr. Fiore holds a B.S.E.E. and a B.S. in engineering from Northwestern University and an M.S.E.E. in bio-medical/microprocessor-based instrument design from the University of Wisconsin.

     Igor Gonda, Ph.D. has served as our Vice President, Research and Development since September 1995. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech. From 1986 to 1992, Dr. Gonda was a Senior Lecturer in the Department of Pharmacy at the University of Sydney, Australia. Dr. Gonda holds a B.Sc. in chemistry and a Ph.D. in physical chemistry from the University of Leeds, United Kingdom.

     Norman Halleen joined us in January 2000, as Vice President, Finance & Administration and Chief Financial Officer. From June 1999 to December 1999, Mr. Halleen worked as Director of Business Development for Guidant Corporation, a medical device company. From 1997 to October 1998, Mr. Halleen was the Vice President, Finance and Chief Financial Officer for Collagen Corporation, a medical device company, and from October 1993 to June 1996 served as Chief Financial Officer of The Dutra Group, a marine construction company. Subsequent to his leaving The Dutra Group, the company filed for bankruptcy in January 1997. From January 1990 to October 1995, Mr. Halleen served as a consultant in his own business in Hong Kong. He has an A.B. degree from Stanford University and an MBA from Harvard Business School.

     Norma L. Milligin has served as our Vice President, Human Resources since September 1998. From January 1995 to August 1998, Ms. Milligin worked as a consultant in the human resources area for a number of firms. From 1985 to January 1994, she held positions as Vice President of Human Resources at LifeScan and Chemtrak, Inc., a medical device company. From 1978 to 1985, she also held a number of senior human resource positions at Syntex Corporation. Ms. Milligin has taught organizational behavior at Pepperdine University, and holds a B.S. in business from University of Colorado and an MBA from Pepperdine University.

     Babatunde A. Otulana, M.D. has served as our Vice President, Clinical Affairs since October 1997. From 1991 to September 1997, Dr. Otulana was a Medical Reviewer in the Division of Pulmonary Drug Products at the Center for Drug Evaluation and Research, FDA. From 1991 to 1997, Dr. Otulana also served as an Assistant Professor of Medicine in the Division of Pulmonary and Critical Care Medicine, Howard University Hospital. Dr. Otulana obtained his M.D. from the University of Ibadan, Nigeria and completed a Pulmonary Fellowship at Papworth Hospital, University of Cambridge, United Kingdom.

     Frank H. Barker has been a director since May 1999. He has been the Chairman of U.S. Dermatologics, Inc., an over-the-counter pharmaceutical company, since February 1999, and was its President and Chief Executive Officer from October 1997 to February 1999. From January 1989 to January 1996, Mr. Barker served as a company group chairman of Johnson & Johnson. Mr. Barker holds a B.A. in business administration from Rollins College, Winter Park, Florida. Mr. Barker is a director of Catalina Marketing Corporation, a direct-to-consumer marketing company.

     Wayne I. Roe has been a director since May 1999. He has been the Chairman of Covance Health Economics and Outcomes Services, Inc., a contract research and developmental services company to the medical technology marketplace, since March 1996. From June 1988 to March 1996, Mr. Roe was the President of Health Technology Associates, a pharmaceutical industry consulting firm. Mr. Roe received a B.A. from Union College, an M.A. from the State University of New York at Albany and an M.A. from the University of Maryland.

     Virgil D. Thompson has been a director since June 1995. Since May 1999, he has been the President, Chief Operating Officer and a director of Bio-Technology General Corp., a pharmaceutical company. From 1996 to 1999, he was the President and Chief Executive Officer and a director of Cytel Corporation, a biopharmaceutical company. From 1994 to 1996, he was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a drug delivery device company. From 1991 to 1993 he was President of Syntex Laboratories, Inc., a pharmaceutical company. Mr. Thompson holds a B.S. in pharmacy from Kansas University and a J.D. from The George Washington University Law School. He is also a director of Questcor Pharmaceutical Corporation.

ITEM 2. PROPERTIES

     At December 31, 1999, we leased approximately 146,000 square feet of office space in six buildings in an office park at 3929 Point Eden Way, Hayward, California. Our leases for such office space expire at various times through the year 2016. Minimum annual payments under these leases will be approximately $3.5 million in 2000 and $3.3 million in 2001, respectively. We use this space for general administrative, product development, clinical, manufacturing and research and development purposes. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this Item concerning legal proceedings is set forth in Part I of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "ARDM." The following table sets forth the intra-day high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated below.

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $13.06   $ 8.00
  Second Quarter............................................   15.06    12.31
  Third Quarter.............................................   13.88     7.00
  Fourth Quarter............................................   14.00     7.88

1999
  First Quarter.............................................  $14.13   $ 7.63
  Second Quarter............................................    9.56     5.63
  Third Quarter.............................................   12.88     8.00
  Fourth Quarter............................................   10.50     6.38

2000
  First Quarter (through February 28, 2000).................  $34.75   $ 9.50

     On February 28, 2000, there were 153 holders of record of our common stock. On February 28, 2000, the last sale price reported on the Nasdaq National Market for the common stock was $30.25 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Contract and license revenues...............  $ 16,812   $ 17,515   $  3,685   $    730   $    155
Operating expenses:
  Research and development..................    33,625     25,549     13,452      7,981      3,440
  General and administrative................     7,849      8,661      6,012      2,958      2,334
                                              --------   --------   --------   --------   --------
          Total expenses....................    41,474     34,210     19,464     10,939      5,774
                                              --------   --------   --------   --------   --------
Loss from operations........................   (24,662)   (16,695)   (15,779)   (10,209)    (5,619)
Interest income.............................     1,947      1,754      1,329      1,179        206
Interest expense and other..................      (888)      (513)      (234)       (52)       (20)
                                              --------   --------   --------   --------   --------
Net loss....................................  $(23,603)  $(15,454)  $(14,684)  $ (9,082)  $ (5,433)
                                              ========   ========   ========   ========   ========
Basic and diluted net loss per share(1).....  $  (1.66)  $  (1.32)  $  (1.43)  $  (1.49)  $  (5.41)
Shares used in computing basic and diluted
  net loss per share(1).....................    14,216     11,682     10,280      6,098      1,004
BALANCE SHEET DATA:
Cash, cash equivalents and investments......  $ 31,259   $ 31,036   $ 24,305   $ 28,534   $ 12,117
Working capital.............................    22,971     16,620     15,999     23,486     11,594
Total assets................................    50,790     44,949     30,294     30,733     13,306
Noncurrent portion of notes payable and
  capital lease obligation..................     9,609      4,570      2,139        350        490
Accumulated deficit.........................   (74,904)   (51,279)   (35,827)   (21,144)   (12,069)
Total shareholders' equity..................    24,157     21,660     18,659     27,886     12,121

---------------
(1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors."

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of December 31, 1999, we had an accumulated deficit of $74.9 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as our research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving significant revenue from product sales in 2000. The sources of working capital have been equity financings, equipment lease financings, contract research funding and interest earned on investments.

     We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred by us in performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Genentech, to manage cystic fibrosis with dornase alfa, the active ingredient in Pulmozyme, with Novo Nordisk, to manage diabetes using insulin and other blood glucose regulating compounds and with SmithKline Beecham, to manage acute and breakthrough pain using opioid analgesics.

     Our collaborative agreements with Novo Nordisk and SmithKline Beecham provide for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from these development partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreements as the research and development expenses are incurred, to the extent they are reimbursable.

RESULTS OF OPERATIONS

  Years Ended December 31, 1999, 1998 and 1997

     Contract Revenues. We reported revenues from collaborative contracts of $16.8 million in 1999, compared to $17.5 million in 1998 and $3.7 million in 1997. Revenue decreases in 1999 resulted from the completion of certain reimbursable Phase II activities associated with the SmithKline Beecham program. Revenue increases in 1998 resulted from expansion of our partner-funded project development program, primarily the Novo Nordisk agreement signed in June 1998. Costs associated with contract research revenue are included in research and development expenses.

     Our collaborative development agreement with Genentech, entered into as of May 21, 1999, provides that certain expense reimbursements received from Genentech under this agreement are subject to repayment if the product does not receive approval from the FDA. Development expenses incurred are reimbursed by Genentech in the form of loans supported by promissory notes bearing interest at 2% over the prime rate. Upon receipt of FDA approval, we will receive a milestone payment that is larger than the loan principal and accrued interest, allowing the loan to be fully repaid at that time. We will also receive certain milestone payments at various points of product development.

     Research and Development Expenses. Research and development expenses have increased each year since our inception. These expenses were $33.6 million in 1999, compared to $25.5 million in 1998 and $13.4 million in 1997. Research and development expenses as a percentage of total expenses was 81% in 1999,

75% in 1998 and 69% in 1997. Research and development expenses in 1999 increased by 32% over 1998, attributable to the expansion of research and development efforts to support the ongoing programs with Novo Nordisk and SmithKline Beecham and the addition of the Genentech program. Research and development expenses in 1998 increased by $12.1 million over 1997, similarly attributable to the hiring of additional scientific personnel and increased costs associated with the expansion of research and development efforts and the addition of the Novo Nordisk program.

     These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. We expect research and development spending to increase significantly over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses. General and administrative expenses were $7.8 million in 1999 compared to $8.7 million in 1998 and $6.0 million in 1997. General and administrative expenses decreased by 9% in 1999 compared to 1998, as a result of the termination of our program to market and sell a discontinued product. General and administrative expenses increased by 44% in 1998 as compared to 1997, resulting from additional leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income. Interest income increased to $1.9 million in 1999 from $1.8 million in 1998 and $1.3 million in 1997. These increases were due to our maintaining larger cash and investment balances, which resulted from our receipt of research funding and milestone payments from collaborative partners and the completion of private placements of our common stock in April 1998 and March 1999.

     Interest Expense and Other. Interest expense was $0.9 million in 1999 compared to $0.5 million in 1998 and $0.2 million in 1997. The increases resulted primarily from higher outstanding capital lease and equipment loan balances under our equipment and lease lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through private placements and a public offering of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. As of December 31, 1999, we had received approximately $99.6 million in net proceeds from sales of our capital stock. In April 1999, we obtained an additional $3.0 million equipment line of credit, of which $1.6 million was funded as of December 31, 1999. As of December 31, 1999, we had cash, cash equivalents and short-term investments of approximately $31.3 million.

     Net cash used in operating activities in 1999 was $27.0 million, compared to $4.9 million in 1998 and $7.8 million in 1997. The increase in cash used during 1999 resulted primarily from increases in operating losses and receivables, as well as decreases in accrued liabilities and deferred revenue. The decrease in cash used during 1998 compared to 1997 resulted primarily from increases in deferred revenue, accrued liabilities and depreciation, offset partially by an increase in the net loss.

     Net cash used in investing activities in 1999 was $6.0 million, compared to net cash used of $21.0 million in 1998 and $0.5 million in 1997. The decrease in cash used in 1999 resulted primarily from less capital spending and a decrease in the purchase of short-term investments. The increase in cash used in 1998 compared to 1997 resulted primarily from increased net purchases of short-term investments and increased expenditures made for capital equipment.

     Net cash provided by financing activities in 1999 was $31.6 million, consisting primarily of proceeds from the completion of a private placement of common stock in March 1999 which raised net proceeds of approximately $25.5 million, notes payable supporting loans received under a collaborative development agreement with Genentech and proceeds from equipment loans. Net cash provided by financing activities in

1998 was $21.2 million, primarily from the completion of a private placement of common stock in April 1998 which raised net proceeds of $12.0 million, a $5.0 million equity investment by Novo Nordisk in June 1998, and the receipt of proceeds from equipment loans. Net cash provided by financing activities in 1997 was $6.4 million, consisting primarily of proceeds from issuances of common stock, of which $5.0 million was an equity investment by SmithKline Beecham, and proceeds from equipment loans.

     The development of our technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress and the results of the research and development of our technology and drug delivery systems, our ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of our production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and the need to acquire licenses or other rights to new technology.

     We believe that the committed funding from our existing corporate development partnerships with Genentech, Novo Nordisk and SmithKline Beecham, plus existing capital resources and projected interest income will enable us to maintain current and planned operations, including anticipated capital spending requirements, through the end of 2000. We expect that our cash requirements will increase in future periods and that we will need to raise additional capital before we become profitable. Given our projected cash requirements, we believe that our existing capital resources and committed funding from our collaborative partners, together with the proceeds of this offering and projected interest income will enable us to maintain current and planned operations, including anticipated capital spending requirements of approximately $50 million, through the end of 2001. However, there can be no assurance that we will not need to raise substantial additional capital to fund our operations and capital spending within this period. We may seek additional funding through collaborations or through public or private equity or debt financing. There cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

                                  RISK FACTORS

     Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

WE ARE AN EARLY STAGE COMPANY.

     You must evaluate us in light of the uncertainties and complexities present in an early stage company. Virtually all of our potential products are in an early stage of research or development. We cannot assure you that:

     - our research and development efforts will be successful;

     - any potential products will be proven safe and effective;

     - regulatory clearance or approval to sell any potential products will be obtained; or

     - any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES.

     We have never been profitable, and through December 31, 1999, we have incurred a cumulative deficit of approximately $74.9 million. We expect to continue to incur substantial losses over at least the next several years as we:

     - expand our research and development efforts;

     - expand our preclinical and clinical testing activities;

     - expand our manufacturing efforts; and

     - plan and build our commercial production capabilities.

     To achieve and sustain profitability, we must, alone or with others, develop, obtain regulatory approval for, manufacture, market and sell products using our drug delivery platform. We cannot assure investors that we will generate sufficient product or contract research revenue to become profitable or to sustain profitability.

WE MAY NOT BE ABLE TO DEVELOP PRODUCTS SUCCESSFULLY.

     Our AERx systems are at an early stage of development and we are currently testing them using hand-held prototypes. Before we can begin to sell the AERx systems commercially, we will need to invest in substantial additional development and conduct preclinical and clinical testing. In order to further develop our AERx systems, we will need to address engineering and design issues, including ensuring that the AERx systems can deliver a reproducible amount of drug into the bloodstream and can be manufactured successfully as hand-held systems. We cannot assure investors that we will be successful in addressing these design, engineering and manufacturing issues. Additionally, we will need to formulate and package drugs for delivery by our AERx systems. We cannot assure investors that we will be able to do this successfully.

     Even if our pulmonary delivery technology is commercially feasible, it may not be commercially acceptable across a range of large and small molecule drugs. For the AERx systems to be commercially viable, we will need to demonstrate that drugs delivered by the AERx systems:

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

WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS SUCCESSFULLY.

     Our success in commercializing our products depends on many factors, including acceptance by health care professionals and patients. Their acceptance of our products will largely depend on our ability to demonstrate our products' ability to compete with alternate delivery systems with respect to:

     - safety;

     - efficacy;

     - ease of use; and

     - price.

     We cannot assure investors that our products will be competitive with respect to these factors or that our partners will be able to successfully market any of them in a timely manner.

WE DEPEND UPON COLLABORATIVE PARTNERS AND NEED ADDITIONAL COLLABORATIVE
PARTNERS.

     Our commercialization strategy depends on our ability to enter into agreements with collaborative partners. In particular, our ability to successfully develop and commercialize the AERx Respiratory Management System depends on our development partnership with Genentech, our ability to successfully develop and commercialize the AERx Diabetes Management System depends on our development partnership with Novo Nordisk and our ability to successfully develop and commercialize the AERx Pain Management System depends on our development partnership with SmithKline Beecham. Novo Nordisk and SmithKline Beecham have agreed to:

     - undertake certain collaborative activities with us;

     - design and conduct advanced clinical trials;

     - fund research and development activities with us;

     - pay us fees upon achievement of certain milestones; and

     - purchase product at a defined premium, pay royalties and/or share gross profits if and when we commercialize a product.

Genentech has agreed to:

     - undertake certain collaborative activity with us;

     - lend us money to pay our research and development costs;

     - pay us fees upon achievement of certain milestones; and

     - purchase product from us at a defined premium if and when we commercialize a product.

     The development and commercialization of these systems will be delayed if Genentech, Novo Nordisk or SmithKline Beecham fail to conduct these collaborative activities in a timely manner or at all. In addition, our development partners could terminate these agreements and we cannot assure investors that we will receive any development and milestone payments. If we do not receive development funds or achieve milestones set forth in the agreements, or if any of our development partners breach or terminate their agreement, our business will be impaired. In addition, if Genentech terminates its agreement with us due to a technical failure of our development program for dornase alfa, we may be required to repay the loans Genentech makes to us to fund our work.

     We will also need to enter into agreements with other corporate partners to conduct the clinical trials, manufacturing, marketing and sales necessary to commercialize other potential products. In addition, our ability to apply the AERx system to any proprietary drugs will depend on our ability to establish and maintain corporate partnerships or other collaborative arrangements with the holders of proprietary rights to such drugs. We cannot assure investors that we will be able to establish such additional corporate partnerships or collaborative arrangements on favorable terms or at all, or that our existing or future corporate partnerships or collaborative arrangements will be successful. Nor can we assure investors that existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. We could have disputes with our existing or future corporate partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. If any of our corporate partners or collaborators do not develop or commercialize any product to which it has obtained rights from us, our business could be impaired.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

     We have only limited manufacturing experience. We have validated only a single clinical manufacturing facility for disposable packets for our various AERx systems. We anticipate spending significant amounts to attempt to provide for the high-volume manufacturing required for multiple AERx products, and some of this spending will occur before our products are approved. We cannot assure investors that:

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

     We are building our own manufacturing capabilities for the production of key components of our AERx drug delivery systems. We plan to internally produce the disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. We have limited experience in manufacturing disposable unit-dose packets and there can be no assurance that we can successfully do so in high volumes, in a timely manner, at an acceptable cost or at all.

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

WE WILL NEED ADDITIONAL CAPITAL AND OUR ABILITY TO FIND ADDITIONAL FUNDING IS UNCERTAIN.

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

Since inception, we have financed our operations primarily through public and private equity financings, equipment lease financings, contract research funding and interest earned on investments.

     We anticipate that we will be able to maintain our current and planned operations through the end of 2001 with the proceeds from this offering, our existing resources, anticipated payments from our existing corporate partners and projected interest income. Depending on the timing and nature of additional development collaborations, we may need to raise additional funds to fund operations beyond that period. Our cash requirements may change because of our research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity. We may seek additional funding through collaborations or through public or private equity financings. We cannot assure investors that additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, substantial dilution to shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others. Such arrangements might require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

WE DEPEND UPON PROPRIETARY TECHNOLOGY AND THE STATUS OF PATENTS AND PROPRIETARY TECHNOLOGY IS UNCERTAIN.

     Our success will depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the field of aerosolized drug delivery is crowded and a substantial number of patents have been issued and because the patent position of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims allowed in patents relating to biotechnology or pharmaceutical applications or their enforceability cannot be predicted. Commercialization of pharmaceutical products can also be subject to substantial delays as a result of the time required for product development, testing and regulatory approval.

     We also seek to protect some of these inventions through foreign counterpart applications in selected other countries. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we will be able to secure outside of the United States.

     The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly and Company has brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on one of our patents. In addition, because patent applications in the United States are currently maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications on such inventions.

     Our policy is to require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us.

There can be no assurance, however, that these agreements will provide meaningful protection for our inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

     We also execute confidentiality agreements with outside collaborators and consultants. However, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators or consultants apply technological information developed independently by them or others to our projects, or apply our technology to other projects, and there can be no assurance that any such disputes would be resolved in our favor.

     We may incur substantial costs if we are required to defend ourselves in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and there would be no assurance that any license required under any such patent would be made available to us on acceptable terms, if at all. Litigation may also be necessary to enforce our patents against others or to protect our know-how or trade secrets. Such litigation could result in substantial expense, and there can be no assurance that any litigation would be resolved in our favor.

WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT ALL.

     All medical devices and new drugs, including our products under development, are subject to extensive and rigorous regulation by the federal government, principally the Food and Drug Administration, or FDA, and by state and local government agencies. Such regulations govern the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Medical devices or drug products that are marketed abroad are also subject to regulation by foreign governments.

     The process for obtaining FDA approvals for drug products is generally lengthy, expensive and uncertain. Securing FDA approvals often requires applicants to submit extensive clinical data and supporting information to the FDA. Even if granted, the FDA can withdraw product clearances and approvals for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing.

     We cannot assure investors that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Moreover, we cannot assure investors that any required approvals, once obtained, will not be withdrawn or that we will remain in compliance with other regulatory requirements. If we (or manufacturers of our components) fail to comply with applicable FDA and other regulatory requirements, we (and they) are subject to sanctions, including:

     - warning letters;

     - fines;

     - product recalls or seizures;

     - injunctions;

     - refusals to permit products to be imported into or exported out of the United States;

     - withdrawals of previously approved marketing applications; and

     - criminal prosecutions.

     Manufacturers of drugs also are required to comply with the applicable Good Manufacturing Practices, or GMP, requirements, which relate to product testing, quality assurance and maintaining records and documentation. We cannot assure investors that we will be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations, which would impair our business.

     In addition, to market our products in foreign jurisdictions, we and our partners must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We cannot assure investors that we will obtain regulatory approvals in such jurisdictions or that we will not be required to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired.

     Because certain of our clinical studies involve narcotics, we are registered with the Drug Enforcement Agency, or DEA, and our facilities are subject to inspection and DEA export, import, security and production quota requirements. We cannot assure investors that we will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not otherwise harm our business.

THE RESULTS OF PRECLINICAL AND CLINICAL TESTING ARE UNCERTAIN.

     Before we can file for regulatory approval for the commercial sale of our potential AERx products, the FDA will require extensive preclinical and clinical testing to demonstrate their safety and efficacy. To date, we have tested prototype patient-operated versions of our AERx systems with morphine, insulin and dornase alfa on a limited number of individuals in Phase I and Phase II clinical trials. If we do not or cannot complete these trials or progress to more advanced clinical trials, we may not be able to commercialize our AERx products.

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

     Although we believe the limited data we have regarding our potential products is encouraging, the results of initial preclinical and clinical testing do not necessarily predict the results that we will get from subsequent or more extensive preclinical and clinical testing. Furthermore, we cannot assure investors that clinical trials of these products will demonstrate that these products are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If we cannot adequately demonstrate that any therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our business.

     We are also developing applications of our AERx platform for the delivery of other compounds. These applications are in an early stage of development and we do not yet know the degree of testing and development that will be needed to obtain necessary marketing approvals from the FDA and other regulatory agencies. We cannot assure investors that these applications will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all.

     In addition, the FDA may require us to provide clinical data beyond what is currently planned to demonstrate that the chronic administration of drugs delivered via the lung for systemic effect is safe. We cannot assure investors that we will be able to present such data in a timely manner, or at all.

WE ARE IN A HIGHLY COMPETITIVE MARKET AND OUR COMPETITORS MAY DEVELOP ALTERNATIVE THERAPIES.

     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, bucal and colonic absorption systems. Several of these companies may have developed or are developing dry powder devices that could be used for pulmonary delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

WE DEPEND ON KEY PERSONNEL AND MUST CONTINUE TO ATTRACT AND RETAIN KEY
EMPLOYEES.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY.

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

THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN.

     In both domestic and foreign markets, sales of our potential products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot assure investors that any of our products will be reimbursable by third-party payors. In addition, we cannot assure investors that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

WE USE HAZARDOUS MATERIALS.

     Our operations involve use of hazardous and toxic materials, chemicals and various radioactive compounds and generate hazardous, toxic and radioactive wastes. Although we believe that our safety procedures for handling and disposing of such materials comply with all state and federal regulations and standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and such liability could exceed the resources of our business.

NEW INVESTORS IN OUR COMMON STOCK WILL EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The offering price is substantially higher than the book value per share of our common stock. Investors purchasing common stock in this offering will, therefore, incur immediate dilution of $24.76 in net tangible book value per share of common stock, based on an assumed offering price of $30.25 per share. In addition, investors will incur additional dilution upon the exercise of outstanding stock options and warrants.

OUR STOCK PRICE IS LIKELY TO REMAIN VOLATILE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT.

     The market prices for securities of many companies in the drug delivery industry, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. As a result, you may be unable to sell your shares of common stock at or above the offering price. Prices for our common stock may be influenced by many factors, including:

     - investor perception of us;

     - analyst recommendations;

     - fluctuations in our operating results;

     - market conditions relating to the drug delivery industry;

     - announcements of technological innovations or new commercial products by us or our competitors;

     - publicity regarding actual or potential developments relating to products under development by us or our competitors;

     - failure to establish new collaborative relationships;

     - developments or disputes concerning patent or proprietary rights;

     - delays in the development or approval of our product candidates;

     - regulatory developments in both the United States and foreign countries;

     - public concern as to the safety of drug delivery technologies;

     - period-to-period fluctuations in financial results;

     - future sales of substantial amounts of common stock by shareholders; or

     - economic and other external factors.

     In the past, class action securities litigation has often been instituted against companies following periods of volatility in the market price of their securities. Any such litigation instigated against us could result in substantial costs and a diversion of management's attention and resources.

YEAR 2000 RISKS COULD HARM OUR BUSINESS.

     A "Year 2000" issue exists because many existing application software programs, operating systems and manufacturing equipment containing computer-related components were designed to use only the last two digits to represent a year (e.g., the year 1998 is represented by "98" on the system or in the program). As a result, the year 1999 (i.e., "99") could be the maximum date value such systems will be able to process accurately. If not corrected, the Year 2000 problem could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including inaccurate processing of financial, personnel and other information as well as the inability to process transactions or engage in similar normal business activities.

     We have reviewed our key internal financial, information and operational systems, including manufacturing control systems, and remedied those systems that are not Year 2000 compliant. In addition, we have communicated with our critical third-party suppliers to determine the extent to which we may be vulnerable to those third parties' failure to remedy their own Year 2000 issues. We have a contingency plan for handling Year 2000 problems that were not detected and corrected prior to their occurrence, and we are continuing to assess any exposure areas in order to determine what additional steps are advisable. We are prepared to use backup systems and have developed other alternative contingency plans for other critical functions where computer systems are essential. To date, we have not experienced any material Year 2000 problems. However, if all of our potential Year 2000 problems were not properly identified or if adequate assessment and remediation are not timely effected with respect to any Year 2000 problems, our business could be harmed. In addition, any Year 2000 compliance problems facing our suppliers could also harm our business.

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS.

     Certain provisions of the our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of us without approval of the our board of directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of common stock. Certain of such provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk Disclosure

     In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

     As of December 31, 1999, we had cash equivalents and short-term investments of $31.3 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loan and capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

     We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /S/  ERNST & YOUNG LLP

Palo Alto, California
February 18, 2000

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,347    $ 10,765
  Short-term investments....................................    21,912      20,271
  Receivables
     Billed.................................................     1,836         774
     Unbilled...............................................     2,050          --
  Other current assets......................................     1,187         729
                                                              --------    --------
     Total current assets...................................    36,332      32,539
Property and equipment, net.................................    14,160      12,196
Notes receivable from officers..............................       130         135
Other assets................................................       168          79
                                                              --------    --------
     Total assets...........................................  $ 50,790    $ 44,949
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,506    $  1,979
  Accrued clinical and cost of other studies................        95         633
  Accrued compensation......................................     1,275       1,261
  Deferred revenue..........................................     7,361       9,873
  Other accrued liabilities.................................       261         891
  Current portion of capital lease obligations..............     1,863       1,282
                                                              --------    --------
     Total current liabilities..............................    13,361      15,919

Notes payable...............................................     3,956          --
Noncurrent portion of deferred revenue......................     3,663       2,800
Capital lease obligations, less current portion.............     5,653       4,570

Commitments
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding shares: 1999 -- 14,749,777;
     1998 -- 12,163,616.....................................    99,603      73,768
  Shareholder notes receivable..............................      (163)       (288)
  Deferred compensation.....................................      (379)       (541)
  Accumulated deficit.......................................   (74,904)    (51,279)
                                                              --------    --------
     Total shareholders' equity.............................    24,157      21,660
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $ 50,790    $ 44,949
                                                              ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Contract and license revenues..............................  $ 16,812    $ 17,515    $  3,685
Expenses:
  Research and development.................................    33,625      25,549      13,452
  General and administrative...............................     7,849       8,661       6,012
                                                             --------    --------    --------
          Total expenses...................................    41,474      34,210      19,464
                                                             --------    --------    --------
Loss from operations.......................................   (24,662)    (16,695)    (15,779)
Interest income............................................     1,947       1,754       1,329
Interest expense and other.................................      (888)       (513)       (234)
                                                             --------    --------    --------
Net loss...................................................  $(23,603)   $(15,454)   $(14,684)
                                                             ========    ========    ========
Basic and diluted net loss per share.......................  $  (1.66)   $  (1.32)   $  (1.43)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  share....................................................    14,216      11,682      10,280
                                                             ========    ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               COMMON STOCK       SHAREHOLDER                                    TOTAL
                                           --------------------      NOTES        DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                             SHARES     AMOUNT    RECEIVABLE    COMPENSATION     DEFICIT        EQUITY
                                           ----------   -------   -----------   ------------   -----------   -------------
Balances at December 31, 1996............  10,214,054   $49,821      $(483)        $(308)       $(21,144)      $ 27,886
  Issuance of common stock for cash,
    net..................................     405,064     5,000         --            --              --          5,000
  Issuance of common stock under the
    employee stock purchase plan.........      21,824       134         --            --              --            134
  Issuance of common stock upon exercise
    of stock options.....................       5,625        30         --            --              --             30
  Repurchase of common stock.............     (14,434)       (9)         9            --              --             --
  Repayment of shareholders' notes.......          --        --         88            --              --             88
  Amortization of deferred
    compensation.........................          --        --         --           204              --            204
  Comprehensive loss
    Net loss.............................          --        --         --            --         (14,684)       (14,684)
    Other comprehensive income (loss)
      Net change in unrealized gain on
         available-for-sale
         investments.....................          --        --         --            --               1              1
                                           ----------   -------      -----         -----        --------       --------
         Total comprehensive loss........          --        --         --            --         (14,683)       (14,683)
                                           ----------   -------      -----         -----        --------       --------
Balances at December 31, 1997............  10,632,133    54,976       (386)         (104)        (35,827)        18,659
  Issuance of common stock for cash,
    net..................................   1,450,002    16,988         --            --              --         16,988
  Issuance of common stock under the
    employee stock purchase plan.........      87,887       590         --            --              --            590
  Issuance of common stock upon exercise
    of stock options.....................      28,749       259         --            --              --            259
  Repurchase of common stock.............     (35,155)      (17)        17            --              --             --
  Issuance of warrants for services......          --       268         --            --              --            268
  Repayment of shareholders' notes.......          --        --         81            --              --             81
  Deferred and other compensation........          --       704         --          (704)             --             --
  Amortization of deferred
    compensation.........................          --        --         --           267              --            267
  Comprehensive loss
    Net loss.............................          --        --         --            --         (15,454)       (15,454)
    Other comprehensive income (loss)
      Net change in unrealized gain on
         available-for-sale
         investments.....................          --        --         --            --               2              2
                                           ----------   -------      -----         -----        --------       --------
         Total comprehensive loss........          --        --         --            --         (15,452)       (15,452)
                                           ----------   -------      -----         -----        --------       --------
Balances at December 31, 1998............  12,163,616    73,768       (288)         (541)        (51,279)        21,660
  Issuance of common stock for cash,
    net..................................   2,428,338    24,798         --            --              --         24,798
  Issuance of common stock under the
    employee stock purchase plan.........      98,860       713         --            --              --            713
  Issuance of common stock upon exercise
    of stock options.....................      58,963       324         --            --              --            324
  Repayment of shareholders' notes.......          --        --        125            --              --            125
  Amortization of deferred
    compensation.........................          --        --         --           162              --            162
  Comprehensive loss
    Net loss.............................          --        --         --            --         (23,603)       (23,603)
    Other comprehensive income (loss)
      Net change in unrealized loss on
         available-for-sale
         investments.....................          --        --         --            --             (22)           (22)
                                           ----------   -------      -----         -----        --------       --------
         Total Comprehensive loss........          --        --         --            --         (23,625)       (23,625)
                                           ----------   -------      -----         -----        --------       --------
Balances at December 31, 1999............  14,749,777   $99,603      $(163)        $(379)       $(74,904)      $ 24,157
                                           ==========   =======      =====         =====        ========       ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
Net loss...................................................  $(23,603)   $(15,454)   $(14,684)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     2,356       1,773         691
  Loss on sale of equipment................................        15          --          --
  Issuance of warrants for services........................        --         268          --
  Amortization of deferred compensation....................       162         267         204
  Changes in operating assets and liabilities:
     Receivables...........................................    (3,112)       (513)       (261)
     Other current assets..................................      (458)        200        (478)
     Other assets..........................................       (89)         --          (4)
     Accounts payable......................................       527         474         904
     Accrued liabilities...................................    (1,154)      1,715        (388)
     Deferred revenue......................................    (1,649)      6,334       6,170
                                                             --------    --------    --------
Net cash used in operating activities......................   (27,005)     (4,936)     (7,846)
                                                             --------    --------    --------
Cash flows from investing activities:
Capital expenditures.......................................    (4,349)     (9,552)     (2,756)
Proceeds for sale of equipment.............................        14          --          --
Purchases of available-for-sale investments................   (30,841)    (34,940)    (27,278)
Proceeds from maturities of available-for-sale
  investments..............................................    29,178      23,459      29,571
                                                             --------    --------    --------
Net cash used in investing activities......................    (5,998)    (21,033)       (463)
                                                             --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of common stock, net................    25,835      17,837       5,164
Notes payable..............................................     3,956          --          --
Proceeds from repayments of shareholder notes..............       125          81          88
Notes receivable from officers.............................         5         168         (83)
Proceeds from equipment loans..............................     3,294       4,176       1,437
Payments on capital lease obligations and equipment
  loans....................................................    (1,630)     (1,045)       (234)
                                                             --------    --------    --------
Net cash provided by financing activities..................    31,585      21,217       6,372
                                                             --------    --------    --------
Net decrease in cash and cash equivalents..................    (1,418)     (4,752)     (1,937)
Cash and cash equivalents at beginning of year.............    10,765      15,517      17,454
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  9,347    $ 10,765    $ 15,517
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................  $    820    $    513    $    235
                                                             ========    ========    ========

Non-cash investing and financing activities:

  Common stock repurchased upon cancellation of shareholder
     notes.................................................  $     --    $     17    $      9
                                                             ========    ========    ========
  Issuance of warrants for services........................  $     --    $    268    $     --
                                                             ========    ========    ========
  Acquisition of equipment under capital leases............  $     --    $     --    $    899
                                                             ========    ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Aradigm Corporation (the "Company") is a California corporation. Through June 1997, prior to the signing of the Company's collaborative agreement with SmithKline Beecham (see Note 7), the Company was in the development stage. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

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

Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as revenue based on actual efforts expended over the remaining terms of the agreements. Costs of contract revenue approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

Net Loss Per Share

     Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding less the weighted average number of shares subject to repurchase. In the years ended December 31, 1999, 1998 and 1997, the weighted average number of shares subject to repurchase were 48,000, 158,000 and 315,000, respectively. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options and warrants are antidilutive. The total number of shares excluded from diluted loss per share relating to these securities was 899,319, 1,234,298 and 695,799 shares for the years ended December 31, 1999, 1998 and 1997, respectively.

                              ARADIGM CORPORATION

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Employee Benefit Plans

     The Company has a 401(k) Plan which stipulates that all full-time employees with at least three months of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 20% of salary on a pretax basis. The Company has the option to provide matching contributions but has not done so to date.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with current year presentation.

 2. FINANCIAL INSTRUMENTS

Cash Equivalents and Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate notes. The Company's short-term investments consist of commercial paper and corporate notes with maturities ranging from three to twelve months.

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

     The following summarizes the Company's fair value of cash equivalents and investments (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Cash equivalents:
  Money market fund......................................  $    52    $    16
  Commercial paper.......................................    8,318      9,164
                                                           -------    -------
                                                           $ 8,370    $ 9,180
                                                           =======    =======
Short-term investments:
  Commercial paper.......................................  $ 9,304    $ 2,613
  Corporate notes........................................   12,608     16,758
  Market auction preferred securities....................       --        900
                                                           -------    -------
                                                           $21,912    $20,271
                                                           =======    =======

     As of December 31, 1999 and 1998, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. As of December 31, 1999, the average portfolio duration was approximately three months, and the contractual maturity of any single investment did not exceed six months from the balance sheet date.

                              ARADIGM CORPORATION

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Machinery and equipment..................................  $13,681    $10,807
Furniture and fixtures...................................    1,181        810
Lab equipment............................................    2,006      1,610
Computer equipment and software..........................    1,828      1,264
Leasehold improvements...................................      937        880
                                                           -------    -------
                                                            19,633     15,371
Less accumulated depreciation and amortization...........   (5,473)    (3,175)
                                                           -------    -------
                                                           $14,160    $12,196
                                                           =======    =======

     Property and equipment at December 31, 1999 include assets under capitalized leases of approximately $9,890,000 ($7,512,000 in 1998). Accumulated depreciation related to leased assets was approximately $3,667,000 at December 31, 1999 ($2,115,000 in 1998).

 4. LEASES AND COMMITMENTS

     Amounts borrowed under the Company's equipment lease lines of credit bear interest at rates from 10% to 15% and are collateralized by the equipment acquired. Under the terms of the lease agreements, the Company has the option to purchase the leased equipment at a negotiated price at the end of each lease term. In July 1999, the Company leased a new facility for clinical manufacturing and moved into a new leased administrative and laboratory facility. The Company leases its office, laboratory and manufacturing facilities under several operating leases expiring through the year 2016.

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 1999 are as follows (amounts in thousands):

                                                           OPERATING    CAPITAL
                                                            LEASES      LEASES
                                                           ---------    -------
Years ending December 31:
  2000...................................................   $ 3,477     $ 2,601
  2001...................................................     3,289       2,802
  2002...................................................     3,373       2,834
  2003...................................................     3,463         871
  2004 and thereafter....................................    41,729          --
                                                            -------     -------
Total minimum lease payments.............................   $55,331       9,108
                                                            =======
Less amount representing interest........................                (1,592)
                                                                        -------
Present value of future lease payments...................                 7,516
Current portion of capital lease obligations.............                (1,863)
                                                                        -------
Noncurrent portion of capital lease obligations..........               $ 5,653
                                                                        =======

     Rent expense under operating leases totaled $2,449,000, $1,157,000 and $420,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              ARADIGM CORPORATION

 5. CONTINGENCIES

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists are co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly an nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. Management believes that it has meritorious defenses against each of Eli Lilly's claims and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, there can be no assurance that the Company will prevail in this case. The Company recently filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Eli Lilly's complaint.

 6. SHAREHOLDERS' EQUITY

Capital Stock

     In March 1999, the Company completed a private placement of 2,428,338 shares of its common stock, raising approximately $24.8 million in net proceeds. In June 1998, the company raised approximately $5.0 million through a private sale of 312,396 shares of its common stock to a development partner at a 25% premium to the market price. In April 1998, the Company raised approximately $12.0 million through a private sale of 1,111,100 shares of its common stock to a group of institutional investors.

     At December 31, 1999, the Company has reserved 326,665 shares of its common stock for issuance upon exercise of common stock warrants and 3,753,947 shares were reserved for issuance upon exercise of options.

Stock Warrants

     In December 1998, the Company issued a warrant in connection with an operating lease agreement that entitles the holder to purchase 50,000 shares of common stock at an exercise price of $10.94 per share. This warrant is exercisable through December 2005. Management valued the warrant using the Black-Scholes option pricing model and is amortizing the warrant over the term of the operating lease agreement, which is 17 years.

     In April 1998, the Company issued warrants to the placement agents of the private placement of common stock that entitles the holders to purchase 166,665 shares of common stock at an exercise price of $12.42 per share. Management valued the warrants using the Black-Scholes option pricing model and recorded approximately $765,000 as issuance costs related to the private placement. These warrants are exercisable through June 2003.

     In September 1997, in connection with a consulting agreement, the Company issued a warrant that entitled the holder to purchase 170,000 shares of common stock at an exercise price of $8.96 per share. In June 1998, the Company and the holder mutually agreed to cancel 60,000 unvested shares of the original 170,000 shares, leaving an outstanding balance of 110,000 shares. This warrant is exercisable through August 2003. 26,000 shares vested immediately upon issuance of the warrant. Another 24,000 shares vested ratably over the first twelve months after issuance. Management valued these warrants using the Black-Scholes option

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

Stock Warrants (continued)
pricing model. 60,000 shares of the 110,000 vested upon certain contingent events that occurred in 1998. Management valued these shares using the Black-Scholes option pricing model, resulting in a value of $268,000 which was fully expensed in 1998.

1996 Equity Incentive Plan

     In April 1996, the Company's Board of Directors adopted and the Company's shareholders approved the 1996 Equity Incentive Plan (the "Plan"), which amended and restated the 1992 Stock Option Plan. Options granted under the Plan may be either incentive or non-statutory stock options. At December 31, 1999, the Company had authorized 4,800,000 shares of common stock for issuance under the Plan. Options granted under the Plan expire no later than ten years from the date of grant. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

     Options granted under the 1996 Equity Incentive Plan are immediately exercisable subject to repurchase provisions, and the shares acquired generally vest over a period of four years from the date of grant. The Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 1999 and 1998, full recourse notes receivable from shareholders of $163,000 and $288,000, respectively, were outstanding. These notes generally bear interest at 6% and are due and payable in regular installments over a five-year period. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 38,294 shares in accordance with these agreements. During 1999, the Company granted options to purchase 475,347 shares of common stock, none of which were exercised subject to repurchase agreements.

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

1996 Equity Incentive Plan (continued)
     The following is a summary of activity under the Plan:

                                       SHARES                                      WEIGHTED
                                    AVAILABLE FOR                                  AVERAGE
                                      GRANT OF       NUMBER OF      PRICE PER      EXERCISE
                                       OPTIONS        SHARES          SHARE         PRICE
                                    -------------    ---------    -------------    --------
Balance at December 31, 1996......      653,357        313,133    $0.10 - $ 9.88    $ 5.45
  Options granted.................     (550,600)       550,600    $6.88 - $12.88    $ 8.75
  Options exercised...............           --         (5,625)       $5.33         $ 5.33
  Shares repurchased..............       24,232             --    $0.37 - $ 0.57    $ 0.49
  Options cancelled...............       26,975        (26,975)   $5.33 - $ 9.88    $ 6.03
                                      ---------      ---------
Balance at December 31, 1997......      153,964        831,133    $0.10 - $12.88    $ 7.62
  Options authorized..............    1,000,000             --         --               --
  Options granted.................     (975,300)       975,300    $9.13 - $14.63    $11.50
  Options exercised...............           --        (28,749)   $6.88 - $12.25    $ 8.99
  Shares repurchased..............       14,062             --    $0.43 - $ 4.00    $ 0.58
  Options cancelled...............       58,313        (58,313)   $6.88 - $12.88    $ 8.62
                                      ---------      ---------
Balance at December 31, 1998......      251,039      1,719,371    $0.10 - $14.63    $ 9.77
  Options authorized..............    1,820,000             --         --               --
  Options granted.................     (475,347)       475,347    $6.19 - $12.00    $ 9.42
  Options exercised...............           --        (36,463)   $0.37 - $12.25    $ 5.19
  Options cancelled...............       60,349        (60,349)   $5.33 - $14.63    $11.03
                                      ---------      ---------
Balance at December 31, 1999......    1,656,041      2,097,906    $0.10 - $14.63    $ 9.72
                                      =========      =========

                                 OPTIONS OUTSTANDING AND EXERCISABLE
                      ---------------------------------------------------------
                                                     WEIGHTED AVERAGE REMAINING
                                  WEIGHTED AVERAGE        CONTRACTUAL LIFE
EXERCISE PRICE RANGE   NUMBER      EXERCISE PRICE            (IN YEARS)
--------------------  ---------   ----------------   --------------------------
       $ 0.10             3,000        $ 0.10                   2.4
  $ 0.33 - $ 0.43        44,025        $ 0.37                   4.4
       $ 0.57             6,558        $ 0.57                   6.1
       $ 2.00             3,450        $ 2.00                   6.2
  $ 4.00 - $ 5.67       122,250        $ 5.24                   6.4
  $ 6.19 - $ 9.25       770,112        $ 8.02                   8.3
  $ 9.31 - $13.38     1,069,761        $11.62                   8.4
  $14.00 - $14.63        78,750        $14.32                   8.3
                      ---------
  $ 0.10 - $14.63     2,097,906        $ 9.72                   8.1
                      =========

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

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

1996 Equity Incentive Plan (continued)
     The Company recorded deferred compensation of approximately $704,000 for the difference between the grant price and the fair value of certain of the Company's common stock options granted in 1998. This amount is being amortized over the vesting period of the individual options. There were no such grants in 1999 or in 1997. Amortization of deferred compensation recognized in the years ended December 31, 1999, 1998 and 1997 was approximately $162,000, $267,000 and $204,000, respectively. The weighted average fair value of options granted in 1998 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $12.13. The weighted average fair value of options granted during 1999, 1998 and 1997 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $4.98, $6.09 and $3.35, respectively.

     Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and non-employee director stock options granted subsequent to December 31, 1994 under the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 5.2%, 5.2% and 5.7% - 6.4% for the years ended December 31, 1999, 1998 and 1997, respectively; a dividend yield of 0.0%; the annual volatility factor of the expected market price of the Company's common stock for 1999, 1998 and 1997 are 0.64, 0.63 and 0.70, respectively; and a weighted average expected option life of four years. Options granted prior to the Company's initial public offering in June 1996 have a volatility factor of 0.0.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Pro forma information on the above basis is as follows (amounts in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net loss -- as reported....................................  $(23,603)   $(15,454)   $(14,684)
Pro forma net loss.........................................  $(26,087)   $(17,254)   $(15,232)
Basic and diluted net loss per share -- as reported........  $  (1.66)   $  (1.32)   $  (1.43)
Pro forma basic and diluted net loss per share.............  $  (1.85)   $  (1.41)   $  (1.46)

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1998 reflects compensation expense for four years' vesting, while the year ending December 31, 1999 reflects compensation expense for five years' vesting of outstanding stock options.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan (the "Purchase Plan"), 380,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. As of December 31, 1999, 209,059 shares have been issued under the Purchase Plan.

1996 Non-Employee Directors' Stock Option Plan

     The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") authorizes the grant of 225,000 options for the Company's common stock. As of December 31, 1999, 104,068 options have been granted under the Directors' Plan. During the year ended December 31, 1999, 21,568 shares were granted

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

1996 Non-Employee Directors' Stock Option Plan (continued) under the plan and 22,500 shares subject to option were exercised. At December 31, 1999, options to purchase 59,068 shares were outstanding under the plan.

 7. COLLABORATIVE AGREEMENTS

     In May 1999, Aradigm signed an agreement with Genentech to develop the drug dornase alfa in the AERx system. Dornase alfa is the active ingredient in the currently marketed Genentech product, Pulmozyme. The agreement provides that development expenses incurred by Aradigm will be reimbursed by Genentech in the form of loans supported by promissory notes bearing interest at two percent over the prime rate which was 10.5% at December 31, 1999. Principal and unpaid accrued interest is due at the earlier of 15 days after FDA approval or seven years after the effective date of the collaborative agreement or May 21, 2006. Upon receipt of FDA approval, Aradigm will receive a milestone payment that is larger than the loan principal and accrued interest, allowing the loan to be repaid in full. The Company will also receive certain milestone payments at various points of product development.

     In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation. In addition, the agreement provides Novo Nordisk with an option to develop the technology for delivery of other compounds. Under the terms of the agreement, Novo Nordisk has been granted exclusive rights to worldwide sales and marketing rights to any products developed under the terms of the agreement.

     In 1999, pursuant to the Novo Nordisk agreement, Aradigm had received approximately $13.9 million milestone and product development payments and could receive up to $34 million in additional milestone payments and a $5.0 million equity investment. In 1998, Aradigm received approximately $13.5 million, including the purchase of $5.0 million of newly issued Aradigm common stock at a 25% premium to the market price. In addition, Novo Nordisk will fund all product development costs incurred by Aradigm, while the development partners will co-fund final development of the AERx device. Aradigm will be the initial manufacturer of all the products covered by the agreement and will receive a share of the overall gross profits resulting from Novo Nordisk's sales of the products. Through December 31, 1999, the Company has recognized total contract revenue of $14.0 million ($8.7 million and $5.3 million in 1999 and 1998, respectively).

     In September 1997, the Company executed a development and commercialization agreement with SmithKline Beecham covering use of the AERx Pain Management System for the delivery of narcotic analgesics. The Company and SmithKline Beecham will collaborate on the development of the products within this field. Under the terms of the agreement, SmithKline Beecham has been granted exclusive worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and Aradigm retains all manufacturing rights. If this system receives regulatory approval, Aradigm intends to sell devices and drug packets to SmithKline Beecham and will receive royalties on developed product sold by SmithKline Beecham.

     At December 31, 1999, the Company had received from SmithKline Beecham approximately $19 million in milestone and product development payments and $5 million from the purchase of shares of Aradigm common stock at a 25% premium to the market price. As of December 31, 1999, pursuant to the agreement, Aradigm is entitled to approximately $4.4 million in additional product development payments, and could receive $14 million in additional milestone payments and additional future product development payments, if and when the first product from the collaboration is commercialized. The Company also has the rights to receive an additional $5 million equity investment from SmithKline Beecham. Additional milestone and product development payments will be paid if Aradigm and SmithKline Beecham decide to jointly develop

                              ARADIGM CORPORATION

 7. COLLABORATIVE AGREEMENTS (CONTINUED)
additional AERx systems which incorporate other opiates or opioids. Through December 31, 1999, the Company has recognized total contract revenue of $18.8 million ($5.2 million, $11.0 million and $2.6 million in 1999, 1998 and 1997, respectively).

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

     Significant components of the Company's deferred tax assets are as follows (amounts in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Net operating loss carryforward........................  $ 21,340    $ 15,613
Deferred revenue.......................................     4,410       2,880
Research and development credit carryforward...........     2,575       1,769
Other..................................................     1,303         457
                                                         --------    --------
Gross deferred tax assets..............................    29,628      20,719
Valuation allowance....................................   (29,628)    (20,719)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     The valuation allowance increased by $8,909,000 and $5,179,000 in 1999 and 1998, respectively.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $57,000,000 which expire in the tax years 2006 through 2019 and net operating losses for state income tax purposes of $32,500,000 expiring in the years 2000 through 2004. At December 31, 1999, the Company had research and development credit carryforwards for federal income tax purposes of approximately $1,909,000, which expire in the years 2006 through 2013.

     Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

 9. SUBSEQUENT EVENT

PROPOSED PUBLIC OFFERING OF COMMON STOCK

     In February 2000, the Board of Directors authorized the Company to proceed with a public offering of its common stock. If the offering is consummated as presently anticipated, the Company will issue 2.5 million shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning our directors is set forth in Part I of this Report.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning our executive officers is set forth in Part I of this Report.

SECTION 16(a) COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that one report covering two transactions was filed late by Bikash Chatterjee, our Vice President, Operations and one report covering one transaction was filed late by three of our directors, Frank H. Barker, Wayne I. Roe and Virgil D. Thompson.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Our directors do not currently receive any cash compensation from us for their service as a member of the board of directors, although they are reimbursed for certain expenses incurred in connection with their attendance at board of directors and committee meetings in accordance with our policy.

     Each non-employee director also receives stock option grants under our Non-employee Directors' Stock Option Plan, or the Directors' Plan. Only non-employee directors are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended not to qualify as incentive stock options under the Internal Revenue Code, or the Code. Options granted under the Directors' Plan are non-discretionary. On June 19 of each year, or the next business day, each non-employee director is automatically granted under the Directors' Plan an option to purchase 7,500 shares of common stock, or such pro-rated amount for non-employee directors with less than a full year's tenure. Options under the Directors' Plan vest in four equal, quarterly installments, commencing on the date of grant of the option. The exercise price of the options granted under the Directors' Plan is the fair market value of the common stock on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of 10 years from the date it was granted. Options granted under the Directors' Plan are generally non-transferable except pursuant to a qualified domestic relations order. The Directors' Plan will terminate at the discretion of the Board. In the event of certain changes of control, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such change of control.

     During 1999, we granted 10,000 shares to two directors at an exercise price of $8.25 and 11,568 shares to three directors at an exercise price of $8.75. As of December 31, 1999, 36,568 options to purchase common stock granted under the Directors' Plan were outstanding. In February 2000, the board of directors terminated the Director's Plan and amended the 1996 Equity Incentive Plan to allow for options grants under that plan to non-employee directors.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table presents the compensation earned by our chief executive officer and our other four most highly compensated executive officers whose salary and bonus for the year ended December 31, 1999 were in excess of $100,000, referred to as the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers that are available generally to all our salaried employees and certain perquisites and other personal benefits received by the named executive officers, which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus contained in the table.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM AND
                                                ANNUAL COMPENSATION     OTHER COMPENSATION
                                                --------------------   ---------------------
                                       FISCAL                          SECURITIES UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR    SALARY($)   BONUS($)        OPTIONS(#)         COMPENSATION($)
     ---------------------------       ------   ---------   --------   ---------------------   ---------------
Richard P. Thompson..................   1999     276,000     75,000            30,000                  --
  President, Chief Executive Officer
  and                                   1998     260,000     79,000           100,000                  --
  Director                              1997     225,000     56,000            40,000                  --
R. Jerald Beers......................   1999     208,000     45,000            20,000                  --
  Executive Vice President Marketing
  and                                   1998     208,000     49,000           120,000                  --
  Business Development                  1997      92,000         --                --                  --
Reid M. Rubsamen, M.D. ..............   1999     188,000     41,000            30,000                  --
  Vice President, Medical Affairs,
  Secretary                             1998     180,000     44,000            55,000                  --
  and Director                          1997     160,000     32,000            20,000                  --
Igor Gonda, Ph.D. ...................   1999     188,000     41,000            30,000                  --
  Vice President Research and
     Development                        1998     180,000     32,000            35,000                  --
                                        1997     160,000     39,000            20,000                  --
John Parker, Ph.D.(1)................   1999     190,000     41,000                --                  --
  Vice President Quality                1998      45,000         --           100,000              15,000(2)
                                        1997          --         --                --                  --
Babatunde A. Otulana, M.D.(3)........   1999     170,000     37,000            30,000              39,000(4)
  Vice President Clinical and
     Regulatory                         1998     153,000     37,000            10,000              17,000(5)
  Affairs                               1997      30,000      6,000            55,000                  --

---------------
(1) Mr. Parker commenced his employment with us in October 1998. As of January 1, 2000, Mr. Parker terminated his employment with us as Vice President, Quality.

(2) In 1998, Mr. Parker was reimbursed by us for moving expenses in the amount of $15,000.

(3) Mr. Otulana commenced his employment with us in October 1997.

(4) In 1999, Mr. Otulana was reimbursed by us for moving expenses in the amount of $39,000.

(5) In 1998, Mr. Otulana was reimbursed by us for moving expenses in the amount of $17,000.

OPTION GRANTS IN YEAR 1999

     The following table presents each grant of stock options made to each of the named executive officers during the year ended December 31, 1999. We grant options to our executive officers under our 1996 Equity Incentive Plan, or the Incentive Plan. These options vest quarterly over a four-year period. The options will fully vest upon a change of control, as defined in the Incentive Plan, unless the acquiring company assumes the options or substitutes similar options. The board of directors may reprice options under the terms of the Incentive Plan. In the year ended December 31, 1999, we granted to our employees options to purchase a total of 475,347 shares of our common stock.

     Potential realizable value is calculated assuming that the stock price on the date of grant appreciates at the indicated rate compounded annually until the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future common stock price.

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                     NUMBER OF     % OF TOTAL                            ANNUAL RATES OF STOCK
                                     SECURITIES     OPTIONS      EXERCISE                 PRICE APPRECIATION
                                     UNDERLYING    GRANTED TO    OR BASE                    FOR OPTION TERM
                                      OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   ---------------------
               NAME                   GRANTED     FISCAL YEAR     ($/SH)       DATE         5%          10%
               ----                  ----------   ------------   --------   ----------   ---------   ---------
Richard P. Thompson................    15,000           3.16      12.00       2/1/09      113,000     287,000
                                       15,000           3.16       7.00      5/20/09       66,000     167,000
R. Jerald Beers....................    10,000           2.10      12.00       2/1/09       75,000     191,000
                                       10,000           2.10       7.00      5/20/09       44,000     112,000
Reid M. Rubsamen, M.D..............    15,000           3.16      12.00       2/1/09      113,000     287,000
                                       15,000           3.16       7.00      5/20/09       66,000     167,000
Igor Gonda, Ph.D...................    15,000           3.16      12.00       2/1/09      113,000     287,000
                                       15,000           3.16       7.00      5/20/09       66,000     167,000
John Parker, Ph.D..................        --             --         --           --           --          --

Babatunde A. Otulana, M.D..........    15,000           3.16      12.00       2/1/09      113,000     287,000
                                       15,000           3.16       7.00      5/20/09       66,000     167,000

OPTION EXERCISES AND YEAR END OPTION VALUES

     No named executive officers exercised any options during 1999. Options granted under the Incentive Plan are immediately exercisable, but are subject to our right to repurchase unvested shares at the original exercise price paid per share upon termination of employment. The value of in-the-money options is based on the fair market value of our common stock at December 31, 1999 ($9.50) minus the exercise price payable of the options.

    AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND FY-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FY-END (#)             AT FY-END ($)
                                                   ---------------------------   ---------------------------
                      NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                      ----                         -----------   -------------   -----------   -------------
Richard P. Thompson..............................    170,000          --            68,000          --
R. Jerald Beers..................................    140,000          --           325,000          --
Reid M. Rubsamen, M.D............................    105,000          --            53,000          --
Igor Gonda, Ph.D.................................     85,000          --            53,000          --
John Parker, Ph.D................................    100,000          --            37,000          --
Babatunde A. Otulana, M.D........................     95,000          --            38,000          --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 29, 2000 by: (i) each shareholder who is known by us own beneficially more than 5% of our common stock; (ii) our chief executive officer and each of our four other most highly compensated executive officers at December 31, 1999; (iii) each of our directors; and (iv) all of our directors and executive officers as a group.

                                                                           PERCENTAGE
                                                              SHARES (1)     OWNED
                                                              ----------   ----------
Zesiger Capital Group LLC...................................  1,041,000        7.0%
  320 Park Avenue, 30th Floor
  New York, NY 10022(2)
Richard P. Thompson(3)......................................    535,001        3.5%
Reid M. Rubsamen, M.D.(4)...................................    352,841        2.3%
Igor Gonda, Ph.D.(5)........................................    242,776        1.6%
R. Jerald Beers(6)..........................................    163,390        1.1%
Babatunde A. Otulana, M.D.(7)...............................    136,634          *
John H. Parker, Ph.D.(8)....................................     33,218          *
Virgil D. Thompson(9).......................................     50,000          *
Wayne I. Roe(10)............................................     23,712          *
Frank H. Barker(10).........................................     22,712          *
All directors and executive officers as a group (14           3,172,730       19.6%
  persons)(11)..............................................

---------------
  *  Represents beneficial ownership of less than 1%.

 (1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,891,088 shares outstanding on February 29, 2000, adjusted as required by rules promulgated by the Securities and Exchange Commission.

 (2) Represents 1,041,000 shares held by Zesiger Capital Group LLC solely for investment purposes on behalf of client discretionary investment advisory accounts.

 (3) Represents 245,874 shares held by Mr. Thompson, 100 shares held by a member of Mr. Thompson's immediate family, 54,037 shares held by the Thompson Family Trust and 15,000 shares held by Thompson Family Partners. Mr. Thompson is a Trustee of the Thompson Family Trust and a General Partner of Thompson Family Partners and, as such, may be deemed to share voting and investment power with respect to the shares held by the Thompson Family Trust and Thompson Family Partners. Mr. Thompson disclaims beneficial ownership of the shares held by his family members, the Thompson Family Trust and Thompson Family Partnership except to the extent of his pecuniary and proportionate partnership interest arising from his interest therein. Includes 220,000 shares subject to options exercisable within 60 days of February 29, 1999, subject to repurchase of unvested shares.

 (4) Includes 135,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (5) Represents 126,976 shares held by Dr. Gonda and 800 shares held by members of Dr. Gonda's immediate family. Dr. Gonda disclaims beneficial ownership of such shares. Includes 115,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (6) Includes 160,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (7) Includes 135,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (8) Includes 33,218 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares. Dr. Parker is a former executive officer, who continues to serve as a consultant to us.

 (9) Includes 30,500 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

(10) Includes 22,712 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

(11) See footnotes (1) through (10) above, as applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1994, we issued and sold to Mr. Thompson, President, Chief Executive Officer and director, an aggregate of 225,000 shares of common stock for an aggregate purchase price of $82,500, payable pursuant to a secured promissory note bearing interest at the rate of 7.0% per annum, with accrued but unpaid interest due and payable annually and the principal and remaining interest due and payable on July 1, 1999. In February 1996, we issued and sold to Mr. Thompson an aggregate of 106,596 shares of common stock for an aggregate purchase price of $60,404, $54,364 of which was paid pursuant to a secured promissory note bearing interest at the rate of 5.45% per annum, with the principal and accrued but unpaid interest due and payable on February 28, 2001. The largest aggregate amount of Mr. Thompson's indebtedness to us during fiscal 1999 was $129,058. The outstanding balance of the loans to Mr. Thompson was $34,656 as of February 29, 2000.

     In December 1995, we issued and sold to Dr. Gonda, Vice President of Research and Development, 150,000 shares of common stock for an aggregate purchase price of $65,000, $58,000 of which was paid pursuant to a secured promissory note bearing interest at the rate of 5.91% per annum, with the principal and accrued but unpaid interest due and payable in October 2000. The largest aggregate amount of Dr. Gonda's indebtedness to us during fiscal 1999 was $46,850. The aggregate outstanding balance of the loans to Dr. Gonda was $46,850 as of February 29, 2000.

     We have entered into indemnity agreements with certain officers and directors which provided, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of us, and otherwise to the full extent permitted under California law and our bylaws.

     We believe that the foregoing transactions were in our best interests. As a matter of policy these transactions were, and all future transactions between us and any of our officers, directors or principal shareholders will be, approved by a majority of the independent and disinterested members of the board of directors, will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be in connection with our bona fide business purposes.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS.

     Included in Part II of this Report:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........     35
Balance Sheets -- December 31, 1999 and 1998................     36
Statements of Operations -- Years ended December 31, 1999,
  1998 and 1997.............................................     37
Statements of Shareholders' Equity -- Years ended December
  31, 1999, 1998 and 1997...................................     38
Statements of Cash Flows -- Years ended December 31, 1999,
  1998 and 1997.............................................     39
Notes to Financial Statements...............................     40

(2) FINANCIAL STATEMENT SCHEDULES.

     None.

(3) EXHIBITS.

     3.1(1)       Amended and Restated Articles of Incorporation of the
                  Company.
     3.2(1)       Bylaws of the Company
     4.1          Reference is made to Exhibits 3.1 and 3.2
     4.2(1)       Specimen stock certificate
     4.3(1)       Amended and Restated Investor Rights Agreement, dated
                  December 22, 1995, among the Company and certain of its
                  shareholders
    10.1(1)(2)    Form of Indemnity Agreement between the Registrant and each of its directors and officers
    10.2(1)(2)    The Company's Equity Incentive Plan, as amended (the "Equity
                  Incentive Plan")
    10.3(1)(2)    Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan
    10.4(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive Plan
    10.5(1)(2)    Form of the Company's Non-Employee Directors' Stock Option
                  Plan
    10.6(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee Directors' Stock Option Plan
    10.7(1)(2)    Form of the Company's Employee Stock Purchase Plan
    10.8(1)(2)    Form of the Company's Employee Stock Purchase Plan Offering
                  Document
    10.9(1)       Lease Agreement for the property located at 26219 Eden
                  Landing Road, Hayward, California, dated November 1992 and amended November 29, 1994, between the Company and Hayward
                  Point Eden I Limited Partnership
    10.9a(3)      Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
    10.9b(3)      Third Amendment to Lease, dated January 28, 1998, between
                  the Company and Hayward Point Eden I Limited Partnership

    10.10(3)      Lease Agreement for the property located at 26224 Executive
                  Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
    10.11(1)      Lease Agreement for the property located at 3930 Point Eden
                  Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited Partnership
    10.11a(3)     First Amendment to Lease, dated June 10, 1996, between the
                  Company and Hayward Point Eden I Limited Partnership
    10.11b(3)     Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
    10.11c(3)     Third Amendment to Lease, dated January 28, 1998, between
                  the Company and Hayward Point Eden I Limited Partnership
    10.12(1)(2)   Stock Purchase Agreement and related agreements, including
                  Promissory Note, dated May 19, 1994, between the Company and
                  Richard P. Thompson
    10.13(1)(2)   Stock Purchase Agreement and related agreements, including
                  Promissory Note, dated May 23, 1995, between the Company and
                  R. Ray Cummings
    10.14(1)(2)   Note Agreement and Promissory Note Secured by Deed of Trust,
                  dated May 1, 1995, between the Company and R. Ray Cummings
    10.15(1)(2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda
    10.16(1)(2)   Promissory Note, dated December 27, 1995, between the
                  Company and Igor Gonda
    10.17(1)      Master Lease Agreement and Warrant, between the Company and
                  Comdisco, Inc., dated June 9, 1995
    10.18(4)(5)   Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC
    10.19(4)(5)   Stock Purchase Agreement between the Company and SmithKline
                  Beecham PLC
    10.20(3)      Lease Agreement for the property located at 3911 Trust Way,
                  Hayward, California, dated March 17, 1997, between the
                  Company and Hayward Point Eden I Limited Partnership
    10.20a(3)     First Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
    10.20b(3)     Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
    10.21(3)      Lease Agreement for the property located in Phase V of the
                  Britannia Point Eden Business Park in Hayward, California,
                  dated January 28, 1998, between the Company and Britannia
                  Point Eden, LLC
    10.22(6)      Common Stock Purchase Agreement, dated April 3, 1998,
                  between the Company and the purchasers named therein.
    10.23(6)      Development and License Agreement, dated June 2, 1998,
                  between the Company and Novo Nordisk A/S
    10.24(7)      Rights Agreement, dated as of August 31, 1998, between the
                  Company and Bank Boston, N.A.
    10.25(8)      Common Stock Purchase Agreement, dated January 27, 1999,
                  between the Company and the purchasers named therein.

    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney. Reference is made to page 57.
    27.1          Financial Data Schedule.

---------------
(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (No. 333-4236), as amended.

(2) Represents a management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(4) Incorporated by reference to the Company's Form 8-K filed on November 11, 1997.

(5) Confidential treatment requested.

(6) Incorporated by reference to the indicated exhibit in the Company's Form 10-Q filed on August 14, 1998.

(7) Incorporated by reference to the Company's 8-K filed on September 2, 1998.

(8) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (No, 333-72037), as amended.

(B) REPORTS ON FORM 8-K.

     None.

(C) INDEX TO EXHIBITS.

     See Exhibits listed under Item 14(a)(3).

(D) FINANCIAL STATEMENT SCHEDULES.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 25th day of February, 2000.

                                          ARADIGM CORPORATION

                                          By:    /s/ RICHARD P. THOMPSON
                                            ------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ RICHARD P. THOMPSON                  President, Chief Executive    February 25, 2000
-----------------------------------------------------      Officer and Director
                 Richard P. Thompson                            (Principal
                                                            Executive Officer)

                 /s/ NORMAN HALLEEN                     Vice President, Finance and   February 25, 2000
-----------------------------------------------------    Administration and Chief
                   Norman Halleen                      Financial Officer (Principal
                                                         Financial and Accounting
                                                                 Officer)

             /s/ REID M. RUBSAMEN, M.D.                   Vice President, Medical     February 25, 2000
-----------------------------------------------------            Affairs,
               Reid M. Rubsamen, M.D.                     Secretary and Director

                 /s/ FRANK H. BARKER                             Director             February 25, 2000
-----------------------------------------------------
                   Frank H. Barker

                  /s/ WAYNE I. ROE                               Director             February 25, 2000
-----------------------------------------------------
                    Wayne I. Roe

               /s/ VIRGIL D. THOMPSON                            Director             February 25, 2000
-----------------------------------------------------
                 Virgil D. Thompson

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                              DESCRIPTION
 -------                              -----------
 3.1(1)       Amended and Restated Articles of Incorporation of the
              Company.
 3.2(1)       Bylaws of the Company
 4.1          Reference is made to Exhibits 3.1 and 3.2
 4.2(1)       Specimen stock certificate
 4.3(1)       Amended and Restated Investor Rights Agreement, dated
              December 22, 1995, among the Company and certain of its
              shareholders
10.1(1)(2)    Form of Indemnity Agreement between the Registrant and each of its directors and officers
10.2(1)(2)    The Company's Equity Incentive Plan, as amended (the "Equity
              Incentive Plan")
10.3(1)(2)    Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan
10.4(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive Plan
10.5(1)(2)    Form of the Company's Non-Employee Directors' Stock Option
              Plan
10.6(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee Directors' Stock Option Plan
10.7(1)(2)    Form of the Company's Employee Stock Purchase Plan
10.8(1)(2)    Form of the Company's Employee Stock Purchase Plan Offering
              Document
10.9(1)       Lease Agreement for the property located at 26219 Eden
              Landing Road, Hayward, California, dated November 1992 and amended November 29, 1994, between the Company and Hayward
              Point Eden I Limited Partnership
10.9a(3)      Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
10.9b(3)      Third Amendment to Lease, dated January 28, 1998, between
              the Company and Hayward Point Eden I Limited Partnership
10.10(3)      Lease Agreement for the property located at 26224 Executive
              Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
10.11(1)      Lease Agreement for the property located at 3930 Point Eden
              Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited Partnership
10.11a(3)     First Amendment to Lease, dated June 10, 1996, between the
              Company and Hayward Point Eden I Limited Partnership
10.11b(3)     Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
10.11c(3)     Third Amendment to Lease, dated January 28, 1998, between
              the Company and Hayward Point Eden I Limited Partnership
10.12(1)(2)   Stock Purchase Agreement and related agreements, including
              Promissory Note, dated May 19, 1994, between the Company and
              Richard P. Thompson
10.13(1)(2)   Stock Purchase Agreement and related agreements, including
              Promissory Note, dated May 23, 1995, between the Company and
              R. Ray Cummings
10.14(1)(2)   Note Agreement and Promissory Note Secured by Deed of Trust,
              dated May 1, 1995, between the Company and R. Ray Cummings

 EXHIBIT
  NUMBER                              DESCRIPTION
 -------                              -----------
10.15(1)(2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda
10.16(1)(2)   Promissory Note, dated December 27, 1995, between the
              Company and Igor Gonda
10.17(1)      Master Lease Agreement and Warrant, between the Company and
              Comdisco, Inc., dated June 9, 1995
10.18(4)(5)   Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC
10.19(4)(5)   Stock Purchase Agreement between the Company and SmithKline
              Beecham PLC
10.20(3)      Lease Agreement for the property located at 3911 Trust Way,
              Hayward, California, dated March 17, 1997, between the
              Company and Hayward Point Eden I Limited Partnership
10.20a(3)     First Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
10.20b(3)     Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
10.21(3)      Lease Agreement for the property located in Phase V of the
              Britannia Point Eden Business Park in Hayward, California,
              dated January 28, 1998, between the Company and Britannia
              Point Eden, LLC
10.22(6)      Common Stock Purchase Agreement, dated April 3, 1998,
              between the Company and the purchasers named therein.
10.23(6)      Development and License Agreement, dated June 2, 1998,
              between the Company and Novo Nordisk A/S
10.24(7)      Rights Agreement, dated as of August 31, 1998, between the
              Company and Bank Boston, N.A.
10.25(8)      Common Stock Purchase Agreement, dated January 27, 1999,
              between the Company and the purchasers named therein.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
24.1          Power of Attorney. Reference is made to page 57.
27.1          Financial Data Schedule.

---------------
(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (No. 333-4236), as amended.

(2) Represents a management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(4) Incorporated by reference to the Company's Form 8-K filed on November 11, 1997.

(5) Confidential treatment requested.

(6) Incorporated by reference to the indicated exhibit in the Company's Form 10-Q filed on August 14, 1998.

(7) Incorporated by reference to the Company's 8-K filed on September 2, 1998.

(8) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (No. 333-72037), as amended.