Form 10-K/A
period 1999-12-31
ARADIGM CORP
filed 2000-03-30
CIK 1013238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

     We believe that approximately 700,000 Americans suffer from Type 1 diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. According to the Center for Disease Control, as of 1998, approximately eight to nine million Americans have been diagnosed with Type 2 diabetes. These Type 2 patients consume the majority of insulin used in the United States due to their larger numbers. However, given their less severe impairment, many of these patients are reluctant to use injection-based therapy. We believe that this failure to comply with recommended therapies contributes to approximately $45 billion in annual direct costs associated with the treatment of diabetes. Through our convenient, non-invasive AERx system, we believe we can address this patient reluctance, reduce overall treatment costs and grow the total world-wide insulin market beyond 1998 levels of $2.4 billion. The leading supplier of insulin is Novo Nordisk, followed by Eli Lilly, and these two companies together account for more than 90% of the world-wide insulin market.

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

     The Market

     Our development partnership with SmithKline Beecham has targeted cancer pain and post-operative pain as the first two applications for the AERx Pain Management System. More than four million cancer patients worldwide suffer from pain, a majority of whom experience multiple breakthrough pain events each day. Breakthrough pain refers to acute exacerbations of pain that "break through" the patient's baseline level of pain medication. The market for potent narcotic analgesics to treat such pain events in the United States in 1999 was approximately $3.2 billion.

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

     In the early 1950's, children born with cystic fibrosis often died before age five. Today, progress in treating lung and gastrointestinal disorders has led to a median survival age of approximately 30 years. Children or young adults afflicted with the disease usually die from respiratory failure brought on by repeated, severe lung infections that permanently damage their lungs.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. This research has led to novel ideas which in turn have resulted in our being issued 54 United States patents to date, with 27 United States patent applications pending. In addition, we have purchased three United States patents covering inventions that are relevant to our technologies. We have 23 issued foreign patents and 63 foreign patent applications pending.

     We are protecting the AERx technology platform through patents covering the AERx device, the AERx disposable drug packet and methods for using the AERx platform for specific drug delivery applications. Aradigm patents, such as United States patents 5,469,750; 5,509,404; 5,522,385; 5,694,919; 5,735,263 and
5,855,564, address current or potential features related to the AERx device. Our United States patents 4,508,749; 5,497,763; 5,544,646; 5,718,222; 5,823,178 and
5,829,435, address current or potential features related to the AERx disposable drug packet and pertinent manufacturing methods.

     We have conducted clinical studies demonstrating requirements for delivering insulin and insulin analogs by inhalation. These studies have allowed us to define various specific breathing maneuvers required for efficient, reproducible delivery of insulin and insulin analogs by inhalation. These discoveries have led to the issuance of key Aradigm patents which cover the delivery of insulin and insulin analogs regardless of the device used (e.g., automatic or manual) or the drug formulation technique employed (e.g., liquid or powder). Examples of these patents are:

     - United States patent 5,672,581, which is directed to the inspiratory flow rate and volume at which an insulin aerosol should be released into the patient's inhalation.

     - United States patent 5,884,620, which is directed to the role of total inhaled volume for the delivery of aerosolized insulin.

     - United States patent 5,888,477, which is directed to the delivery of monomeric insulin by inhalation.

     Our success will depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the field of aerosolized drug delivery is crowded and a substantial number of patents have been issued and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Commercialization of pharmaceutical products can also be subject to substantial delays as a result of the time required for product development, testing and regulatory approval.

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

EMPLOYEES

     As of February 29, 2000, we had 209 employees, of whom 182 were in research and development and product development and 27 were in business development, finance and administration. We believe that our future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that we will continue to be able to attract and retain high-quality employees. Our employees are not represented by any collective bargaining agreement. We consider our relations with our employees to be good.

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

     Wayne I. Roe has been a director since May 1999. He has been Senior Vice President of United Therapeutics Corporation, a pharmaceutical manufacturer, since October 1999. He has been the Chairman of Covance Health Economics and Outcomes Services, Inc., a contract research and developmental services company to the medical technology marketplace, since March 1996. From June 1988 to March 1996, Mr. Roe was the President of Health Technology Associates, a pharmaceutical industry consulting firm. Mr. Roe received a B.A. from Union College, an M.A. from the State University of New York at Albany and an M.A. from the University of Maryland.

     Virgil D. Thompson has been a director since June 1995. Since May 1999, he has been the President, Chief Operating Officer and a director of Bio-Technology General Corp., a pharmaceutical company. From January 1996 to April 1999, he was the President and Chief Executive Officer and a director of Cytel Corporation, a biopharmaceutical company. From 1994 to 1996, he was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a drug delivery device company. From 1991 to 1993 he was President of Syntex Laboratories, Inc., a pharmaceutical company. Mr. Thompson holds a B.S. in pharmacy from Kansas University and a J.D. from The George Washington University Law School. He is also a director of Questcor Pharmaceutical Corporation.

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

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $13.06   $ 8.00
  Second Quarter............................................   15.06    12.31
  Third Quarter.............................................   13.88     7.00
  Fourth Quarter............................................   14.00     7.88

1999
  First Quarter.............................................  $14.13   $ 7.63
  Second Quarter............................................    9.56     5.63
  Third Quarter.............................................   12.88     8.00
  Fourth Quarter............................................   10.50     6.38

2000
  First Quarter (through March 28, 2000)....................  $46.75   $ 9.50

     On February 28, 2000, there were 153 holders of record of our common stock. On March 28, 2000, the last sale price reported on the Nasdaq National Market for the common stock was $17.1875 per share.

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

     Net cash provided by financing activities in 1999 was $31.6 million, consisting primarily of proceeds from the completion of a private placement of common stock in March 1999 which raised net proceeds of approximately $24.8 million, notes payable supporting loans received under a collaborative development agreement with Genentech and proceeds from equipment loans. Net cash provided by financing activities in

1998 was $21.2 million, primarily from the completion of a private placement of common stock in April 1998 which raised net proceeds of $12.0 million, a $5.0 million equity investment by Novo Nordisk in June 1998, and the receipt of proceeds from equipment loans. Net cash provided by financing activities in 1997 was $6.4 million, consisting primarily of proceeds from issuances of common stock, of which $5.0 million was an equity investment by SmithKline Beecham, and proceeds from equipment loans.

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

WE DEPEND UPON PROPRIETARY TECHNOLOGY AND THE STATUS OF PATENTS AND PROPRIETARY TECHNOLOGY IS UNCERTAIN.

     Our success will depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the field of aerosolized drug delivery is crowded and a substantial number of patents have been issued and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Commercialization of pharmaceutical products can also be subject to substantial delays as a result of the time required for product development, testing and regulatory approval.

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

OUR STOCK PRICE IS LIKELY TO REMAIN VOLATILE.

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

     At December 31, 1999, the Company has reserved 423,090 shares of its common stock for issuance upon exercise of common stock warrants and 3,753,947 shares were reserved for issuance upon exercise of options.

Stock Warrants

     In January 1999, the Company issued a warrant to the placement agent of the private placement of common stock that entitles the holder to purchase 36,425 shares of common stock at an exercise price of $10.50 per share. Management valued the warrants using the Black-Scholes option pricing model and recorded approximately $221,500 as issuance costs related to the private placement. These warrants are exercisable through June 2004.

     In January and December 1998, the Company issued a warrant in connection with an operating lease agreement that entitles the holder to purchase 50,000 and 60,000 shares of common stock at an exercise price of $10.94 and $10.16 per share, respectively. These warrants are exercisable through December 2005. Management valued the warrants using the Black-Scholes option pricing model and is amortizing the warrants over the term of the operating lease agreement, which is 17 years.

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

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

Stock Warrants (continued)
     In September 1997, in connection with a consulting agreement, the Company issued a warrant that entitled the holder to purchase 170,000 shares of common stock at an exercise price of $8.96 per share. In June 1998, the Company and the holder mutually agreed to cancel 60,000 unvested shares of the original 170,000 shares, leaving an outstanding balance of 110,000 shares. This warrant is exercisable through August 2003. 26,000 shares vested immediately upon issuance of the warrant. Another 24,000 shares vested ratably over the first twelve months after issuance. Management valued these warrants using the Black-Scholes option pricing model. 60,000 shares of the 110,000 vested upon certain contingent events that occurred in 1998. Management valued these shares using the Black-Scholes option pricing model, resulting in a value of $268,000 which was fully expensed in 1998.

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

1996 Non-Employee Directors' Stock Option Plan

     The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") authorizes the grant of 225,000 options for the Company's common stock. As of December 31, 1999, 104,068 options have been granted under the Directors' Plan. During the year ended December 31, 1999, 21,568 shares were granted

                              ARADIGM CORPORATION

 6. SHAREHOLDERS' EQUITY (CONTINUED)

1996 Non-Employee Directors' Stock Option Plan (continued) under the plan and 22,500 shares subject to option were exercised. At December 31, 1999, options to purchase 36,568 shares were outstanding under the plan.

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

                                                                           PERCENTAGE
                                                              SHARES (1)     OWNED
                                                              ----------   ----------
Entities associated with Dr. Lindsay Rosenwald..............    941,706        6.3%
  787 Seventh Avenue, 48th Floor
  New York, NY 10019(2)
Zesiger Capital Group LLC...................................    758,300        5.1%
  320 Park Avenue, 30th Floor
  New York, NY 10022(3)
Richard P. Thompson(4)......................................    535,001        3.5%
Reid M. Rubsamen, M.D.(5)...................................    352,841        2.3%
Igor Gonda, Ph.D.(6)........................................    242,776        1.6%
R. Jerald Beers(7)..........................................    163,390        1.1%
Babatunde A. Otulana, M.D.(8)...............................    136,634          *
John H. Parker, Ph.D.(9)....................................     33,218          *
Virgil D. Thompson(10)......................................     50,000          *
Wayne I. Roe(11)............................................     23,712          *
Frank H. Barker(11).........................................     22,712          *
All directors and executive officers as a group (14           3,172,730       19.6%
  persons)(12)..............................................

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

 (2) Represents 291,205 shares held by Aries Domestic Fund, L.P., 46,378 shares held by Aries Domestic Fund II, L.P. and 604,123 shares held by The Aries Master Fund. Dr. Rosenwald is the sole stockholder of Paramount Capital Asset Management, Inc., the general partner of Aries Domestic Fund, L.P. and Aries Domestic Fund II, L.P. and the investment manager to Aries Master Fund.

 (3) Represents 758,300 shares held by Zesiger Capital Group LLC solely for investment purposes on behalf of client discretionary investment advisory accounts.

 (4) Represents 245,874 shares held by Mr. Thompson, 100 shares held by a member of Mr. Thompson's immediate family, 54,037 shares held by the Thompson Family Trust and 15,000 shares held by Thompson Family Partners. Mr. Thompson is a Trustee of the Thompson Family Trust and a General Partner of Thompson Family Partners and, as such, may be deemed to share voting and investment power with respect to the shares held by the Thompson Family Trust and Thompson Family Partners. Mr. Thompson disclaims beneficial ownership of the shares held by his family members, the Thompson Family Trust and Thompson Family Partnership except to the extent of his pecuniary and proportionate partnership interest arising from his interest therein. Includes 220,000 shares subject to options exercisable within 60 days of February 29, 1999, subject to repurchase of unvested shares.

 (5) Includes 135,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (6) Represents 126,976 shares held by Dr. Gonda and 800 shares held by members of Dr. Gonda's immediate family. Dr. Gonda disclaims beneficial ownership of such shares. Includes 115,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (7) Includes 160,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (8) Includes 135,000 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

 (9) Includes 33,218 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares. Dr. Parker is a former executive officer, who continues to serve as a consultant to us.

(10) Includes 30,500 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

(11) Includes 22,712 shares subject to options exercisable within 60 days of February 29, 2000, subject to repurchase of unvested shares.

(12) See footnotes (1) through (11) above, as applicable.

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

    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney. Reference is made to page 57.
    27.1*         Financial Data Schedule.

---------------
  * Previously filed.

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

(B) REPORTS ON FORM 8-K.

     None.

(C) INDEX TO EXHIBITS.

     See Exhibits listed under Item 14(a)(3).

(D) FINANCIAL STATEMENT SCHEDULES.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 29th day of March, 2000.

                                          ARADIGM CORPORATION

                                          By:    /s/ RICHARD P. THOMPSON
                                            ------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ RICHARD P. THOMPSON                   President, Chief Executive     March 29, 2000
-----------------------------------------------------  Officer and Director (Principal
                 Richard P. Thompson                         Executive Officer)

                 /s/ NORMAN HALLEEN*                     Vice President, Finance and    March 29, 2000
-----------------------------------------------------     Administration and Chief
                   Norman Halleen                       Financial Officer (Principal
                                                          Financial and Accounting
                                                                  Officer)

             /s/ REID M. RUBSAMEN, M.D.*                   Vice President, Medical      March 29, 2000
-----------------------------------------------------             Affairs,
               Reid M. Rubsamen, M.D.                      Secretary and Director

                /s/ FRANK H. BARKER*                              Director              March 29, 2000
-----------------------------------------------------
                   Frank H. Barker

                  /s/ WAYNE I. ROE*                               Director              March 29, 2000
-----------------------------------------------------
                    Wayne I. Roe

               /s/ VIRGIL D. THOMPSON*                            Director              March 29, 2000
-----------------------------------------------------
                 Virgil D. Thompson

            *By: /s/ RICHARD P. THOMPSON
       ---------------------------------------
                 Richard P. Thompson
                  Attorney-in-Fact

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
10.15(1)(2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda
10.16(1)(2)   Promissory Note, dated December 27, 1995, between the
              Company and Igor Gonda
10.17(1)      Master Lease Agreement and Warrant, between the Company and
              Comdisco, Inc., dated June 9, 1995
10.18(4)(5)   Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC
10.19(4)(5)   Stock Purchase Agreement between the Company and SmithKline
              Beecham PLC
10.20(3)      Lease Agreement for the property located at 3911 Trust Way,
              Hayward, California, dated March 17, 1997, between the
              Company and Hayward Point Eden I Limited Partnership
10.20a(3)     First Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership
10.20b(3)     Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership
10.21(3)      Lease Agreement for the property located in Phase V of the
              Britannia Point Eden Business Park in Hayward, California,
              dated January 28, 1998, between the Company and Britannia
              Point Eden, LLC
10.22(6)      Common Stock Purchase Agreement, dated April 3, 1998,
              between the Company and the purchasers named therein.
10.23(6)      Development and License Agreement, dated June 2, 1998,
              between the Company and Novo Nordisk A/S
10.24(7)      Rights Agreement, dated as of August 31, 1998, between the
              Company and Bank Boston, N.A.
10.25(8)      Common Stock Purchase Agreement, dated January 27, 1999,
              between the Company and the purchasers named therein.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
24.1          Power of Attorney. Reference is made to page 57.
27.1*         Financial Data Schedule.

---------------
  * Previously filed.

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