Form 10-Q
period 2000-03-31
ARADIGM CORP
filed 2000-05-15
CIK 1013238

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

          Common Stock, no par value                         17,912,806 shares
                   (Class)                              (Outstanding at May 4, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                       PAGE
                                                                       NO.
                                                                       ----
Item 1.  Financial Statements
         Statements of Operations (Unaudited)
         Three months ended March 31, 2000 and 1999..................    3
         Balance Sheets
         March 31, 2000 (Unaudited) and December 31, 1999............    4
         Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2000 and 1999..................    5
         Notes to Unaudited Financial Statements.....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   10

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   11

Item 6.  Exhibits and Reports on Form 8-K............................   11

Signature............................................................   12

Exhibits.............................................................   13

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Contract revenues...........................................  $ 5,700    $ 3,586
Expenses:
  Research and development..................................   10,896      7,587
  General and administrative................................    2,073      1,609
                                                              -------    -------
          Total expenses....................................   12,969      9,196
                                                              -------    -------
Loss from operations........................................   (7,269)    (5,610)
Interest income.............................................      395        420
Interest expense and other..................................     (321)      (289)
                                                              -------    -------
Net loss....................................................  $(7,195)   $(5,479)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.48)   $ (0.43)
                                                              =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................   14,846     12,737
                                                              =======    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 14,833        $  9,347
  Short-term investments....................................     10,894          21,912
  Receivables...............................................      3,736           3,886
  Other current assets......................................        562           1,187
                                                               --------        --------
          Total current assets..............................     30,025          36,332
Property and equipment, net.................................     14,911          14,160
Notes receivable from officers..............................         96             130
Other assets................................................        168             168
                                                               --------        --------
          Total assets......................................   $ 45,200        $ 50,790
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,006        $  2,506
  Accrued clinical and cost of other studies................        387              95
  Accrued compensation......................................      2,026           1,275
  Deferred revenue..........................................      5,209           7,361
  Other accrued liabilities.................................      1,238             261
  Current portion of capital lease obligations..............      1,892           1,863
                                                               --------        --------
          Total current liabilities.........................     12,758          13,361
Notes Payable...............................................      5,586           3,956
Noncurrent portion of deferred revenue......................      3,255           3,663
Capital lease obligations, less current portion.............      5,132           5,653
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............         --              --
  Common stock, no par value; 40,000,000 shares authorized;
     issued and outstanding shares: March 31,
     2000 -- 14,971,517; December 31, 1999 -- 14,749,777....    101,054          99,603
Shareholder notes receivable................................       (146)           (163)
Deferred compensation.......................................       (338)           (379)
Accumulated deficit.........................................    (82,101)        (74,904)
                                                               --------        --------
          Total shareholders' equity........................     18,469          24,157
                                                               --------        --------
          Total liabilities and shareholders' equity........   $ 45,200        $ 50,790
                                                               ========        ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(7,195)   $(5,479)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................      666        527
     Amortization of deferred compensation..................       41         41
     Changes in operating assets and liabilities:
       Receivables..........................................      150       (622)
       Other current assets.................................      625        111
       Other assets.........................................       --     (1,116)
       Accounts payable.....................................     (500)       274
       Accrued liabilities..................................    2,020     (1,329)
       Deferred revenue.....................................   (2,560)    (2,190)
                                                              -------    -------
Net cash used in operating activities.......................   (6,753)    (9,783)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (1,417)      (615)
  Purchases of available-for-sale investments...............     (824)        --
  Proceeds from maturities of available-for-sale
     investments............................................   11,840      3,035
                                                              -------    -------
Net cash provided by investing activities...................    9,599      2,420
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net...............    1,451     25,215
  Issuance of notes payable.................................    1,630         --
  Proceeds from repayments of shareholder notes.............       17          8
  Notes receivable from officers............................       34         20
  Proceeds from equipment loans.............................       --        588
  Payments on lease obligations and equipment loans.........     (492)      (208)
                                                              -------    -------
Net cash provided by financing activities...................    2,640     25,623
                                                              -------    -------
Net increase in cash and cash equivalents...................    5,486     18,260
Cash and cash equivalents at beginning of period............    9,347     10,765
                                                              -------    -------
Cash and cash equivalents at end of period..................  $14,833    $29,025
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................  $   213    $   261
                                                              =======    =======
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of warrants for services.........................  $    --    $   221
                                                              =======    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     Aradigm Corporation (the "Company") is a California corporation. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. Through June 1997, the Company was in the development stage. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

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

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as reimbursable costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as revenue based on actual

                              ARADIGM CORPORATION

                                 MARCH 31, 2000

efforts expended over the remaining terms of the agreements. Costs of contract revenue approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

  Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding less the weighted average number of shares subject to repurchase during the period. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options and warrants are antidilutive.

 2. SHAREHOLDERS' EQUITY

     In March 1999, the Company completed a private placement of 2,428,338 shares of its common stock, raising approximately $24.8 million in net proceeds. During March 2000, the Company announced a follow-on public offering of common stock. The offering was completed in April 2000, raising approximately $42.7 million in net proceeds with the issuance of 2,875,000 shares of common stock. Net proceeds of this offering will be reflected in second quarter 2000 results.

 3. CONTINGENCIES

     In June of 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. Management believes that it has meritorious defenses against each of Eli Lilly's claims and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, there can be no assurance that the Company will prevail in this case. The Company recently filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Eli Lilly's complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

     Our business is subject to significant risks including, but not limited to, the success of its research and development efforts, its dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if our products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of March 31, 2000, we had an accumulated deficit of $82.1 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as our research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving significant revenue from product sales during 2000. The sources of working capital have been equity financings, equipment lease financings, contract research funding and interest earned on investments.

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

     Our collaborative agreements with Novo Nordisk and SmithKline Beecham provide for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from these development partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of these collaborative agreements as the research and development expenses are incurred, to the extent they are reimbursable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Contract Revenues. We reported revenues from collaborative contracts of $5.7 million for the three-month period ended March 31, 2000, compared to $3.6 million for the same period in 1999. The revenue increase resulted from the expansion of our partner-funded project development program, primarily the Novo

Nordisk agreement signed in June 1998. Costs associated with contract research revenue are included in research and development expenses.

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

     Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 2000 increased to $10.9 million from $7.6 million for the same period in 1999. This increase was attributable to the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing programs with Novo Nordisk and SmithKline Beecham and the addition of the Genentech program.

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

     General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2000 increased to $2.1 million from $1.6 million for the same period in 1999. The increase resulted from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income. Interest income for the three-month period ended March 31, 2000 decreased to $395,000 from $420,000 for the same period in 1999. The decrease was due to our maintaining smaller cash and investment balances than in the same period in 1999. The higher cash and investment balances in 1999 were a result of the private offering of common stock for approximately $25.5 million in March 1999.

     Interest Expense and Other. Interest expense for the three-month period ended March 31, 2000 increased to $321,000 from $289,000 for the same period in 1999. These increases are a result of higher outstanding capital lease and equipment loan balances under our equipment and lease lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. As of March 31, 2000, we had received approximately $101.1 million in net proceeds from sales of our capital stock. In April 1999, we obtained an additional $3.0 million equipment line of credit, of which $1.6 million was funded during 1999. We have no open equipment lines of credit as of March 31, 2000. As of March 31, 2000, we had cash, cash equivalents and short-term investments of approximately $25.7 million. During March 2000, we announced a follow-on public offering of common stock which was completed in April 2000, raising approximately $42.7 million in net proceeds with the issuance of 2,875,000 shares of common stock. The increase in cash and equity will be reflected in our second quarter 2000 results.

     Net cash used in operating activities in the three months ended March 31, 2000 was $6.8 million compared to $9.8 million in the same period in 1999. The decrease in cash used resulted from increases in accrued liabilities and decreases in receivables, other assets and accounts payable, offset partially by an increase in the net loss.

     Net cash provided by investing activities in the three months ended March 31, 2000 was $9.6 million compared to $2.4 million in the same period in 1999. The increase resulted primarily from increased maturities of available-for-sale investments, offset partially by increased purchases of investments and expenditures made for capital equipment.

     Net cash provided by financing activities in the three months ended March 31, 2000 was $2.6 million compared to $25.6 million in the same period in 1999. The decrease reflects receipt of proceeds from the completion of a private placement of common stock in March 1999, which raised net proceeds of approximately $24.8 million in the prior period. Partially offsetting the decrease are notes payable supporting loans received under a collaborative development agreement with Genentech.

     The development of our technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress and the results of the research and development of the our technology and drug delivery systems, our ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of our production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and the need to acquire licenses or other rights to new technology.

     We expect that our cash requirements will increase in future periods and that we will need to raise additional capital before we become profitable. Given our projected cash requirements, we believe that our existing capital resources and committed funding from our collaborative partners, together with the proceeds of our April 2000 offering and projected interest income will enable us to maintain current and planned operations, including anticipated capital spending requirements of approximately $50 million, through the end of 2001. However, there can be no assurance that we will not need to raise substantial additional capital to fund our operations and capital spending within this period. We may seek additional funding through collaborations or through public or private equity or debt financing. There cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Any change in our revenue recognition policy resulting from the interpretation of SAB 101 is to be reported as a change in accounting principle in the quarter ending June 30, 2000. While we have not fully assessed the impact of the adoption of SAB 101, we believe that implementation of SAB 101 will not have a material adverse impact on our existing revenue recognition policies or our reported results of operations for fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk Disclosures

     In the normal course of business, our financial position is routinely subject to variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

     As of March 31, 2000, we had cash and cash equivalents and short-term investments of $25.7 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as initially filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 6. EXHIBITS

     (a) EXHIBITS

        27.1    Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                /s/ RICHARD P. THOMPSON
                                          --------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

                                                  /s/ NORMAN HALLEEN
                                          --------------------------------------
                                                      Norman Halleen
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer

                              ARADIGM CORPORATION

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule