Form 10-Q
period 2000-06-30
ARADIGM CORP
filed 2000-08-11
CIK 1013238

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM____________ TO ____________ .

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, no par value                             17,960,647
                   (CLASS)                            (OUTSTANDING AT AUGUST 3, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                         --------
                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Statements of Operations (Unaudited)
         Three months ended June 30, 2000 and 1999...................        1
         Six months ended June 30, 2000 and 1999.....................        2
         Balance Sheets
         June 30, 2000 (Unaudited) and December 31, 1999.............        3
         Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2000 and 1999.....................        4
         Notes to Unaudited Financial Statements.....................        5
ITEM 2.  Management's Discussion and Analysis of Financial Condition         7
         and Results of Operations...................................
ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...       10

                           PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................       11
ITEM 4.  Submission of Matters to a Vote of Security Holders.........       11
ITEM 6.  Exhibits and Reports on Form 8-K............................       12
Signature............................................................       13
Exhibits.............................................................       14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Contract revenues...........................................  $ 4,804    $ 3,551
Expenses:
  Research and development..................................   11,509      7,620
  General and administrative................................    2,453      2,312
                                                              -------    -------
          Total expenses....................................   13,962      9,932
                                                              -------    -------
Loss from operations........................................   (9,158)    (6,381)
Interest income.............................................      969        574
Interest expense and other..................................     (367)      (220)
                                                              -------    -------
Net loss....................................................  $(8,556)   $(6,027)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.48)   $ (0.41)
                                                              -------    -------
Shares used in computing basic and diluted net loss per
  share.....................................................   17,810     14,661
                                                              =======    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Contract revenues...........................................  $ 10,504    $  7,137
Expenses:
  Research and development..................................    22,405      15,207
  General and administrative................................     4,526       3,921
                                                              --------    --------
          Total expenses....................................    26,931      19,128
                                                              --------    --------
Loss from operations........................................   (16,427)    (11,991)
Interest income.............................................     1,364         994
Interest expense and other..................................      (688)       (508)
                                                              --------    --------
Net loss....................................................  $(15,751)   $(11,505)
                                                              ========    ========
Basic and diluted net loss per share........................  $  (0.96)   $  (0.84)
                                                              --------    --------
Shares used in computing basic and diluted net loss per
  share.....................................................    16,328      13,704
                                                              ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 57,471       $  9,347
  Short-term investments....................................      5,907         21,912
  Receivables...............................................      1,885          3,886
  Other current assets......................................        682          1,187
                                                               --------       --------
          Total current assets..............................     65,945         36,332
Property and equipment, net.................................     15,889         14,160
Notes receivable from officers..............................         96            130
Other assets................................................        168            168
                                                               --------       --------
          Total assets......................................   $ 82,098       $ 50,790
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,293       $  2,506
  Accrued compensation......................................      2,046          1,275
  Deferred revenue..........................................      5,754          7,361
  Other accrued liabilities.................................      1,508            356
  Current portion of capital lease obligations..............      2,343          1,863
                                                               --------       --------
          Total current liabilities.........................     13,944         13,361
Notes payable...............................................      6,180          3,956
Noncurrent portion of deferred revenue......................      2,847          3,663
Capital lease obligations, less current portion.............      5,467          5,653
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............         --             --
  Common stock, no par value; 40,000,000 shares authorized;
     issued and outstanding shares: June 30,
     2000 -- 17,949,246; December 31, 1999 -- 14,749,777....    144,754         99,603
Shareholder notes receivable................................       (141)          (163)
Deferred compensation.......................................       (298)          (379)
Accumulated deficit.........................................    (90,655)       (74,904)
                                                               --------       --------
          Total shareholders' equity........................     53,660         24,157
                                                               --------       --------
          Total liabilities and shareholders' equity........   $ 82,098       $ 50,790
                                                               ========       ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(15,751)   $(11,505)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,379       1,050
     Amortization of deferred compensation..................        81          81
     Changes in operating assets and liabilities:
       Receivables..........................................     2,001      (1,957)
       Other current assets.................................       505         (81)
       Other assets.........................................        --         (90)
       Accounts payable.....................................      (213)       (912)
       Accrued liabilities..................................     1,923        (522)
       Deferred revenue.....................................    (2,423)       (491)
                                                              --------    --------
          Net cash used in operating activities.............   (12,498)    (14,427)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (3,108)       (884)
  Sale (purchase) of available-for-sale investments.........    (4,822)        109
  Proceeds from maturities of available-for-sale
     investments............................................    20,825       3,035
                                                              --------    --------
          Net cash provided by investing activities.........    12,895       2,260
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............    45,151      25,352
  Issuance of notes payable.................................     2,224          --
  Proceeds from repayments of shareholder notes.............        22          40
  Notes receivable from officers............................        34          13
  Proceeds from equipment loans.............................     1,275       2,243
  Payments on lease obligations and equipment loans.........      (979)       (675)
                                                              --------    --------
          Net cash provided by financing activities.........    47,727      26,973
                                                              --------    --------
Net increase in cash and cash equivalents...................    48,124      14,806
Cash and cash equivalents at beginning of period............     9,347      10,765
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 57,471    $ 25,571
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    435    $    462
                                                              ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of warrants for services.........................  $     --    $    221
                                                              ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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

     In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Annual Report on Form 10-K, as amended. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

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

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Machinery and equipment acquired under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful lives of the improvements.

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as reimbursable costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally deferred when received and recognized as revenue based on actual

                              ARADIGM CORPORATION

                                 JUNE 30, 2000

efforts expended over the remaining terms of the agreements. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

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

2. SHAREHOLDERS' EQUITY

     In April 2000, the Company completed a follow-on public offering of common stock, which raised approximately $42.6 million in net proceeds with the issuance of 2,875,000 shares of common stock. In March 1999, the Company completed a private offering, which raised approximately $24.8 million in net proceeds with the issuance of 2,428,338 shares of common stock.

3. CONTINGENCIES

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Eli Lilly's complaint. The Court has issued two written rulings on the Company's motion substantially limiting the claims against the Company. Specifically, the Court granted the Company's motion as to Lilly's claim to enforce an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part) and dismissed those claims from the case. The Court denied the Company's motion to Lilly's claims for declaratory relief, unjust enrichment and breach of contract (in part), based on factual disputes between the parties, and those issues remain to be resolved. No trial date has been set. Management believes that it has meritorious defenses against each of Eli Lilly's claims and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, there can be no assurance that the Company will prevail in this case.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K/A filed with the Securities and Exchange Commission on March 30, 2000.

     The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of June 30, 2000, we had an accumulated deficit of $90.7 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving significant revenue from product sales during 2000. The sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

     We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Genentech, to manage cystic fibrosis with dornase alfa, the active ingredient in Pulmozyme, with Novo Nordisk, to manage diabetes using insulin and other blood glucose regulating compounds and with SmithKline Beecham, to manage acute and breakthrough pain using opioid analgesics.

     Our collaborative agreements with Novo Nordisk and SmithKline Beecham provide for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from these development partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of these collaborative agreements as research and development expenses are incurred, but only to the extent they are reimbursable.

     Our collaborative development agreement with Genentech, entered into May 21, 1999, provides that certain expense reimbursements received from Genentech under this agreement are subject to repayment if the product does not receive approval from the Food and Drug Administration ("FDA"). Genentech reimburses development expenses incurred in the form of loans supported by promissory notes bearing interest at 2% over the prime rate. Upon receipt of FDA approval, we will receive a milestone payment that is larger than the loan principal and accrued interest, allowing the loan to be fully repaid at that time. We will also receive certain milestone payments at various points of product development.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2000 and 1999

     Contract Revenues: Contract revenues for the three months ended June 30, 2000 increased to $4.8 million from $3.6 million for the same period in 1999. The revenue increase results primarily from the expansion of partner-funded project development programs with Novo Nordisk and SmithKline Beecham. Costs associated with contract revenues are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the three months ended June 30, 2000 increased to $11.5 million from $7.6 million for the same period in 1999. The increase results primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing programs with Novo Nordisk, SmithKline Beecham and Genentech.

     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase significantly over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2000 increased to $2.5 million from $2.3 million for the same period in 1999. The increase results primarily from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income: Interest income for the three months ended June 30, 2000 increased to $969,000 from $574,000 for the same period in 1999. The increase is due to the Company maintaining larger cash and investment balances. The higher cash and investment balances in the current period are due to the Company receiving net proceeds from a follow-on public offering of common stock for approximately $42.6 million in April 2000. The cash and investment balances for the same prior year period are due to the Company receiving net proceeds from a private offering of common stock for approximately $24.8 million in March 1999.

     Interest Expense and Other: Interest expense and other for the three months ended June 30, 2000 increased to $367,000 from $220,000 for the same period in 1999. The increase is the result of higher outstanding capital lease and equipment loan balances under existing equipment and lease lines of credit.

  Six Months Ended June 30, 2000 and 1999

     Contract Revenues: Contract revenues for the six months ended June 30, 2000 increased to $10.5 million from $7.1 million for the same period in 1999. The revenue increase resulted primarily from the expansion of our partner-funded project development programs with Novo Nordisk and SmithKline Beecham.

     Research and Development Expenses: Research and development expenses for the six months ended June 30, 2000 increased to $22.4 million from $15.2 million for the same period in 1999. The increase is primarily attributable to the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing programs with Novo Nordisk, SmithKline Beecham and Genentech.

     General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2000 increased to $4.5 million from $3.9 million for the same period in 1999. The increase results primarily from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income: Interest income for the six months ended June 30, 2000 increased to $1.4 million from $1.0 million for the same period in 1999. The increase is due to the Company maintaining larger cash and investment balances. The higher cash and investment balances in the current period are due to the Company receiving net proceeds from a follow-on public offering of common stock for approximately $42.6 million in April 2000. The cash and investment balances in the same prior year period are due to the Company receiving net proceeds from a private offering of common stock for approximately $24.8 million in March 1999.

     Interest Expense and Other: Interest expense and other for the six months ended June 30, 2000 increased to $688,000 from $508,000 for the same period in 1999. The increase is the result of higher outstanding capital lease and equipment loan balances under existing equipment and lease lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The business has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of June 30, 2000, we have received approximately $144.8 million in net proceeds from sales of capital stock. All equipment lines of credit have been fully utilized by June 2000. As of June 30, 2000, we had cash, cash equivalents and short-term investments of approximately $63.4 million. In April 2000, we completed a follow-on public offering of common stock, which raised approximately $42.6 million in net proceeds with the issuance of 2,875,000 shares of common stock.

     Net cash used in operating activities for the six months ended June 30, 2000 decreased to $12.5 million from $14.4 million for the same period in 1999. The decrease in net cash used resulted from increases in accrued liabilities and decreases in receivables, other current assets, accounts payable, and deferred revenue partially offset by an increase in the net loss.

     Net cash provided by investing activities for the six months ended June 30, 2000 increased to $12.9 million from $2.3 million for the same period in 1999. The increase results primarily from increased maturities of available-for-sale investments partially offset by increased purchases of investments and capital expenditures.

     Net cash provided by financing activities for the six months ended June 30, 2000 increased to $47.7 million from $27.0 million for the same period in 1999. The increase primarily reflects receipt of proceeds from the completion of a follow-on public offering of common stock in April 2000 which raised approximately $42.6 million in net proceeds, issuance of notes payable supporting loans received under a collaborative development agreement with Genentech, and net proceeds from the use of an existing equipment line of credit.

     The development of our technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical studies and clinical trial activities necessary to develop and refine the technology and proposed products and bring such products to market. Future capital requirements will depend on many factors, including continued progress and results from research and development for the technology and drug delivery systems, the ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up for the required production technologies, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

     We expect that our cash requirements will increase in future periods and that the business will need to raise additional capital before it becomes profitable. Based on projected cash requirements, we believe that existing capital resources and committed funding from the collaborative partners, together with the proceeds from the April 2000 offering and projected interest income will enable the business to maintain current and planned operations, including anticipated capital spending requirements of approximately $50 million, through the end of 2001. However, there can be no assurance the business will not need to raise substantial additional capital to fund the operations and capital spending during this period. We may seek additional funding through collaborations or through public or private equity or debt financing. There cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the business may be required to delay, reduce the scope of, or eliminate one or more of the research and development programs, or obtain funds through arrangements with collaborative partners or other sources that may require the business to relinquish rights to certain technologies or products that would otherwise not be relinquished.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Any change in our revenue recognition policy resulting from the interpretation of SAB 101 is to be reported as a change in accounting principle in the quarter ending December 31, 2000. We have not fully assessed the impact of the adoption of SAB 101.

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

     As of June 30, 2000, we had cash and cash equivalents and short-term investments of $63.4 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk A/S with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk A/S. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Eli Lilly's complaint. The Court has issued two written rulings on the Company's motion substantially limiting the claims against the Company. Specifically, the Court granted the Company's motion as to Lilly's claim to enforce an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part) and dismissed those claims from the case. The Court denied the Company's motion to Lilly's claims for declaratory relief, unjust enrichment and breach of contract (in part), based on factual disputes between the parties, and those issues remain to be resolved. No trial date has been set. Management believes that it has meritorious defenses against each of Eli Lilly's claims and that this litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, there can be no assurance that the Company will prevail in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of shareholders of Aradigm Corporation was held on May 19, 2000.

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

                     For: 14,197,595       Against: 27,107

          (2) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                     For: 14,197,995       Against: 26,707

          (3) The election of Reid M. Rubsamen as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                     For: 14,202,695       Against: 22,007

          (4) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                     For: 14,192,693       Against: 32,009

          (5) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                     For: 14,198,795       Against: 25,907

          (6) Approval of an amendment to the Employee Stock Purchase Plan increasing the total number of shares of common stock authorized for issuance by 120,000 shares:

         For: 14,155,155       Against: 53,801        Abstained: 15,746

          (7) Ratification of the selection of Ernst & Young LLP as independent auditors of the company for its fiscal year ended December 31, 2000:

        For: 14,085,808       Against: 128,583        Abstained: 10,311

ITEM 6. EXHIBITS

     (a) Exhibits

    10.1*     Employee Stock Purchase Plan, as amended.
    27.1.1    Financial Data Schedule

---------------
* Filed as an exhibit to the Company's Proxy Statement filed April 19, 2000 and incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2000

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                 /s/ RICHARD P. THOMPSON
                                          --------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

                                                    /s/ NORMAN HALLEEN
                                          --------------------------------------
                                                      Norman Halleen
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer

                              ARADIGM CORPORATION

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1*     Employee Stock Purchase Plan, as amended.
 27.1      Financial Data Schedule

---------------

* Filed as an exhibit to the Company's Proxy Statement filed April 19, 2000 and incorporated herein by reference.