Form 10-Q
period 2000-09-30
ARADIGM CORP
filed 2000-11-13
CIK 1013238

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value                             18,091,675
                   (CLASS)                           (OUTSTANDING AT OCTOBER 31, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Statements of Operations (Unaudited)
          Three months ended September 30, 2000 and 1999..............    1
          Nine months ended September 30, 2000 and 1999...............    2
          Balance Sheets
          September 30, 2000 (Unaudited) and December 31, 1999........    3
          Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 2000 and 1999...............    4
          Notes to Unaudited Financial Statements.....................    5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...   11

                         PART II. OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds...................   12
Item 6.   Exhibits and Reports on Form 8-K............................   12
Signature.............................................................   13
Exhibits..............................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Contract revenues...........................................  $ 4,715    $ 5,017
                                                              -------    -------
Expenses:
  Research and development..................................   11,974      9,155
  General and administrative................................    2,399      2,227
                                                              -------    -------
          Total expenses....................................   14,373     11,382
                                                              -------    -------
Loss from operations........................................   (9,658)    (6,365)
Interest income.............................................      936        500
Interest expense and other..................................     (413)      (183)
                                                              -------    -------
Net loss....................................................  $(9,135)   $(6,048)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.51)   $ (0.41)
                                                              -------    -------
Shares used in computing basic and diluted net loss per
  share.....................................................   17,967     14,693
                                                              =======    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Contract revenues...........................................  $ 15,219    $ 12,154
                                                              --------    --------
Expenses:
  Research and development..................................    34,379      24,362
  General and administrative................................     6,925       6,148
                                                              --------    --------
          Total expenses....................................    41,304      30,510
                                                              --------    --------
Loss from operations........................................   (26,085)    (18,356)
Interest income.............................................     2,300       1,494
Interest expense and other..................................    (1,101)       (691)
                                                              --------    --------
Net loss....................................................  $(24,886)   $(17,553)
                                                              ========    ========
Basic and diluted net loss per share........................  $  (1.47)   $  (1.25)
                                                              --------    --------
Shares used in computing basic and diluted net loss per
  share.....................................................    16,878      14,038
                                                              ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 44,081         $  9,347
  Short-term investments....................................       9,382           21,912
  Receivables...............................................       1,761            3,886
  Other current assets......................................       1,001            1,187
                                                                --------         --------
          Total current assets..............................      56,225           36,332
Property and equipment, net.................................      16,671           14,160
Notes receivable from officers..............................         119              130
Other assets................................................         417              168
                                                                --------         --------
          Total assets......................................    $ 73,432         $ 50,790
                                                                ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,919         $  2,506
  Accrued compensation......................................       3,062            1,275
  Deferred revenue..........................................       4,481            7,361
  Other accrued liabilities.................................       2,244              356
  Current portion of capital lease obligations..............       2,416            1,863
                                                                --------         --------
          Total current liabilities.........................      14,122           13,361
Notes payable...............................................       6,712            3,956
Noncurrent portion of deferred revenue......................       2,689            3,663
Capital lease obligations, less current portion.............       4,759            5,653
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............          --               --
  Common stock, no par value; 40,000,000 shares authorized;
     issued and outstanding shares: September 30,
     2000 -- 18,002,644; December 31, 1999 -- 14,749,777....     145,325           99,603
Shareholder notes receivable................................        (138)            (163)
Deferred compensation.......................................        (257)            (379)
Accumulated deficit.........................................     (99,780)         (74,904)
                                                                --------         --------
          Total shareholders' equity........................      45,150           24,157
                                                                --------         --------
          Total liabilities and shareholders' equity........    $ 73,432         $ 50,790
                                                                ========         ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(24,886)   $(17,553)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     2,289       1,733
     Amortization of deferred compensation..................       122         122
     Changes in operating assets and liabilities:
       Receivables..........................................     2,125      (1,973)
       Other current assets.................................       186          (9)
       Other assets.........................................        --         (89)
       Accounts payable.....................................      (587)        943
       Accrued compensation.................................     1,787       1,353
       Other accrued liabilities............................     1,888        (829)
       Deferred revenue.....................................    (3,854)       (700)
                                                              --------    --------
          Net cash used in operating activities.............   (20,930)    (17,002)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (4,800)     (2,982)
  Purchase of available-for-sale investments................   (10,191)    (10,575)
  Proceeds from maturities of available-for-sale
     investments............................................    22,731      16,419
                                                              --------    --------
          Net cash provided by investing activities.........     7,740       2,862
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............    45,473      25,477
  Issuance of notes payable.................................     2,756       2,273
  Proceeds from repayments of shareholder notes.............        11          42
  Notes receivable from officers............................        25           7
  Proceeds from equipment loans.............................     1,275       3,294
  Payments on lease obligations and equipment loans.........    (1,616)     (1,290)
                                                              --------    --------
          Net cash provided by financing activities.........    47,924      29,803
                                                              --------    --------
Net increase in cash and cash equivalents...................    34,734      15,663
Cash and cash equivalents at beginning of period............     9,347      10,765
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 44,081    $ 26,428
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    652    $    674
                                                              ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of warrants for services.........................  $    249    $    221
                                                              ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

  Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as reimbursable costs are incurred. Deferred revenue represents the portion of research payments received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon successful completion of the

                              ARADIGM CORPORATION

                               SEPTEMBER 30, 2000

milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining terms of the agreements when payments precede the required efforts. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

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

                              ARADIGM CORPORATION

                               SEPTEMBER 30, 2000

 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued Staff Accounting Bulletin No. 101B, which defers the effective date of SAB 101 until no later than the fourth quarter 2000. The Company is currently evaluating the effect of SAB 101 on its operations and financial position.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's operations and financial position when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In March 2000, the FASB issued No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's operations and financial position.

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

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of September 30, 2000, we had an accumulated deficit of $99.8 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving significant revenue from product sales during 2000. The sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

     We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Genentech, Inc., to manage cystic fibrosis with dornase alfa, the active ingredient in Pulmozyme, with Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds and with SmithKline Beecham PLC, to manage acute and breakthrough pain using opioid analgesics.

     Our collaborative agreements with Novo Nordisk and SmithKline Beecham provide for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from these development partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of these collaborative agreements as research and development expenses are incurred, but only to the extent that they are reimbursable.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 and 1999

     Contract Revenues: Contract revenues for the three months ended September 30, 2000 decreased to $4.7 million from $5.0 million for the same period in 1999. The revenue decrease results primarily from a reduction in partner-funded project development revenue from SmithKline Beecham offset by an increase in partner-funded project development revenue from Novo Nordisk and the receipt of a milestone payment from Genentech. Costs associated with contract revenues are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the three months ended September 30, 2000 increased to $12.0 million from $9.2 million for the same period in 1999. The increase results primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing programs with Novo Nordisk, SmithKline Beecham and Genentech.

     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2000 increased to $2.4 million from $2.2 million for the same period in 1999. The increase results primarily from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income: Interest income for the three months ended September 30, 2000 increased to $936,000 from $500,000 for the same period in 1999. The increase is due to the Company maintaining larger cash and investment balances. The higher cash and investment balances in the current period are due to the Company receiving net proceeds from a follow-on public offering of common stock for approximately $42.6 million in April 2000. The cash and investment balances for the same prior year period are due to the Company receiving net proceeds from a private offering of common stock for approximately $24.8 million in March 1999.

     Interest Expense and Other: Interest expense and other for the three months ended September 30, 2000 increased to $413,000 from $183,000 for the same period in 1999. The increase is primarily due to higher interest expense on increasing loan balances that result from reimbursement of development expenses from Genentech and interest expense on capital lease and equipment loan balances.

  Nine Months Ended September 30, 2000 and 1999

     Contract Revenues: Contract revenues for the nine months ended September 30, 2000 increased to $15.2 million from $12.2 million for the same period in 1999. The revenue increase resulted primarily from the expansion of partner-funded project development revenue from Novo Nordisk and the receipt of a milestone payment from Genentech offset by a reduction in partner-funded project development revenue from SmithKline Beecham. Costs associated with contract revenues are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2000 increased to $34.4 million from $24.4 million for the same period in 1999. The increase is primarily attributable to the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing programs with Novo Nordisk, SmithKline Beecham and Genentech.

     General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2000 increased to $6.9 million from $6.1 million for the same period in 1999. The increase results primarily from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income: Interest income for the nine months ended September 30, 2000 increased to $2.3 million from $1.5 million for the same period in 1999. The increase is due to the Company maintaining larger cash and investment balances. The higher cash and investment balances in the current period are due to the Company receiving net proceeds from a follow-on public offering of common stock for approximately $42.6 million in April 2000. The cash and investment balances in the same prior year period are due to the Company receiving net proceeds from a private offering of common stock for approximately $24.8 million in March 1999.

     Interest Expense and Other: Interest expense and other for the nine months ended September 30, 2000 increased to $1.1 million from $700,000 for the same period in 1999. The increase is primarily due to higher interest expense on increasing loan balances that result from reimbursement of development expenses from Genentech and interest expense on capital lease and equipment loan balances.

LIQUIDITY AND CAPITAL RESOURCES

     The business has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of September 30, 2000, we have received approximately $145.3 million in net proceeds from sales of capital stock. During the quarter, the company established three new and negotiated an increase in one existing equipment lines of credit, which total approximately $15.7 million. None of these new equipment lines of credit had been utilized by September 30, 2000. As of September 30, 2000, we had cash, cash equivalents and short-term investments of approximately $53.5 million. In April 2000, we completed a follow-on public offering of common stock, which raised approximately $42.6 million in net proceeds with the issuance of 2,875,000 shares of common stock.

     During November 2000, the Company announced that it entered into a definitive agreement with Acqua Wellington North American Equities Fund Ltd. for an equity financing agreement covering the sale of up to $50 million of the Company's common stock over the next 20 months. The total number of shares may be sold over time with the Company controlling the amount and timing of stock sales.

     Net cash used in operating activities for the nine months ended September 30, 2000 increased to $20.9 million from $17.0 million for the same period in 1999. The increase in net cash used resulted from decreases in receivables, other current assets, accounts payable and deferred revenue combined with increases in accrued compensation and other accrued liabilities offset by an increase in the net loss.

     Net cash provided by investing activities for the nine months ended September 30, 2000 increased to $7.7 million from $2.9 million for the same period in 1999. The increase results primarily from increased maturities of available-for-sale investments partially offset by increased purchases of investments and capital expenditures.

     Net cash provided by financing activities for the nine months ended September 30, 2000 increased to $47.9 million from $29.8 million for the same period in 1999. The increase primarily reflects receipt of proceeds from the completion of a follow-on public offering of common stock in April 2000 which raised approximately $42.6 million in net proceeds, exercise of incentive stock options by Company employees and the issuance of notes payable supporting loans received under a collaborative development agreement with Genentech reduced by net payments from the use of equipment lines of credit.

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

     We expect that our cash requirements will increase in future periods and that the business will need to raise additional capital before it becomes profitable. Based on projected cash requirements, we believe that existing capital resources and committed funding from the collaborative partners, together with the proceeds from the April 2000 offering, projected interest income and the new equity financing agreement covering the sale of additional common stock should enable the business to maintain current and planned operations, including anticipated capital spending requirements of approximately $50 million, through the end of 2001. However, there can be no assurance the business will not need to raise substantial additional capital to fund the operations and capital spending during this period. We may seek additional funding through collaborations or through public or private equity or debt financing. There cannot be any assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the business may be required to delay, reduce the scope of, or eliminate one or more of the research and development programs, or obtain funds through arrangements with collaborative partners or other sources that may require the business to relinquish rights to certain technologies or products that would otherwise not be relinquished.

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

     As of September 30, 2000, we had cash and cash equivalents and short-term investments of $53.5 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Changes in Securities

     Pursuant to a Lease between the Company and Hayward Point Eden I Limited Partnership ("Hayward"), dated July 1, 2000 (the "Lease"), the Company agreed to issue a warrant to purchase 25,000 shares of Common Stock of the Company (the "Warrant") to Hayward in connection with the execution of a Lease. The Warrant will have an exercise price of $21.72 per share and will be exercisable for a period of seven years from the Initial Grant Date (as defined in the Lease). The Warrant will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

     (a) Exhibits

    10.26     Lease agreement for property located at 2704 West Winton
              Avenue, Hayward, California, dated September 11, 2000, between the Company and Winton Industrial Center, Inc.
    10.27     Lease agreement for property located at 3930 Point Eden Way,
              Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
    27.1.1    Financial Data Schedule

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                /s/ RICHARD P. THOMPSON
                                          --------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

                                                  /s/ NORMAN HALLEEN
                                          --------------------------------------
                                                      Norman Halleen
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.26      Lease agreement for property located at 2704 West Winton
           Avenue, Hayward, California, dated September 11, 2000,
           between the Company and Winton Industrial Center, Inc.
10.27      Lease agreement for property located at 3930 Point Eden Way,
           Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
27.1       Financial Data Schedule