Form 10-K
period 2000-12-31
ARADIGM CORP
filed 2001-03-30
CIK 1013238

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

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            COMMISSION FILE NUMBER: 0-28402

                            --------------------------------

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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, there were 19,065,138 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $157,304,880 based upon the closing price of the common stock on February 28, 2001 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the timing of regulatory approvals, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below in Part II under the heading "Risk Factors".

OVERVIEW

     Aradigm Corporation is a leading developer of advanced pulmonary drug delivery systems for the treatment of systemic conditions as well as lung diseases. Our hand-held AERx platform is being designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds via the lung. We believe that our non-invasive AERx systems, which have been shown in clinical studies to achieve performance equivalent to injection, will be a welcome alternative to injection-based drug delivery. In addition, our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches or inhalers, are too slow or imprecise.

     According to IMS Health Incorporated, the total United States market for injectable drugs was approximately $20 billion in 2000. Of this market, we believe that drugs with aggregate sales in excess of $7 billion could potentially be delivered using the AERx platform. In addition, most biotech compounds currently under development rely on injection as their primary means of delivery.

     We have tested 11 compounds in human clinical trials, two of which are currently in Phase 2 development. We have attracted the attention of some of the world's leading pharmaceutical and biotechnology companies, who have contributed over $75 million for the advancement of our AERx technology. Our most advanced programs include development partnerships with:

     - Novo Nordisk, the world leader in insulin products, for the needle-free delivery of insulin for diabetes; and,

     - SmithKline Beecham, now GlaxoSmithKline, for the rapid, needle-free delivery of morphine to treat severe pain.

     We believe that our technology platform will provide the basis for the next generation in pulmonary drug delivery systems. Our AERx platform is based on a set of proprietary technologies, protected to date by 67 issued United States patents, that control the physical factors critical for rapid, reproducible pulmonary drug delivery. These proprietary technologies allow us to:

     - utilize existing liquid formulation technology instead of more expensive dry powder processing;

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

     Pulmonary delivery systems were originally developed to treat lung diseases by depositing aerosolized medication in the large airways of the lung. These aerosols were created in nebulizers, metered-dose inhalers and dry powder inhalers for inhalation by the patient. While these systems have been useful in the treatment of diseases such as asthma, they generate a wide range of particle sizes, only a portion of which can reach the targeted lung tissues, and rely heavily on proper patient breathing technique to effect actual delivery.

     Considerable recent research has been devoted to developing a means to create well defined small particle aerosols suitable for efficient pulmonary delivery of drugs, either to treat lung diseases or for absorption into the bloodstream for systemic effect. To deliver pharmaceuticals to or through the lungs, drugs must be transformed into a suspension of drug particles in air, an aerosol that can be inhaled by the patient. In order for aerosols to be delivered to the deep lung, the individual particles must be small, three microns or less in diameter, and the velocity of these particles must be low as they pass through the upper airways and into the deep lung. The particle velocity is largely determined by how fast the patient is inhaling. Larger or fast moving particles typically get deposited in the mouth or upper airways where they cannot be absorbed and may not be effective.

     Recent advances in dry powder formulation technology have made possible the creation of smaller particle aerosols suitable for more efficient deep lung delivery, and several companies are developing systems based on this approach. However, most drugs being considered for pulmonary delivery are currently marketed in stable liquid formulations. We believe the extra steps involved in making dry powder formulations of these drugs will make them more difficult and costly to produce than liquid-based formulations. In addition, today's dry powder delivery systems under development continue to rely on individual patient breathing technique to affect the actual drug delivery. It is well documented that the typical patient frequently strays from proper inhalation technique and may not be able to maintain a consistent approach over even moderate periods of time after training. Given the need with many medications to achieve precise and reproducible dosing, variability in technique among patients or from dose to dose may compromise safety or therapeutic efficacy.

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

STRATEGY

     Our goal is to become the leader in the development and commercialization of pulmonary drug delivery products. Our strategy incorporates the following principal elements:

  Establish Broad Applicability of the AERx Platform

     We believe that the AERx platform will be broadly applicable to drugs that are intended for systemic delivery and for local delivery to the lung. Many patients suffering from pain, diabetes, obesity, cancer, AIDS, Parkinson's disease, multiple sclerosis, hepatitis, growth hormone deficiency and other debilitating chronic diseases currently can only get effective treatment by injection. In addition to two major collaborations, we are conducting clinical and preclinical studies on a number of compounds to demonstrate the applicability of the AERx platform to a broad range of molecule sizes and types, including proteins, peptides, gene vectors and small molecules. We believe this strategy will maximize the number of commercial product opportunities for us and will increase the interest of potential partners in developing drugs for the AERx platform, thereby reducing our dependence on any single product.

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

  Focus on Quicker-to-Market Opportunities

     Initially, our principal commercial development efforts are focused on product opportunities that have the potential to reach the market quickly. As part of this effort, we seek to minimize development risk by focusing on marketed drugs that are well characterized and have demonstrated safety profiles. This approach is evidenced by the drugs (insulin and morphine) that underlie our two leading development programs.

  Expand Existing and Develop New Collaborative Relationships

     In order to enhance our commercial opportunities and effectively leverage our core scientific resources, we intend to enter into multiple collaborative relationships with pharmaceutical and biotech companies for the development and commercialization of new products utilizing our technologies. Through product development collaborations, we will seek access to proprietary pharmaceutical compounds as well as to the resources and expertise necessary to conduct late stage clinical trials and obtain regulatory approvals. In addition, we will pursue relationships with companies with established sales forces and distribution channels in our target markets. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our AERx pulmonary drug delivery technology. For example, we believe that our existing two development partners have the potential to develop additional products using our AERx technology. By establishing such collaborative relationships, we intend to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market.

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

  Enhance Our Strong Proprietary Position

     We believe that establishing a strong proprietary position in pulmonary drug delivery could provide an important competitive advantage in our target markets. We have aggressively pursued comprehensive patent protection of our technology and, as of February 28, 2001, had 67 issued United States patents with a number of additional United States patent applications pending. While there can be no assurance that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technology, including aerosol generation, breath control, compliance monitoring and unit-dose formulation. In addition, we are maintaining as trade secrets key elements of our manufacturing technologies, particularly those associated with production of disposable unit-dose packets for the AERx systems.

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

ARADIGM PRODUCT APPLICATIONS

     We are developing the hand-held AERx platform based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx products for pain and diabetes management. In addition, we are planning to develop AERx systems for the non-invasive delivery of certain other drugs, including proteins, peptides, gene vectors and small molecules.

  AERx Diabetes Management System

     We are developing the AERx Diabetes Management System to permit patients with diabetes to non-invasively self-administer insulin. We believe that patients, when provided with a non-invasive delivery alternative to injection, will be more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. We are developing and planning to commercialize this product in collaboration with

Novo Nordisk. Phase 2a clinical trials commenced in October 1998, and are currently ongoing. There can be no assurance that this development program will be successful.

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

     We believe that approximately 800,000 Americans suffer from Type 1 diabetes. Virtually all of them are on daily insulin injection therapy, and most are currently monitoring their own blood glucose level. According to the Center for Disease Control, as of 1999, approximately nine million Americans have been diagnosed with Type 2 diabetes. These Type 2 patients consume the majority of insulin used in the United States due to their larger numbers. However, given their less severe impairment, many of these patients are reluctant to use injection-based therapy. We believe that this failure to comply with recommended therapies contributes to approximately $45 billion in annual direct costs associated with the treatment of diabetes. Through our convenient, non-invasive AERx system, we believe we can address this patient reluctance, reduce overall treatment costs and grow the total worldwide insulin market beyond 1999 levels of $3.6 billion. The leading supplier of insulin is Novo Nordisk, followed by Eli Lilly, and these two companies together account for more than 90% of the worldwide insulin market.

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

  Clinical Development

     In 2000, we presented data that demonstrated a clear linear pharmacokinetic and pharmacodynamic dose response and efficiency relative to subcutaneous injections of insulin with the AERx system. A publication by Brunner et al at the American Diabetes Association (ADA) meeting in San Antonio, Texas, showed proportionately increasing blood levels of insulin with increasing AERx insulin doses in 18 female and male, non-smoking, Type 1 diabetic subjects. The high-resolution euglycaemic clamp method used in this study demonstrated a linear pharmacodynamic response to the insulin delivery as measured by the glucose infusion rate. The efficiency of the amount of insulin packaged in an AERx dosage form relative to insulin injected from a syringe was approximately 13%. We presented similar results from a study of AERx insulin given immediately before a standard meal, compared to insulin given by subcutaneous injection 30 minutes prior to the meal. A study by Kipnes et al in 20 Type 1 diabetics was presented at the European Association for the Study of Diabetes (EASD) meeting in Jerusalem, Israel. The AERx system efficiency compared to subcutaneous insulin injections was 16% when comparing blood insulin levels, and 17% when comparing blood glucose levels. We also completed a number of concurrent clinical studies in both healthy subjects and in diabetic subjects in 2000 in preparation for the upcoming pivotal trials.

  The Collaboration

     In June 1998, we entered into a product development and commercialization agreement with Novo Nordisk, the world leader in insulin therapy, covering the use of the AERx Diabetes Management System for the delivery of blood glucose regulating medicines. While the collaboration is initially focused on the delivery of insulin, Novo Nordisk is also obligated to consider with us the development, under certain conditions, of at least one additional compound in the field of blood glucose regulation. Novo Nordisk has been granted worldwide sales and marketing rights to any products developed under the terms of the agreement, and we retain all manufacturing rights. For any system developed under the collaboration, which receives regulatory approval, we expect to receive a share of gross profit on the sales of such products by Novo Nordisk.

     Pursuant to the Novo Nordisk agreement, we could receive approximately $38 million in milestone payments in addition to reimbursement for product development expenses and $10 million in equity investments by the time the first product from the collaboration is commercialized. As of December 2000, we had received $37.0 million in milestone and product development payments and $5 million from the purchase of our common stock by Novo Nordisk at a 25% premium to market price. Under certain conditions, a second $5 million equity investment may be made at our option at the market price at the time of exercise. Additional milestone payments and product development payments will be paid if we and Novo Nordisk decide to jointly develop additional AERx products under the terms of the agreement.

  AERx Pain Management System

     We are developing the hand-held AERx Pain Management System as a non-invasive, patient-controlled pulmonary drug delivery product for treatment of severe pain. We are developing and plan to commercialize this product in collaboration with GlaxoSmithKline. We are currently engaged in a Phase 2b clinical trial of the AERx Pain Management System. There can be no assurance that these clinical trials will be successful.

  The Market

     We have targeted cancer pain and other chronic pain as the first two applications for the AERx Pain Management System. More than four million cancer patients worldwide suffer from pain, a majority of whom experience multiple breakthrough pain events each day. Breakthrough pain refers to acute exacerbations of pain that "break through" the patient's baseline level of pain medication. The market for potent narcotic analgesics to treat such pain events in the United States in 1999 was approximately $3.2 billion.

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

  Clinical Development

     In 2000, we reported the start of a Phase 2b study using the AERx system to deliver inhaled morphine to cancer patients and also the results of two completed clinical studies involving inhaled fentanyl via the AERx System.

     The multicenter, Phase 2b AERx morphine trial is being conducted in the United States and Australia. The purpose of the study is to evaluate the efficacy and safety of inhaled morphine via the AERx system for the treatment of breakthrough pain in patients with cancer. The study is a crossover design using Roxanol(TM) in the comparator arm. An extension phase allows patients to use the AERx system for an additional two months after the crossover phase.

     The two fentanyl studies were conducted at the Centre for Anaesthesia and Pain Management Research, University of Sydney at Royal North Shore Hospital, Sydney, Australia. The first study involved 10 healthy volunteers and was designed to evaluate the safety and pharmacokinetic profile of inhaled fentanyl. The subjects received two inhalations of fentanyl via the AERx system followed one week later by an intravenous infusion of fentanyl. Results showed a mean inhaled bioavailability of 67% from the AERx system, with a plasma profile very similar to that of the intravenous injection. These data were presented at the 29th Annual Meeting of the American College of Clinical Pharmacology held in September 2000, in Chicago, IL.

     The second trial on fentanyl via the AERx system was an open-label study of 20 cancer patients who were experiencing breakthrough pain episodes and who were receiving opioid-based pain management. Results of this study showed that all patients were able to achieve satisfactory breakthrough pain relief using the AERx system. The mean time to satisfactory pain relief was 10 minutes (range
6 - 24 minutes). Ninety percent of patients expressed very good to excellent pain relief on the AERx system. The results of this study were presented at the 19th Annual Scientific Meeting of the American Pain Society held in November 2000, in Atlanta, GA.

  The Collaboration

     In September 1997, we entered into a product development and worldwide commercialization agreement with SmithKline Beecham (now GlaxoSmithKline) covering the use of the AERx Pain Management System for the delivery of narcotic analgesics. In December 2000, the agreement was amended to transfer control of further development and provide certain other new rights to us. We also assumed responsibility for financing the remainder of all development activities under the agreement, as amended. Under the terms of the agreement, as amended, unless GlaxoSmithKline or we have terminated the agreement, GlaxoSmithKline can restore its rights and obligations to participate in and fund development and commercialization of the AERx Management System upon payment of a restoration fee. We anticipate that GlaxoSmithKline will review its restoration election after the delivery of Phase 2b trial results. If we elect to terminate the agreement and continue or intend to continue development of the product, we will be obligated to pay an exit fee to GlaxoSmithKline. If GlaxoSmithKline elects to restore its rights under the agreement and if this system receives regulatory approval, we would expect to sell AERx hand-held devices and drug packets to, and to receive royalties on sales by, GlaxoSmithKline. As of February 2001, we had received $23.7 million in milestone and product development payments and $10 million from the purchase of our common stock by GlaxoSmithKline, $5 million of which was sold to GlaxoSmithKline at a 25% premium to market price.

  AERx Respiratory Management System

     In May 1999, we signed an agreement with Genentech to develop the pulmonary delivery of dornase alfa to the lung in the AERx system for the treatment of cystic fibrosis. In October 2000, we successfully completed a Phase 2a clinical trial using the AERx system for the delivery of dornase alfa to patients with cystic fibrosis, and received a $500,000 milestone payment from Genentech. In February 2001, we mutually agreed with Genentech to discontinue the development program for dornase alfa based on commercial considerations.

     Upon signing the agreement, we received an upfront licensing fee from Genentech. Genentech also loaned us the funds required to conduct all development activities up to the discontinuation of the program. As part of the termination agreement, Genentech will forgive the outstanding loan balance and accrued interest totaling approximately $6.7 million and no repayment is required. We will be required to refund Genentech approximately $773,000 for unspent project prepayments.

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

     We currently have six programs that are developing or evaluating the use of the AERx delivery technology across a range of drug therapies. In addition to our collaboration with Novo Nordisk, these programs include a Stage 2 grant from the National Institutes of Health to evaluate the use of the AERx platform for delivery of gene therapies.

     In addition to the above active programs, we have conducted feasibility testing across a broad range of molecules, including an additional four compounds with which we have completed Phase 1 clinical trials that we believe we could pursue in the future. Some of these molecules are listed below:

Chronic Bronchitis and Emphysema drugs    Anti-obesity drugs
Antibodies                                Migraine drugs
Gene therapies                            Anti-Parkinson's drugs
Asthma drugs                              Interleukins
Hematopoetic factors                      Interferons
Human growth factors                      Antibiotics

SALES AND MARKETING

     We plan to establish additional collaborative relationships, similar to our agreement with Novo Nordisk to develop and commercialize our AERx products. Through these collaborations, we intend to access resources and expertise to conduct late-stage clinical development and to market and sell AERx products. Ideal development partners will generally have both a commercial and a development presence in the target market, and will also have a commitment to grow that market via our drug delivery technology. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our AERx pulmonary drug delivery technology.

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

     We anticipate that the we will complete a new facility for commercial scale production in 2001. We plan to internally produce the disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. We will look to contract manufacturers to produce the main components and subassemblies for the AERx devices, but we plan to perform final assembly, calibration, testing and packaging of these devices ourselves. All of our manufacturing capabilities are being established at our facilities in California.

     There can be no assurance that we will not encounter unanticipated delays or expenses in establishing high-volume production capacity for AERx devices and disposable drug packets. Any such delays or expenses could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. This research has led to novel ideas, which in turn have resulted in our being issued 67 United States patents to date, with 27 United States patent applications pending. In addition, we have purchased three United States patents covering inventions that are relevant to our technologies. We have 23 issued foreign patents and 57 foreign patent applications pending.

     We are protecting the AERx technology platform through patents covering the AERx device, the AERx disposable drug packet and methods for using the AERx platform for specific drug delivery applications. Our patents, such as United States patents 5,469,750; 5,509,404; 5,522,385; 5,694,919; 5,735,263 and
5,855,564,
address current or potential features related to the AERx device. Our United States patents 4,508,749; 5,497,763; 5,544,646; 5,718,222; 5,823,178 and
5,829,435, address current or potential features related to the AERx disposable drug packet and pertinent manufacturing methods.

     We have conducted clinical studies demonstrating requirements for delivering insulin and insulin analogs by inhalation. These studies have allowed us to define various specific breathing maneuvers required for efficient, reproducible delivery of insulin and insulin analogs by inhalation. These discoveries have led to the issuance of key patents which cover the delivery of insulin and insulin analogs regardless of the device used (e.g., automatic or manual) or the drug formulation technique employed (e.g., liquid or powder). Examples of these patents are:

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

COMPETITION

     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, bucal and colonic absorption systems. Several of these companies may have developed or are developing dry powder devices that could be used for pulmonary delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining Food and Drug Administration ("FDA") approval for products or gaining market acceptance more rapidly than we can.

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

     Several companies are marketing and developing dry powder and other devices that could have applications for pulmonary drug delivery, including Inhale Therapeutic Systems and Alkermes Pharmaceuticals. These companies also have collaborative arrangements with corporate partners for the development of pulmonary delivery systems for insulin. There can be no assurance that competitors will not introduce products or processes competitive with or superior to ours.

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

     The preclinical work necessary to administer investigational drugs to human subjects is summarized in an Investigational New Drug application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an Investigational New Drug application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an Investigational New Drug application will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

     Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to FDA reviewed protocol. Each clinical study is conducted under the auspices of an Institutional Review Board at each of the institutions at which the study will be conducted. An Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, informed consent requirements and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, at one or more dosage levels, as well as characterization of a drug's pharmacokinetic and/ or pharmacodynamic profile. In Phase 2 clinical trials, in addition to safety, the efficacy of the product is usually evaluated in a patient population. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed sites.

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

     Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA could also determine that there is insufficient data or experience with chronic administration of drugs delivered via the lung for systemic effect to demonstrate that such chronic administration is safe, and could require further studies. The FDA also may require additional clinical tests (i.e., Phase 4 clinical trials) following new drug application approval to confirm safety and efficacy.

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

     Among the other requirements for drug product approval is the requirement that the prospective manufacturer conform to the FDA's Good Manufacturing Practices ("GMP") regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States to assure compliance with applicable GMP requirements. A company's failure to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on that company's business.

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

                   NAME                              AFFILIATION                  AREA OF EXPERTISE
                   ----                              -----------                  -----------------
Peter Byron, Ph.D.........................  Medical College of Virginia,    Aerosol Science/Pharmaceutics
                                            Virginia Commonwealth
                                            University
Michael Cousins, M.D......................  University of Sydney,           Pain Management
                                            Australia
Peter Creticos, M.D.......................  The Johns Hopkins University    Allergy/Immunology/Asthma
                                            School of Medicine
Lorne Eltherington, M.D., Ph.D............  Sequoia Hospital                Pain Management
Lawrence M. Lichtenstein, M.D., Ph.D......  The Johns Hopkins University    Allergy/Immunology
                                            School of Medicine
Robert Ratner, M.D........................  Medlantic Research Institute    Endocrinology
Christopher Saudek, M.D...................  The Johns Hopkins University    Endocrinology
                                            School of Medicine
Leigh Thompson, M.D., Ph.D................  CEO, Profound Quality           Pharmaceutical Product
                                            Resources                       Development

EMPLOYEES

     As of February 28, 2001, we had 256 employees, of whom 221 were in research and development and product development and 35 were in business development, finance and administration. We believe that our future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that we will continue to be able to attract and retain high-quality employees. Our employees are not represented by any collective bargaining agreement. We consider our relations with our employees to be good.

LEGAL PROCEEDINGS

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against us in the United States District Court for the Southern District of Indiana. The complaint made various allegations against us, arising from our decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. We sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. We and Lilly also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to us for commercialization in our AERx Diabetes Management System, and a separate agreement under which we would license certain intellectual property to Lilly. These negotiations were terminated after we proceeded with our agreement with Novo Nordisk. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by us relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. We filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Lilly's complaint. The Court has issued two written rulings on our motion substantially limiting the claims against us. Specifically, the Court granted our motion as to Lilly's claim to enforce an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part) and dismissed those claims from the case. The Court denied our motion to Lilly's claims for declaratory relief, unjust enrichment and breach of contract (in part), based on factual disputes between the parties, and those issues remain to be resolved. Trial has been set for November 2001. Management believes that it has meritorious defenses against each of Lilly's claims and that this litigation will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that we will prevail in this case.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their ages as of February 28, 2001 are as follows:

                NAME                   AGE                          POSITION
                ----                   ---                          --------
Richard P. Thompson..................  49     President, Chief Executive Officer and Director
R. Jerald Beers......................  52     Executive Vice President, Business Development and
                                              Marketing
Bikash K. Chatterjee.................  42     Vice President, Operations
Steven J. Farr, Ph.D.................  41     Vice President, Pharmaceutical Sciences
Maximillian D. Fiore.................  46     Vice President, Engineering
Igor Gonda, Ph.D.....................  53     Vice President, Research & Development
Norman Halleen.......................  47     Vice President, Finance & Administration and Chief
                                              Financial Officer
Norma L. Milligin....................  62     Vice President, Human Resources
Babatunde A. Otulana, M.D............  43     Vice President, Clinical & Regulatory Affairs
Frank H. Barker(1)(2)................  70     Director
Wayne I. Roe(1)(2)...................  50     Director
Virgil D. Thompson(1)(2).............  61     Director

---------------
(1) Member of the Audit Committee.

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

     Norman Halleen joined the Company in January 2000, as Vice President, Finance & Administration and Chief Financial Officer. From June 1999 to December 1999, Mr. Halleen worked as Director of Business Development for Guidant Corporation, a medical device company. From 1997 to October 1998, Mr. Halleen was the Vice President, Finance and Chief Financial Officer for Collagen Corporation, a medical device company, and from October 1993 to June 1996 served as Chief Financial Officer of The Dutra Group, a marine construction company. Subsequent to his leaving The Dutra Group, the company filed for bankruptcy in January 1997. From January 1990 to October 1995, Mr. Halleen served as a consultant in his own business in Hong Kong. He has an A.B. degree from Stanford University and an MBA from Harvard Business School.

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

ITEM 2. PROPERTIES

     At December 31, 2000, the Company leased a total of approximately 289,538 square feet of office space in two office parks. The Company leased approximately 163,658 square feet in three buildings in an office park at 3929 Point Eden Way, Hayward, California and leased 125,880 square feet in one building in an office park located at 2704 West Winton Avenue, Hayward, California. The leases for the various office spaces expire at various times through the year 2016. Minimum annual payments under these leases will be approximately $4.7 million and $ 4.9 million in 2001 and 2002, respectively. We use this space for general administrative, product development, clinical, manufacturing and research and development purposes. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this Item concerning legal proceedings is set forth in Part I of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

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

                                                              HIGH      LOW
                                                             ------    ------
1999
  First Quarter............................................  $14.13    $ 7.63
  Second Quarter...........................................    9.56      5.63
  Third Quarter............................................   12.88      8.00
  Fourth Quarter...........................................   10.50      6.38
2000
  First Quarter............................................  $44.25    $10.50
  Second Quarter...........................................   19.25     13.25
  Third Quarter............................................   25.00     11.19
  Fourth Quarter...........................................   26.88     13.19
2001
  First Quarter (through March 22, 2001)...................  $15.25    $ 5.06

     On February 28, 2001, there were 135 holders of record of our common stock. On March 22, 2001, the last sale price reported on the Nasdaq National Market for the common stock was $5.0625 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               2000        1999       1998       1997       1996
                                             ---------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Contract and license revenues..............  $  20,303   $ 16,812   $ 17,515   $  3,685   $    730
Operating expenses:
  Research and development.................     48,176     33,625     25,549     13,452      7,981
  General and administrative...............      9,271      7,849      8,661      6,012      2,958
                                             ---------   --------   --------   --------   --------
          Total expenses...................     57,447     41,474     34,210     19,464     10,939
                                             ---------   --------   --------   --------   --------
Loss from operations.......................    (37,144)   (24,662)   (16,695)   (15,779)   (10,209)
Interest income............................      3,110      1,947      1,754      1,329      1,179
Interest expense and other.................     (1,528)      (888)      (513)      (234)       (52)
                                             ---------   --------   --------   --------   --------
Net loss...................................  $ (35,562)  $(23,603)  $(15,454)  $(14,684)  $ (9,082)
                                             =========   ========   ========   ========   ========
Basic and diluted net loss per share(1)....  $   (2.07)  $  (1.66)  $  (1.32)  $  (1.43)  $  (1.49)
                                             =========   ========   ========   ========   ========
Shares used in computing basic and diluted
  net loss per share(1)....................     17,196     14,216     11,682     10,280      6,098
                                             =========   ========   ========   ========   ========
BALANCE SHEET DATA:
Cash, cash equivalents and investments.....  $  44,381   $ 31,259   $ 31,036   $ 24,305   $ 28,534
Working capital............................     19,862     22,797     16,483     15,999     23,486
          Total assets.....................     71,371     50,790     44,949     30,294     30,733
Noncurrent portion of notes payable and
  capital lease obligations................      6,230      9,609      4,570      2,139        350
Accumulated deficit........................   (110,441)   (74,904)   (51,279)   (35,827)   (21,144)
          Total shareholders' equity.......     37,785     24,157     21,660     18,659     27,886

---------------
(1) See Note 1 of Notes to Financial Statement for an explanation of shares used in computing basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors." This discussion should be read in conjunction with the financial statements and notes to financial statements.

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of December 31, 2000, we had an accumulated deficit of $110.4 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as our research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving significant revenue from product sales in 2001. The sources of working capital have been equity financings, equipment lease financings, contract research funding and interest earned on investments.

     We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred by us in performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Novo Nordisk, to manage diabetes using insulin and other blood glucose regulating compounds and with GlaxoSmithKline, to manage acute and breakthrough pain using opioid analgesics.

     The collaborative agreement with Novo Nordisk and the collaborative agreement, as amended, with GlaxoSmithKline provide for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from these development partners based on revenues from partner sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreements as the research and development expenses are incurred, to the extent they are reimbursable.

     During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assume full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. The Company anticipates that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which are expected to be available during the summer of 2001. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline.

     In February 2001, we announced that we had mutually agreed with Genentech to discontinue the development of rhDNase using our proprietary AERx system. We also announced that we would be entering into a new agreement allowing Genentech to evaluate the feasibility of using the AERx Pulmonary Drug Delivery System for pulmonary delivery of other Genentech compounds. Under the terms of the agreement, Genentech will not require us to repay the loan of funds required to conduct product development to date under the discontinued program. Forgiveness of the loan and accrued interest will result in an extraordinary gain during the first quarter of 2001 of approximately $6,674,000. We will be required to reimburse Genentech approximately $773,000 for unspent project prepayments.

RESULTS OF OPERATIONS

  Years Ended December 31, 2000, 1999 and 1998

     Contract Revenues. We reported revenues from collaborative contracts of $20.3 million in 2000, compared to $16.8 million in 1999 and $17.5 million in 1998. Revenue increases in 2000 resulted primarily from the expansion of partner-funded project development revenue from Novo Nordisk and the receipt of a milestone payment from Genentech offset by a reduction in partner-funded project development revenue from GlaxoSmithKline. Revenue decreases in 1999 resulted primarily from the completion of certain reimbursable Phase 2 activities associated with the GlaxoSmithKline program. Revenue increases in 1998 resulted from the expansion of our partner-funded project development programs, primarily the Novo Nordisk agreement signed in June 1998. Costs associated with contract research revenue are included in research and development expenses.

     Research and Development Expenses. Research and development expenses have increased each year since our inception. These expenses were $48.2 million in 2000, compared to $33.6 million in 1999 and $25.5 million in 1998. Research and development expenses as a percentage of total expenses were 84% in 2000, 81% in 1999 and 75% in 1998. Research and development expenses in 2000 increased by $14.6 million or 43% over 1999, which was attributable to the expansion of research and development efforts to support the ongoing programs with Novo Nordisk and Genentech. Research and development expenses in 1999 increased by $8.1 million or 32% over 1998, which was attributable to the expansion of research and development efforts to support the ongoing programs with Novo Nordisk and GlaxoSmithKline and the addition of the Genentech program.

     These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. We expect research and development spending to increase significantly over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success in pursuing existing development collaborations, as well as developing and negotiating new collaborative agreements.

     General and Administrative Expenses. General and administrative expenses were $9.3 million in 2000 compared to $7.8 million in 1999 and $8.7 million in 1998. General and administrative expenses increased by $1.4 million or 18% in 2000 compared to 1999, as a result of additional personnel and leased facilities to support our expansion of research, development and manufacturing activities and increased efforts to develop collaborative relationships with new corporate partnerships. General and administrative expenses decreased by $812,000 or 9% in 1999 compared to 1998, as a result of the termination of a program to market and sell a discontinued product during 1998.

     Interest Income. Interest income was $3.1 million in 2000, compared to $1.9 million in 1999 and $1.8 million in 1998. The increases were due to the Company maintaining larger cash and investment balances, which resulted from the receipt of research development funding and milestone payments from collaborative partners and the completion of a follow-on public offering in April 2000, the initial sale of common stock using an existing common stock equity line in December 2000 and the completion of private placements for the Company's common stock in March 1999 and April 1998.

     Interest Expense and Other. Interest expense was $1.5 million in 2000, compared to $0.9 million in 1999 and $0.5 million in 1998. The increases resulted primarily from higher outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. As of December 31, 2000, we had received approximately $148.6 million in net proceeds from sales of our capital stock. In December 2000, we obtained an additional $3.0 million equipment line of credit, of which $2.6 million was funded as of December 31, 2000. As of December 31, 2000, we had cash, cash equivalents and short-term investments of approximately $44.4 million.

     Net cash used in operating activities in 2000 was $25.8 million, compared to $27.0 million in 1999 and $4.9 million in 1998. The decrease in cash used during 2000 resulted primarily from increases in accounts payable, accrued liabilities and depreciation expense, as well as a decrease in receivables, partially offset by an increase in net loss and a decrease in deferred revenue. The increase in cash used during 1999 resulted primarily from increases in the net loss and receivables, as well as decreases in accrued liabilities and deferred revenue, partially offset by an increase in depreciation expense.

     Net cash used in investing activities in 2000 was $16.1 million, compared to net cash used of $6.0 million in 1999 and $21.0 million in 1998. The increase in cash used in 2000 resulted primarily from higher capital expenditures. The decrease in cash used in 1999 resulted primarily from reduced capital expenditures and a decrease in the purchase of short-term investments.

     Net cash provided by financing activities in 2000 was $53.3 million, consisting primarily of proceeds from the completion of a follow-on public offering in April 2000, which raised net proceeds of $42.6 million, the initial sale of common stock using a common stock equity line in December 2000, which raised proceeds of $2.2 million, the sale of common stock through our employee benefit plans during 2000, which raised proceeds of $4.0 million, notes payable supporting loans received under a collaborative development agreement with Genentech and proceeds from equipment loans. Net cash provided by financing activities in 1999 was $31.6 million, consisting primarily of proceeds from the completion of a private placement of common stock in March 1999, which raised net proceeds of approximately $24.8 million, notes payable supporting loans received under a collaborative development agreement with Genentech and proceeds from equipment loans. Net cash provided by financing activities in 1998 was $21.2 million, consisting primarily of proceeds from the completion of a private placement of common stock in April 1998, which raised net proceeds of $12.0 million, a $5.0 million equity investment by Novo Nordisk in June 1998, and the receipt of proceeds from equipment loans.

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

     We anticipate that we will be able to maintain current and planned operations, including anticipated capital spending requirements of approximately $54 million, through the end of 2001 with the proceeds from the follow-on public offering in April 2000, the sale of common stock to our partners pursuant to the exercise of put options by us under the terms of various collaboration agreements, the sale of common stock from the common stock equity line with Acqua Wellington North American Equities Fund, Ltd., committed funding from our corporate development partners, primarily Novo Nordisk, and projected interest income. We expect that our cash requirements will increase in future periods and there can be no assurance that we will not need to raise substantial additional capital to fund our operations and capital spending before becoming profitable. We may seek additional funding through collaborations, debt financing or through public or private equity. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

                                  RISK FACTORS

     Except for historical information contained herein, the discussion in this section contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES.

     We have never been profitable, and through December 31, 2000, we have incurred a cumulative deficit of approximately $110.4 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

WE MAY NOT BE ABLE TO DEVELOP PRODUCTS SUCCESSFULLY.

     Our AERx systems are at an early stage of development and we are currently testing them using hand-held prototypes. Before we can begin to sell the AERx systems commercially, we will need to invest in substantial additional development and conduct preclinical and clinical testing. In order to further develop our AERx systems, we will need to address engineering and design issues, including ensuring that the AERx systems can deliver a reproducible amount of drug into the bloodstream and can be manufactured successfully as hand-held systems. We cannot assure investors that we will be successful in addressing the design, engineering and manufacturing issues. Additionally, we will need to formulate and package drugs for delivery by our AERx systems. We cannot assure investors that we will be able to do this successfully.

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

     While our development efforts are at different stages for different products, there can be no assurance that we will successfully develop any products. We may also abandon some or all of our proposed products. If we cannot develop potential products in a timely manner, our business will be impaired.

WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS SUCCESSFULLY.

     Our success in commercializing our products depends on many factors, including acceptance by health care professionals and patients. Their acceptance of our products will largely depend on our ability to demonstrate our products' ability to compete with alternate delivery systems with respect to:

     - safety;

     - efficacy;

     - ease of use; and

     - price.

     There can be no assurance that our products will be competitive with respect to these factors or that our partners will be able to successfully market any of them in a timely manner.

WE DEPEND UPON COLLABORATIVE PARTNERS AND NEED ADDITIONAL COLLABORATIVE
PARTNERS.

     Our commercialization strategy depends on our ability to enter into agreements with collaborative partners. In particular, our ability to successfully develop and commercialize the AERx Diabetes Management System depends on our development partnership with Novo Nordisk.

     Novo Nordisk has agreed to:

     - undertake certain collaborative activities with us;

     - design and conduct advanced clinical trials;

     - fund research and development activities with us;

     - pay us fees upon achievement of certain milestones; and

     - purchase product at a defined premium, pay royalties and/or share gross profits if and when we commercialize a product.

     The development and commercialization of the AERx Diabetes Management System will be delayed if Novo Nordisk fails to conduct these collaborative activities in a timely manner or at all. In addition, our development partners could terminate these agreements and we have no assurance that we will receive any development and milestone payments. If we do not receive development funds or achieve milestones set forth in the agreements, or if any of our development partners breach or terminate their agreement, our business will be impaired.

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

There can be no assurance that we will be able to establish such additional corporate partnerships or collaborative arrangements on favorable terms or at all, or that our existing or future corporate partnerships or collaborative arrangements will be successful. Nor can there be any assurance that existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. We could have disputes with our existing or future corporate partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. If any of our corporate partners or collaborators do not develop or commercialize any product to which it has obtained rights from us, our business could be impaired.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

     We have only limited manufacturing experience. We have validated only a single clinical manufacturing facility for disposable packets for our various AERx systems. We anticipate spending significant amounts to attempt to provide for the high-volume manufacturing required for multiple AERx products, and some of this spending will occur before our products are approved. There can be no assurance that:

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

     We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our AERx devices. There can be no assurance that we will be able to enter into or maintain satisfactory contract manufacturing arrangements. Certain components of our products may be available, at least initially, only from single sources. There can be no assurance that we could find alternate suppliers for any of these components. A delay of or interruption in production resulting from any supply problem could have a material adverse effect on our business.

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

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments.

     We anticipate that we will be able to maintain current and planned operations, including anticipated capital spending requirements of approximately $54 million, through the end of 2001 with the proceeds from the follow-on public offering in April 2000, the sale of common stock to our partners pursuant to the exercise of put options by us under the terms of various collaboration agreements, the sale of common stock from the common stock equity line with Acqua Wellington North American Equities Fund, Ltd., committed funding from our corporate development partners, primarily Novo Nordisk, and projected interest income. Depending on the timing and nature of additional development collaborations, we may need to raise additional funds to finance our operations beyond the end of 2001. Our cash requirements may change because of our research and development efforts, including capital expenditures and funding preclinical and clinical trials and manufacturing capacity. We may seek additional funding through collaborations or through public or private equity financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, substantial dilution to shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others. Such arrangements might require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT ALL.

     All medical devices and new drugs, including our products under development, are subject to extensive and rigorous regulation by the federal government, principally the Food and Drug Administration ("FDA") and by state and local government agencies. Such regulations govern the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Medical devices or drug products that are marketed abroad are also subject to regulation by foreign governments.

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

     There can be no assurance that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Moreover, there can be no assurance that any required approvals, once obtained, will not be withdrawn or that we will remain in compliance with other regulatory requirements. If we, or manufacturers of our components, fail to comply with applicable FDA and other regulatory requirements, we, or manufacturers of our components, are subject to sanctions, including:

     - warning letters;

     - fines;

     - product recalls or seizures;

     - injunctions;

     - refusals to permit products to be imported into or exported out of the United States;

     - withdrawals of previously approved marketing applications; and

     - criminal prosecutions.

     Manufacturers of drugs also are required to comply with the applicable Good Manufacturing Practices ("GMP") requirements, which relate to product testing, quality assurance and maintaining records and documentation. There can be no assurance that we will be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations, which would impair our business.

     In addition, to market our products in foreign jurisdictions, we and our partners must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. There can be no assurance that we will obtain regulatory approvals in such jurisdictions or that we will not be required to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired.

     Because certain of our clinical studies involve narcotics, we are registered with the Drug Enforcement Agency ("DEA") and our facilities are subject to inspection and DEA export, import, security and production quota requirements. We cannot assure investors that we will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not otherwise harm our business.

THE RESULTS OF PRECLINICAL AND CLINICAL TESTING ARE UNCERTAIN.

     Before we can file for regulatory approval for the commercial sale of our potential AERx products, the FDA will require extensive preclinical and clinical testing to demonstrate their safety and efficacy. To date, we have tested prototype patient-operated versions of our AERx systems with morphine, insulin and dornase alfa on a limited number of individuals in Phase 1 and Phase 2 clinical trials. If we do not or cannot complete these trials or progress to more advanced clinical trials, we may not be able to commercialize our AERx products.

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

     Although we believe the limited data we have regarding our potential products is encouraging, the results of initial preclinical and clinical testing do not necessarily predict the results that we will get from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of these products will demonstrate that these products are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If we cannot adequately demonstrate that any therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our business.

     We are also developing applications of our AERx platform for the delivery of other compounds. These applications are in early stages of development and we do not yet know the degree of testing and development that will be needed to obtain necessary marketing approvals from the FDA and other regulatory agencies. There can be no assurance that these applications will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all.

     In addition, the FDA may require us to provide clinical data beyond what is currently planned to demonstrate that the chronic administration of drugs delivered via the lung for systemic effect is safe. There can be no assurance that we will be able to present such data in a timely manner, or at all.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY.

     Researching, developing and commercializing medical devices and therapeutic products entail significant product liability risks. The use of our products in clinical trials and the commercial sale of such products may expose us to liability claims. These claims might be made directly by consumers or by pharmaceutical companies or others selling such products.

     Companies often address the exposure of such risk by obtaining product liability insurance. Although we currently have product liability insurance, there can be no assurance that we can maintain such insurance or obtain additional insurance on acceptable terms, in amounts sufficient to protect our business, or at all. A successful claim brought against us in excess of our insurance coverage would have a material adverse effect on our business.

THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN.

     In both domestic and foreign markets, sales of our potential products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that any of our products will be reimbursable by third-party payers. In addition, there can be no assurance that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

WE USE HAZARDOUS MATERIALS.

     Our operations involve use of hazardous and toxic materials, chemicals and various radioactive compounds that generate hazardous, toxic and radioactive wastes. Although we believe that our safety procedures for handling and disposing of such materials comply with all state and federal regulations and standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and such liability could exceed the resources of our business.

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

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS.

     Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of us without approval of our board of directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

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

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $44.4 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding equipment lease lines and capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Aradigm Corporation

     We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARES DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  20,732    $  9,347
  Short-term investments....................................     23,649      21,912
  Receivables:
     Billed.................................................         70       1,836
     Unbilled...............................................         --       2,050
  Other current assets......................................        735       1,013
                                                              ---------    --------
          Total current assets..............................     45,186      36,158
Property and equipment, net.................................     25,323      14,160
Notes receivable from officers and employees................        119         130
Other assets................................................        743         342
                                                              ---------    --------
          Total assets......................................  $  71,371    $ 50,790
                                                              =========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,894    $  2,240
  Accrued clinical and cost of other studies................        517          95
  Accrued compensation......................................      1,246       1,275
  Deferred revenue..........................................      6,622       7,361
  Other accrued liabilities.................................      2,234         527
  Current portion of notes payable..........................      6,712          --
  Current portion of capital lease obligations..............      3,099       1,863
                                                              ---------    --------
          Total current liabilities.........................     25,324      13,361
Notes payable less current portion..........................         --       3,956
Noncurrent portion of deferred revenue......................      2,032       3,663
Capital lease obligations, less current portion.............      6,230       5,653
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............         --          --
  Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding shares: 2000 -- 18,266,955; 1999
     -- 14,749,777..........................................    148,573      99,603
  Shareholder notes receivable..............................       (131)       (163)
  Deferred compensation.....................................       (216)       (379)
  Accumulated deficit.......................................   (110,441)    (74,904)
                                                              ---------    --------
          Total shareholders' equity........................     37,785      24,157
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $  71,371    $ 50,790
                                                              =========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Contract and license revenues..............................  $ 20,303    $ 16,812    $ 17,515
Expenses:
  Research and development.................................    48,176      33,625      25,549
  General and administrative...............................     9,271       7,849       8,661
                                                             --------    --------    --------
          Total expenses...................................    57,447      41,474      34,210
                                                             --------    --------    --------
Loss from operations.......................................   (37,144)    (24,662)    (16,695)
Interest income............................................     3,110       1,947       1,754
Interest expense and other.................................    (1,528)       (888)       (513)
                                                             --------    --------    --------
Net loss...................................................  $(35,562)   $(23,603)   $(15,454)
                                                             ========    ========    ========
Basic and diluted net loss per share.......................  $  (2.07)   $  (1.66)   $  (1.32)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  share....................................................    17,196      14,216      11,682
                                                             ========    ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARES DATA)

                                                     COMMON STOCK        SHAREHOLDER                                    TOTAL
                                                 ---------------------      NOTES        DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                                   SHARES      AMOUNT    RECEIVABLE    COMPENSATION     DEFICIT        EQUITY
                                                 ----------   --------   -----------   ------------   -----------   -------------
Balances at December 31, 1997..................  10,632,133   $ 54,976      $(386)        $(104)       $ (35,827)     $ 18,659
  Issuance of common stock for cash, net.......   1,450,002     16,988         --            --               --        16,988
  Issuance of common stock under the employee
    stock purchase plan........................      87,887        590         --            --               --           590
  Issuance of common stock upon exercise of
    stock options..............................      28,749        259         --            --               --           259
  Repurchase of common stock...................     (35,155)       (17)        17            --               --            --
  Issuance of warrants for services............          --        268         --            --               --           268
  Repayment of shareholders' notes.............          --         --         81            --               --            81
  Deferred and other compensation..............          --        704         --          (704)              --            --
  Amortization of deferred compensation........          --         --         --           267               --           267
  Comprehensive loss:
    Net loss...................................          --         --         --            --          (15,454)      (15,454)
    Other comprehensive income (loss):
      Net change in unrealized gain on
        available-for-sale investments.........          --         --         --            --                2             2
                                                 ----------   --------      -----         -----        ---------      --------
        Total comprehensive loss...............          --         --         --            --          (15,452)      (15,452)
                                                 ----------   --------      -----         -----        ---------      --------
Balances at December 31, 1998..................  12,163,616     73,768       (288)         (541)         (51,279)       21,660
  Issuance of common stock for cash, net.......   2,428,338     24,798         --            --               --        24,798
  Issuance of common stock under the employee
    stock purchase plan........................      98,860        713         --            --               --           713
  Issuance of common stock upon exercise of
    stock options..............................      58,963        324         --            --               --           324
  Repayment of shareholders' notes.............          --         --        125            --               --           125
  Amortization of deferred compensation........          --         --         --           162               --           162
  Comprehensive loss:
    Net loss...................................          --         --         --            --          (23,603)      (23,603)
    Other comprehensive income (loss):
      Net change in unrealized loss on
        available-for-sale investments.........          --         --         --            --              (22)          (22)
                                                 ----------   --------      -----         -----        ---------      --------
        Total comprehensive loss...............          --         --         --            --          (23,625)      (23,625)
                                                 ----------   --------      -----         -----        ---------      --------
Balances at December 31, 1999..................  14,749,777     99,603       (163)         (379)         (74,904)       24,157
  Issuance of common stock for cash, net.......   2,989,795     44,676         --            --               --        44,676
  Issuance of common stock under the employee
    stock purchase plan........................     129,414      1,058         --            --               --         1,058
  Issuance of common stock upon exercise of
    stock options..............................     318,676      2,940         --            --               --         2,940
  Issuance of common stock for services........         728          3         --            --               --             3
  Issuance of warrants for services............          --        293         --            --               --           293
  Issuance of common stock for warrants........      78,565         --         --            --               --            --
  Repayment of shareholders' notes.............          --         --         32            --               --            32
  Amortization of deferred compensation........          --         --         --           163               --           163
  Comprehensive loss:
    Net loss...................................          --         --         --            --          (35,562)      (35,562)
    Other comprehensive income (loss):
      Net change in unrealized gain on
        available-for-sale investments.........          --         --         --            --               25            25
                                                 ----------   --------      -----         -----        ---------      --------
        Total comprehensive loss...............          --         --         --            --          (35,537)      (35,537)
                                                 ----------   --------      -----         -----        ---------      --------
Balances at December 31, 2000..................  18,266,955   $148,573      $(131)        $(216)       $(110,441)     $ 37,785
                                                 ==========   ========      =====         =====        =========      ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from operating activities:
Net loss...................................................  $(35,562)   $(23,603)   $(15,454)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     3,213       2,356       1,773
  Loss on sale of equipment................................        --          15          --
  Issuance of warrants and common stock for services.......       296          --         268
  Amortization of deferred compensation....................       163         162         267
  Changes in operating assets and liabilities:
     Receivables...........................................     3,816      (3,112)       (513)
     Other current assets..................................       278        (421)        200
     Other assets..........................................      (401)       (126)         --
     Accounts payable......................................     2,654         261         474
     Accrued compensation..................................       (29)         14         533
     Accrued liabilities...................................     2,129        (902)      1,182
     Deferred revenue......................................    (2,370)     (1,649)      6,334
                                                             --------    --------    --------
Net cash used in operating activities......................   (25,813)    (27,005)     (4,936)
                                                             --------    --------    --------
Cash flows from investing activities:
Capital expenditures.......................................   (14,376)     (4,349)     (9,552)
Proceeds for sale of equipment.............................        --          14          --
Purchases of available-for-sale investments................   (26,764)    (30,841)    (34,940)
Proceeds from maturities of available-for-sale
  investments..............................................    25,052      29,178      23,459
                                                             --------    --------    --------
Net cash used in investing activities......................   (16,088)     (5,998)    (21,033)
                                                             --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of common stock, net................    48,674      25,835      17,837
Notes payable..............................................     2,756       3,956          --
Proceeds from repayments of shareholder notes..............        32         125          81
Notes receivable from officers.............................        11           5         168
Proceeds from equipment loans..............................     4,051       3,294       4,176
Payments on capital lease obligations and equipment
  loans....................................................    (2,238)     (1,630)     (1,045)
                                                             --------    --------    --------
Net cash provided by financing activities..................    53,286      31,585      21,217
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    11,385      (1,418)     (4,752)
Cash and cash equivalents at beginning of year.............     9,347      10,765      15,517
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 20,732    $  9,347    $ 10,765
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................  $    855    $    820    $    513
                                                             ========    ========    ========
Non-cash investing and financing activities:
  Common stock repurchased upon cancellation of shareholder
     notes.................................................  $     --    $     --    $     17
                                                             ========    ========    ========
  Issuance of warrants and common stock for services.......  $    296    $     --    $    268
                                                             ========    ========    ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Aradigm Corporation (the "Company") is a California corporation. Aradigm is engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving significant revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities are dependent upon the ability of management to obtain additional financing as required.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Impairment of Long-Lived Assets

     The Company reviews for impairment whenever events or changes in circumstances indicates that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss is recognized on the Statements of Operations.

Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. The Company recognizes revenue under the agreements as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved.

Net Loss Per Share

     Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding less the weighted average number of shares subject to repurchase. In the years ended December 31, 2000, 1999 and 1998, the weighted average number of shares subject to repurchase were zero, 48,000 and 158,000, respectively. No diluted loss per share information has

                              ARADIGM CORPORATION
been presented in the accompanying statements of operations since potential common shares from stock options and warrants are antidilutive. For the years ended December 31, 2000, 1999 and 1998, the total number of shares excluded from diluted loss per share relating to these securities was 2,232,633, 899,319 and 1,234,298 shares, respectively.

Employee Benefit Plans

     The Company has a 401(k) Plan which stipulates that all full-time employees with at least three months of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 20% of salary on a pretax basis. The Company's option to provide matching contributions had not been done to date. During December 2000, the Company approved a change to the employment qualification period from three months to one month of employment and approved an employer match program that will become effective during 2001. Subject to a maximum dollar match contribution, the Company will match 50% of the first 6% of the employee's contribution on a pretax basis.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. With respect to the Company's operations, SAB 101 primarily impacts revenue recognition related to nonrefundable up-front research development fees. SAB 101 generally requires that such fees be recognized as revenue ratably over the contractual service period commencing upon the signing of the collaboration agreement. The Company's revenue recognition has been consistent with the provisions of SAB 101 and, accordingly, the adoption of SAB 101, which is effective as of January 1, 2000, had no impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133", which amended FAS 133 with respect to four specific issues. The Company is required to adopt FAS 133, as amended, for the year ended December 31, 2001. The Company does not expect that the adoption of this statement will have a material effect on the financial position, results of operations or cash flows.

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

                              ARADIGM CORPORATION

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

     The following summarizes the Company's fair value of cash equivalents and investments (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Cash equivalents:
  Money market fund......................................  $ 3,343    $    52
  Commercial paper.......................................   17,168      8,318
                                                           -------    -------
                                                           $20,511    $ 8,370
                                                           =======    =======
Short-term investments:
  Commercial paper.......................................  $ 9,522    $ 9,304
  Corporate notes........................................   14,127     12,608
                                                           -------    -------
                                                           $23,649    $21,912
                                                           =======    =======

     As of December 31, 2000 and 1999, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. As of December 31, 2000, the average portfolio duration was approximately three months, and the contractual maturity of any single investment did not exceed nine months from the balance sheet date.

                              ARADIGM CORPORATION

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Machinery and equipment..................................  $22,097    $13,681
Furniture and fixtures...................................    1,489      1,181
Lab equipment............................................    2,480      2,006
Computer equipment and software..........................    3,095      1,828
Leasehold improvements...................................    4,848        937
                                                           -------    -------
                                                            34,009     19,633
Less accumulated depreciation and amortization...........   (8,686)    (5,473)
                                                           -------    -------
                                                           $25,323    $14,160
                                                           =======    =======

     At December 31, 2000 and 1999, property and equipment include assets under capitalized leases of approximately $13,675,000 and $9,890,000, respectively. Accumulated depreciation related to leased assets at December 31, 2000 and 1999, was approximately $5,209,000 and $3,667,000, respectively.

 4. LEASES AND COMMITMENTS

     Amounts borrowed under the Company's equipment lease lines of credit bear interest at rates from 9.8% to 14.6% and are collateralized by the equipment acquired. Under the terms of the lease agreements, the Company has the option to purchase the leased equipment at a negotiated price at the end of each lease term. In September 2000, the Company executed leases for additional space in two facilities that will be used for clinical manufacturing and manufacturing support services. The Company leases its office, laboratory and manufacturing facilities under several operating leases expiring through the year 2016.

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2000 are as follows (amounts in thousands):

                                                          OPERATING    CAPITAL
                                                           LEASES      LEASES
                                                          ---------    -------
Years ending December 31:
  2001..................................................   $ 4,663     $ 3,967
  2002..................................................     4,902       4,282
  2003..................................................     5,048       2,068
  2004..................................................     5,197         513
  2005 and thereafter...................................    48,468          --
                                                           -------     -------
Total minimum lease payments............................   $68,278      10,830
                                                           =======
Less amount representing interest.......................                (1,501)
                                                                       -------
Present value of future lease payments..................                 9,329
Current portion of capital lease obligations............                (3,099)
                                                                       -------
Noncurrent portion of capital lease obligations.........               $ 6,230
                                                                       =======

     For the years ended December 31, 2000, 1999 and 1998, rent expense under operating leases totaled $3,896,000, $2,449,000 and $1,157,000, respectively.

                              ARADIGM CORPORATION

 5. CONTINGENCIES

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contains allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Lilly's complaint. The Court has issued two written rulings on the Company's motion substantially limiting the claims against the Company. Specifically, the Court granted the Company's motion as to Lilly's claim to enforce an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part) and dismissed those claims from the case. The Court denied the Company's motion to Lilly's claims for declaratory relief, unjust enrichment and breach of contract (in part), based on factual disputes between the parties, and those issues remain to be resolved. Trial date has been set for November 2001. Management believes that it has meritorious defenses against each of Eli Lilly's claims and that this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company will prevail in this case.

 6. SHAREHOLDERS' EQUITY

Capital Stock

     In April 2000, the Company completed a follow-on public offering of common stock, which raised approximately $42.6 million in net proceeds with the issuance of 2,875,000 shares of common stock.

     In November 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd ("Acqua"), a Bahamas based company, establishing a common stock equity line. Pursuant to the equity line, Acqua, subject to the Company's satisfaction of certain conditions, has committed to purchase up to $50 million of the Company's common stock over a period not to exceed 20 months, at a discount to a 20-day weighted average trading price ranging from 5% to 7%. The amount that the Company may draw down for any draw down pricing period is dependent upon a number of factors, including the Company's stock price, trading volume and threshold price set during the draw down pricing period. The Company has a registration statement filed with the Securities and Exchange Commission in November 2000 related to the common stock available for sale under the equity agreement. During December 2000, the Company sold common stock to Acqua and raised approximately $2,172,000 through the sale of 114,795 shares of common stock at an average price of $18.92 per share. The fair market value of the Company's common stock on the closing date was $15.50 per share.

     In March 1999, the Company raised approximately $24.8 million in net proceeds through the private placement of 2,428,338 shares of its common stock.

                              ARADIGM CORPORATION

     In June 1998, the company raised approximately $5.0 million through a private sale of 312,396 shares of its common stock to a development partner at a 25% premium to the market price. In April 1998, the Company raised approximately $12.0 million through a private sale of 1,111,100 shares of its common stock to a group of institutional investors.

     At December 31, 2000, the Company reserved 268,657 shares of its common stock for issuance upon exercise of common stock warrants and 3,591,195 shares for issuance upon exercise of options under all plans.

Stock Warrants

     During September 2000, the Company issued a warrant in connection with an operating lease agreement that entitles the holder to purchase 25,000 shares of common stock at an exercise price of $21.72. This warrant is exercisable through September 2007. The Company valued the warrant using the Black-Scholes option pricing model and recorded approximately $293,000 and is amortizing the warrant over the term of the operating lease agreement, which is 15 years.

     In January 1999, the Company issued a warrant to the placement agent of the private placement of common stock that entitles the holder to purchase 36,425 shares of common stock at an exercise price of $10.50 per share. The Company valued the warrants using the Black-Scholes option pricing model and recorded approximately $221,500 as issuance costs related to the private placement. These warrants are exercisable through June 2004.

     In January and December 1998, the Company issued warrants in connection with an operating lease agreement that entitles the holder to purchase 50,000 and 60,000 shares of common stock at an exercise price of $10.94 and $10.16 per share, respectively. These warrants are exercisable through December 2005. The Company valued the warrants using the Black-Scholes option pricing model and is amortizing the warrants over the term of the operating lease agreement, which is 17 years.

     In April 1998, the Company issued warrants to the placement agents of the private placement of common stock that entitles the holders to purchase 166,665 shares of common stock at an exercise price of $12.42 per share. The Company valued the warrants using the Black-Scholes option pricing model and recorded approximately $765,000 as issuance costs related to the private placement. These warrants are exercisable through June 2003. During November 2000, one of the placement agents exercised 69,433 shares of common stock using a provision of the warrant that allows the holder to purchase common stock in lieu of cash or net issue exercise whenever the fair market value of the Company's common stock exceeds the exercise price of the warrant. The placement agent received a net issue exercise of 32,931 shares of common stock.

     In September 1997, in connection with a consulting agreement, the Company issued a warrant that entitled the holder to purchase 170,000 shares of common stock at an exercise price of $8.96 per share. In June 1998, the Company and the holder mutually agreed to cancel 60,000 unvested shares of the original 170,000 shares, leaving an outstanding balance of 110,000 shares. This warrant is exercisable through August 2003. 26,000 shares vested immediately upon issuance of the warrant. Another 24,000 shares vested ratably over the first twelve months after issuance. The Company valued these warrants using the Black-Scholes option pricing model. 60,000 shares of the 110,000 vested upon certain contingent events that occurred in 1998. Management valued these shares using the Black-Scholes option pricing model, resulting in a value of $268,000 that was fully expensed in 1998. During February 2000, the warrant holder exercised 110,000 shares of common stock using a provision of the warrant that allows the holder to purchase common stock in lieu of cash or net issue exercise whenever the fair market value of the Company's common stock exceeds the exercise price of the warrant. The holder received a net issue exercise of 45,634 shares of common stock.

                              ARADIGM CORPORATION

1996 Non-Employee Directors' Stock Option Plan

     The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") authorized 225,000 shares of common stock for issuance under the plan. Options granted under the Directors' Plan expire no later than ten years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors' Plan. No more options can be granted under the plan after its termination. The termination of the Directors' Plan will have no effect on the options already outstanding.

     The following is a summary of activity under the Directors' Plan:

                                   SHARES AVAILABLE FOR     NUMBER                         WEIGHTED AVERAGE
                                     GRANT OF OPTIONS      OF SHARES    PRICE PER SHARE     EXERCISE PRICE
                                   --------------------    ---------    ---------------    ----------------
Balance at December 31, 1997.....        180,000             45,000         $6.00               $ 6.00
  Options granted................        (30,000)            30,000         $14.25              $14.25
  Options exercised..............             --                 --           --                    --
  Options cancelled..............             --                 --           --                    --
                                         -------            -------
Balance at December 31, 1998.....        150,000             75,000     $6.00 - $14.25          $ 9.30
  Options granted................        (21,568)            21,568     $8.25 - $8.44           $ 8.35
  Options exercised..............             --            (22,500)        $6.00               $ 6.00
  Options cancelled..............             --                 --           --                    --
                                         -------            -------
Balance at December 31, 1999.....        128,432             74,068     $6.00 - $14.25          $10.03
                                         -------            -------
  Options granted................        (84,356)            84,356     $6.13 - $24.13          $20.43
  Options exercised..............             --            (27,500)    $6.00 - $14.25          $ 7.53
  Options cancelled..............        (44,076)            (2,500)        $14.25              $14.25
                                         -------            -------
Balance at December 31, 2000.....             --            128,424     $6.00 - $24.13          $17.31
                                         =======            =======

                           OPTIONS OUTSTANDING AND EXERCISABLE
                 -------------------------------------------------------
                                              WEIGHTED AVERAGE REMAINING
EXERCISE PRICE             WEIGHTED AVERAGE        CONTRACTUAL LIFE
     RANGE       NUMBER     EXERCISE PRICE            (IN YEARS)
---------------  -------   ----------------   --------------------------
$ 6.00 - $ 8.44   34,068        $ 7.82                   7.9
    $14.25        22,500        $14.25                   7.4
$21.56 - $24.13   71,856        $22.77                   9.4
                 -------
$ 6.00 - $24.13  128,424        $17.31                   8.7
                 =======

1996 Equity Incentive Plan

     In April 1996, the Company's Board of Directors adopted and the Company's shareholders approved the 1996 Equity Incentive Plan (the "Plan"), which amended and restated the 1992 Stock Option Plan. Options granted under the Plan may be either incentive or non-statutory stock options. At December 31, 2000, the Company had authorized 4,800,000 shares of common stock for issuance under the Plan. Options granted under the Plan expire no later than ten years from the date of grant. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

                              ARADIGM CORPORATION

     Options granted under the 1996 Equity Incentive Plan are immediately exercisable subject to repurchase provisions, and the shares acquired generally vest over a period of four years from the date of grant. The Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 2000 and 1999, full recourse notes receivable from shareholders were outstanding of $131,000 and $163,000, respectively. These notes generally bear interest at 6% and are due and payable in regular installments over a five-year period. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 38,294 shares in accordance with these agreements. During 2000, the Company granted options to purchase 1,308,325 shares of common stock, none of which were exercised subject to repurchase agreements.

     The following is a summary of activity under the Plan:

                               SHARES AVAILABLE FOR    NUMBER          PRICE        WEIGHTED AVERAGE
                                 GRANT OF OPTIONS     OF SHARES      PER SHARE       EXERCISE PRICE
                               --------------------   ---------   ---------------   ----------------
Balance at December 31,
  1997.......................          153,964          831,133   $ 0.10 - $12.88        $ 7.62
  Options authorized.........        1,000,000               --         --                   --
  Options granted............         (975,300)         975,300   $ 9.13 - $14.63        $11.50
  Options exercised..........               --          (28,749)  $ 6.88 - $12.25        $ 8.99
  Shares repurchased.........           14,062               --   $ 0.43 - $ 4.00        $ 0.58
  Options cancelled..........           58,313          (58,313)  $ 6.88 - $12.88        $ 8.62
                                    ----------        ---------
Balance at December 31,
  1998.......................          251,039        1,719,371   $ 0.10 - $14.63        $ 9.77
  Options authorized.........        1,820,000               --         --                   --
  Options granted............         (475,347)         475,347   $ 6.19 - $12.00        $ 9.42
  Options exercised..........               --          (36,463)  $ 0.37 - $12.25        $ 5.19
  Options cancelled..........           60,349          (60,349)  $ 5.33 - $14.63        $11.03
                                    ----------        ---------
Balance at December 31,
  1999.......................        1,656,041        2,097,906   $ 0.10 - $14.63        $ 9.72
  Options granted............       (1,308,325)       1,308,325   $10.50 - $24.13        $17.29
  Options exercised..........               --         (291,176)  $ 0.10 - $23.56        $ 9.16
  Options cancelled..........          394,577         (394,577)  $ 5.33 - $22.50        $12.24
                                    ----------        ---------
Balance at December 31,
  2000.......................          742,293        2,720,478   $ 0.33 - $24.13        $13.05
                                    ==========        =========

                             OPTIONS OUTSTANDING AND EXERCISABLE
                  ---------------------------------------------------------
                                                 WEIGHTED AVERAGE REMAINING
EXERCISE PRICE                WEIGHTED AVERAGE        CONTRACTUAL LIFE
     RANGE         NUMBER      EXERCISE PRICE            (IN YEARS)
---------------   ---------   ----------------   --------------------------
$ 0.33 - $ 0.43      34,125        $ 0.37                   3.2
    $ 0.57            5,874        $ 0.57                   5.1
    $ 2.00            3,450        $ 2.00                   5.2
$ 4.00 - $ 5.67      90,750        $ 5.21                   4.5
$ 6.75 - $10.06     652,479        $ 8.21                   7.1
$10.50 - $15.38   1,111,914        $12.28                   7.7
$15.94 - $23.56     817,386        $19.46                   9.4
    $24.13            4,500        $24.13                   9.1
                  ---------
$ 0.33 - $24.13   2,720,478        $13.05                   7.9
                  =========

                              ARADIGM CORPORATION

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

     The Company recorded deferred compensation of approximately $704,000 for the difference between the grant price and the fair value of certain of the Company's common stock options granted in 1998. This amount is being amortized over the vesting period of the individual options. There were no such grants in 2000 and 1999. Amortization of deferred compensation recognized in the years ended December 31, 2000, 1999 and 1998 was approximately $163,000, $162,000 and $267,000, respectively. The weighted average fair value of options granted in 1998 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $12.13. The weighted average fair value of options granted during 2000, 1999 and 1998 with an exercise price equal to the fair value of the Company's common stock on the date of grant was $11.08, $4.98 and $6.09, respectively.

     Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and non-employee director stock options granted subsequent to December 31, 1994 under the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.2%, 5.2% and 5.2% for the years ended December 31, 2000, 1999 and 1998, respectively; a dividend yield of 0.0%; the annual volatility factor of the expected market price of the Company's common stock for 2000, 1999 and 1998 are 78.0%, 64.1% and 62.9%, respectively; and a weighted average expected option life of four years.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Pro forma information on the above basis is as follows (amounts in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss -- as reported............................  $(35,562)   $(23,603)   $(15,454)
Pro forma net loss.................................  $(39,587)   $(26,087)   $(17,254)
Basic and diluted net loss per share -- as
  reported.........................................  $  (2.07)   $  (1.66)   $  (1.32)
Pro forma basic and diluted net loss per share.....  $  (2.30)   $  (1.85)   $  (1.41)

     The pro forma impact of options on the net less for the years ended December 31, 2000, 1999 and 1998 is not representative of the effects on the pro forma net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

  Employee Stock Purchase Plan

     At the Annual Meeting of shareholders held in May 2000, the number of shares under the Employee Stock Purchase Plan (the "Purchase Plan") increased by 120,000 shares to 500,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. As of December 31, 2000 a total of 337,985 shares have been issued under the Purchase Plan.

                              ARADIGM CORPORATION

 7. COLLABORATIVE AGREEMENTS

     The Company had originally executed an agreement with Genentech in May 1999. The agreement was to develop the drug dornase alfa in the AERx system. Dornase alfa is the active ingredient in the currently marketed Genentech product, Pulmozyme. The agreement provided that development expenses incurred by Aradigm would be reimbursed by Genentech in the form of loans supported by promissory notes bearing interest at two percent over the prime rate which was 11.5% at December 31, 2000. Principal and unpaid accrued interest is due at the earlier of 15 days after FDA approval or seven years after the effective date of the collaborative agreement or May 21, 2006. The Company would also receive certain milestone payments at various points of product development. In September 2000, the Company received a milestone payment of $500,000 for the successful completion of a U.S. Phase 2a clinical trial of the AERx Pulmonary Drug Delivery System for the delivery of dorname alfa to patients with cystic fibrosis.

     In February 2001, the Company announced that it has mutually agreed with Genentech to discontinue the development of rhDNase using the Company's proprietary AERx system. The companies also announced that they would be entering into a new agreement allowing Genentech to evaluate feasibility of using the AERx Pulmonary Drug Delivery System for pulmonary delivery of other Genentech compounds. Under the terms of the agreement, Genentech will not require the Company to repay the loan of funds required to conduct product development under the discontinued program. Forgiveness of the loan and accrued interest will result in an extraordinary gain during the first quarter of 2001 of approximately $6,674,000. The Company will be required to refund Genentech approximately $773,000 for unspent project prepayments.

     In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation. In addition, the agreement provides Novo Nordisk with an option to develop the technology for delivery of other compounds. Under the terms of the agreement, Novo Nordisk has been granted exclusive rights to worldwide sales and marketing rights for any products developed under the terms of the agreement.

     During 2000 and 1999, pursuant to the Novo Nordisk agreement, the Company received payments for product development of approximately $13.9 million in each year. In future periods, the Company could receive up to $43 million in additional product development and nonrefundable milestone payments and $5.0 million in equity investment. During 1998, the Company received approximately $8.5 million in product development and nonrefundable milestone payments and $5.0 million for the purchase of Company common stock at a 25% premium to the fair market price. Novo Nordisk will fund all product development costs incurred by the Company, while Novo Nordisk and the Company will co-fund final development of the AERx device. The Company will be the initial manufacturer of all the products covered by the agreement and will receive a share of the overall gross profits resulting from Novo Nordisk's sales of the products. For the years ended December 31, 2000, 1999 and 1998, the Company recognized contract revenues of $15.4 million, $8.7 million and $5.3 million, respectively.

     The Company had originally executed the development and commercialization agreement with GlaxoSmithKline in September 1997. The agreement covered the use of the AERx Pain Management System for the delivery of narcotic analgesics and the companies intended to collaborate on the development of the products within this field. Under the terms of the agreement, GlaxoSmithKline had been granted exclusive worldwide sales and marketing rights to the AERx Pain Management System for use with such analgesics, and the Company retained all manufacturing rights. If the system received regulatory approval, the Company intended to sell devices and drug packets to GlaxoSmithKline and would receive royalties on developed product sold by GlaxoSmithKline.

     During December 2000, the Company and GlaxoSmithKline amended the product development and commercialization agreement whereby the Company assumes full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless GlaxoSmithKline or

                              ARADIGM CORPORATION
the Company terminate the agreement for other reasons, GlaxoSmithKline can restore its rights and obligations to participate in and fund development and commercialization of product under the amended agreement upon payment of a restoration fee to the Company. The Company anticipates that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results. If the Company elects to terminate the agreement and continues or intends to continue any development activities, either alone or in collaboration with a third party, then the Company shall pay an exit fee to GlaxoSmithKline.

     Through December 31, 2000, the Company had received from GlaxoSmithKline approximately $23.7 million in product development and milestone payments and $5 million from the purchase of shares of Aradigm common stock at a 25% premium to the fair market price. The Company has the rights to receive an additional $5 million equity investment from GlaxoSmithKline. For the years ended December 31, 2000, 1999 and 1998, the Company recognized contract revenue of $3.4 million, $5.2 million and $11.0 million, respectively.

 8. INCOME TAXES

     The Company uses the liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (amounts in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net operating loss carryforward........................  $ 38,600    $ 21,340
Deferred revenue.......................................     3,461       4,410
Research and development credits.......................     3,980       2,575
Other..................................................       620       1,303
                                                         --------    --------
Total deferred tax assets..............................    46,661      29,628
Valuation allowance....................................   (46,661)    (29,628)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17,033,000 and $8,909,000 during 2000 and 1999, respectively.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $98,000,000, which expire in the years 2006 through 2020, and federal research and development tax credits of approximately $2,900,000, which expire in the years 2006 through 2020.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to ownership change limitations provided by the Internal revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

                              ARADIGM CORPORATION

 9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Following is a summary of the quarterly results of operations for the year ended December 31, 2000:

                                               MARCH 31,    JUNE 3,     SEPTEMBER 30,    DECEMBER 31,
                                                 2000         2000          2000             2000
                                               ---------    --------    -------------    ------------
Contract and license revenues................   $ 5,700     $ 4,804        $ 4,715         $  5,084
Expenses:
  Research and development...................    10,896      11,509         11,974           13,797
  General and administrative.................     2,073       2,453          2,399            2,346
                                                -------     -------        -------         --------
          Total expenses.....................    12,969      13,962         14,373           16,143
                                                -------     -------        -------         --------
Loss from operations.........................    (7,269)     (9,158)        (9,658)         (11,059)
Interest income..............................       395         969            936              810
Interest expense and other...................      (321)       (367)          (413)            (427)
                                                -------     -------        -------         --------
Net loss.....................................   $(7,195)    $(8,556)       $(9,135)        $(10,676)
                                                =======     =======        =======         ========
Basic and diluted net loss per share.........   $ (0.48)    $ (0.48)       $ (0.51)        $  (0.59)
                                                =======     =======        =======         ========
Shares used in computing basic and diluted
  net loss per share.........................    14,846      17,810         17,967           18,141
                                                =======     =======        =======         ========

                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
Contract and license revenues................   $ 3,586     $ 3,551        $ 5,017         $ 4,658
Expenses:
  Research and development...................     7,587       7,620          9,155           9,263
  General and administrative.................     1,609       2,312          2,227           1,701
                                                -------     -------        -------         -------
          Total expenses.....................     9,196       9,932         11,382          10,964
                                                -------     -------        -------         -------
Loss from operations.........................    (5,610)     (6,381)        (6,365)         (6,306)
Interest income..............................       420         574            500             453
Interest expense and other...................      (289)       (220)          (183)           (196)
                                                -------     -------        -------         -------
Net loss.....................................   $(5,479)    $(6,027)       $(6,048)        $(6,049)
                                                =======     =======        =======         =======
Basic and diluted net loss per share.........   $ (0.43)    $ (0.41)       $ (0.41)        $ (0.41)
                                                =======     =======        =======         =======
Shares used in computing basic and diluted
  net loss per share.........................    12,737      14,661         14,693          14,746
                                                =======     =======        =======         =======

10. SUBSEQUENT EVENTS

EXERCISE OF PUT OPTION BY COMPANY

     In January 2001, the Company raised $5 million through the sale of 339,961 common shares at an average price of $14.71 per share to GlaxoSmithKline. The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with GlaxoSmithKline.

SALE OF COMMON STOCK THROUGH COMMON STOCK EQUITY LINE

     In February 2001, the Company had a second sale of common stock to Acqua Wellington North American Equities Fund, Ltd. The Company raised $5 million through the sale of 436,110 common shares at an average price of $11.46 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 18, 2001, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS.

     Included in Part II of this Report:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........     33
Balance Sheets -- December 31, 2000 and 1999................     34
Statements of Operations -- Years ended December 31, 2000,
  1999 and 1998.............................................     35
Statements of Shareholders' Equity -- Years ended December
  31, 2000, 1999 and 1998...................................     36
Statements of Cash Flows -- Years ended December 31, 2000,
  1999 and 1998.............................................     37
Notes to Financial Statements...............................     38

(2) FINANCIAL STATEMENT SCHEDULES.

     None.

(3) EXHIBITS.

     3.1(1)       Amended and Restated Articles of Incorporation of the
                  Company.
     3.2(1)       Bylaws of the Company.
     4.1          Reference is made to Exhibits 3.1 and 3.2.
     4.2(1)       Specimen stock certificate.
     4.3(1)       Amended and Restated Investor Rights Agreement, dated
                  December 22, 1995, among the Company and certain of its
                  shareholders.
    10.1(9)       Employee Stock Purchase Plan, as amended.
    10.1(1)(2)    Form of Indemnity Agreement between the Registrant and each of its directors and officers.
    10.2(1)(2)    The Company's Equity Incentive Plan, as amended (the "Equity
                  Incentive Plan").
    10.3(1)(2)    Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan.
    10.4(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive Plan.
    10.5(1)(2)    Form of the Company's Non-Employee Directors' Stock Option
                  Plan.
    10.6(1)(2)    Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee Directors' Stock Option Plan.
    10.7(1)(2)    Form of the Company's Employee Stock Purchase Plan.
    10.8(1)(2)    Form of the Company's Employee Stock Purchase Plan Offering
                  Document.
    10.9(1)       Lease Agreement for the property located at 26219 Eden
                  Landing Road, Hayward, California, dated November 1992 and amended November 29, 1994, between the Company and Hayward
                  Point Eden I Limited Partnership.
    10.9a(3)      Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
    10.9b(3)      Third Amendment to Lease, dated January 28, 1998, between
                  the Company and Hayward Point Eden I Limited Partnership.

    10.10(3)      Lease Agreement for the property located at 26224 Executive
                  Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
    10.11(1)      Lease Agreement for the property located at 3930 Point Eden
                  Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited Partnership.
    10.11a(3)     First Amendment to Lease, dated June 10, 1996, between the
                  Company and Hayward Point Eden I Limited Partnership.
    10.11b(3)     Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
    10.11c(3)     Third Amendment to Lease, dated January 28, 1998, between
                  the Company and Hayward Point Eden I Limited Partnership.
    10.12(1)(2)   Stock Purchase Agreement and related agreements, including
                  Promissory Note, dated May 19, 1994, between the Company and
                  Richard P. Thompson.
    10.13(1)(2)   Stock Purchase Agreement and related agreements, including
                  Promissory Note, dated May 23, 1995, between the Company and
                  R. Ray Cummings.
    10.14(1)(2)   Note Agreement and Promissory Note Secured by Deed of Trust,
                  dated May 1, 1995, between the Company and R. Ray Cummings.
    10.15(1)(2)   Promissory Note, dated October 26, 1995, between the Company and Igor Gonda.
    10.16(1)(2)   Promissory Note, dated December 27, 1995, between the
                  Company and Igor Gonda.
    10.17(1)      Master Lease Agreement and Warrant, between the Company and
                  Comdisco, Inc., dated June 9, 1995.
    10.18(4)(5)   Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.
    10.19(4)(5)   Stock Purchase Agreement between the Company and SmithKline
                  Beecham PLC.
    10.20(3)      Lease Agreement for the property located at 3911 Trust Way,
                  Hayward, California, dated March 17, 1997, between the
                  Company and Hayward Point Eden I Limited Partnership.
    10.20a(3)     First Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
    10.20b(3)     Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
    10.21(3)      Lease Agreement for the property located in Phase V of the
                  Britannia Point Eden Business Park in Hayward, California,
                  dated January 28, 1998, between the Company and Britannia
                  Point Eden, LLC.
    10.22(6)      Common Stock Purchase Agreement, dated April 3, 1998,
                  between the Company and the purchasers named therein.
    10.23(6)      Development and License Agreement, dated June 2, 1998,
                  between the Company and Novo Nordisk A/S.
    10.24(7)      Rights Agreement, dated as of August 31, 1998, between the
                  Company and Bank Boston, N.A.
    10.25(8)      Common Stock Purchase Agreement, dated January 27, 1999,
                  between the Company and the purchasers named therein.
    10.26(10)     Lease Agreement for the property located at 2704 West Winton
                  Avenue, Hayward, California, dated September 11, 2000,
                  between the Company and Winton Industrial Center, Inc.

    10.27(10)     Lease Agreement for the property located at 3930 Point Eden
                  Way, Hayward, California, dated July 1, 2000, between the
                  Company and Hayward Point Eden I Limited Partnership.
    10.28(11)     Common Stock Purchase Agreement, dated as of November 3,
                  2000, by and between the Company and Acqua Wellington North
                  American Equities Fund, Ltd.
    10.29(12)     Amendment to GlaxoSmithKline agreement executed in December
                  2000.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney. Reference is made to page 54.

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

 (9) Incorporated by reference to the Company's Proxy Statement filed April 19, 2000.

(10) Incorporated by reference to the indicated exhibit in the Company's Form 10-Q filed on November 13, 2000.

(11) Incorporated by reference to the indicated exhibit in the Company's Form 8-K filed on December 11, 2000.

(12) The Company has sought confidential treatment for portions of the referenced exhibit.

(B) REPORTS ON FORM 8-K.

     During the three month period ended December 31, 2000, one Current Report was filed on Form 8-K under Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits. This report was dated December 11, 2000 and was filed on the same date.

(C) INDEX TO EXHIBITS.

     See Exhibits listed under Item 14(a)(3).

(D) FINANCIAL STATEMENT SCHEDULES.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 29th day of March, 2001.

                                          ARADIGM CORPORATION

                                          By:    /s/ RICHARD P. THOMPSON
                                            ------------------------------------
                                                    Richard P. Thompson
                                               President and Chief Executive
                                                           Officer

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Richard P. Thompson and Norman Halleen, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ RICHARD P. THOMPSON                   President, Chief Executive     March 29, 2000
-----------------------------------------------------       Officer and Director
                 Richard P. Thompson                        (Principal Executive
                                                                  Officer)

                 /s/ NORMAN HALLEEN                      Vice President, Finance and    March 29, 2000
-----------------------------------------------------        Administration and
                   Norman Halleen                          Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                 /s/ FRANK H. BARKER                              Director              March 29, 2000
-----------------------------------------------------
                   Frank H. Barker

                  /s/ WAYNE L. ROE                                Director              March 29, 2000
-----------------------------------------------------
                    Wayne L. Roe

               /s/ VIRGIL D. THOMPSON                             Director              March 29, 2000
-----------------------------------------------------
                 Virgil D. Thompson

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 3.1(1)      Amended and Restated Articles of Incorporation of the
             Company.
 3.2(1)      Bylaws of the Company.
 4.1         Reference is made to Exhibits 3.1 and 3.2.
 4.2(1)      Specimen stock certificate.
 4.3(1)      Amended and Restated Investor Rights Agreement, dated
             December 22, 1995, among the Company and certain of its
             shareholders.
10.1(9)      Employee Stock Purchase Plan, as amended.
10.1(1)(2)   Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10.2(1)(2)   The Company's Equity Incentive Plan, as amended (the "Equity
             Incentive Plan").
10.3(1)(2)   Form of the Company's Incentive Stock Option Agreement under the Equity Incentive Plan.
10.4(1)(2)   Form of the Company's Non-statutory Stock Option Agreement under the Equity Incentive Plan.
10.5(1)(2)   Form of the Company's Non-Employee Directors' Stock Option
             Plan.
10.6(1)(2)   Form of the Company's Non-statutory Stock Option Agreement under the Non-Employee Directors' Stock Option Plan.
10.7(1)(2)   Form of the Company's Employee Stock Purchase Plan.
10.8(1)(2)   Form of the Company's Employee Stock Purchase Plan Offering
             Document.
10.9(1)      Lease Agreement for the property located at 26219 Eden
             Landing Road, Hayward, California, dated November 1992 and amended November 29, 1994, between the Company and Hayward
             Point Eden I Limited Partnership.
10.9a(3)     Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10.9b(3)     Third Amendment to Lease, dated January 28, 1998, between
             the Company and Hayward Point Eden I Limited Partnership.
10.10(3)     Lease Agreement for the property located at 26224 Executive
             Place, Hayward, California, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10.11(1)     Lease Agreement for the property located at 3930 Point Eden
             Way, Hayward, California, dated February 21, 1996, between the Company and Hayward Point Eden I Limited Partnership.
10.11a(3)    First Amendment to Lease, dated June 10, 1996, between the
             Company and Hayward Point Eden I Limited Partnership.
10.11b(3)    Second Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10.11c(3)    Third Amendment to Lease, dated January 28, 1998, between
             the Company and Hayward Point Eden I Limited Partnership.
10.12(1)(2)  Stock Purchase Agreement and related agreements, including
             Promissory Note, dated May 19, 1994, between the Company and
             Richard P. Thompson.
10.13(1)(2)  Stock Purchase Agreement and related agreements, including
             Promissory Note, dated May 23, 1995, between the Company and
             R. Ray Cummings.
10.14(1)(2)  Note Agreement and Promissory Note Secured by Deed of Trust,
             dated May 1, 1995, between the Company and R. Ray Cummings.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10.15(1)(2)  Promissory Note, dated October 26, 1995, between the Company and Igor Gonda.
10.16(1)(2)  Promissory Note, dated December 27, 1995, between the
             Company and Igor Gonda.
10.17(1)     Master Lease Agreement and Warrant, between the Company and
             Comdisco, Inc., dated June 9, 1995.
10.18(4)(5)  Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.
10.19(4)(5)  Stock Purchase Agreement between the Company and SmithKline
             Beecham PLC.
10.20(3)     Lease Agreement for the property located at 3911 Trust Way,
             Hayward, California, dated March 17, 1997, between the
             Company and Hayward Point Eden I Limited Partnership.
10.20a(3)    First Amendment to Lease, dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10.20b(3)    Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10.21(3)     Lease Agreement for the property located in Phase V of the
             Britannia Point Eden Business Park in Hayward, California,
             dated January 28, 1998, between the Company and Britannia
             Point Eden, LLC.
10.22(6)     Common Stock Purchase Agreement, dated April 3, 1998,
             between the Company and the purchasers named therein.
10.23(6)     Development and License Agreement, dated June 2, 1998,
             between the Company and Novo Nordisk A/S.
10.24(7)     Rights Agreement, dated as of August 31, 1998, between the
             Company and Bank Boston, N.A.
10.25(8)     Common Stock Purchase Agreement, dated January 27, 1999,
             between the Company and the purchasers named therein.
10.26(10)    Lease Agreement for the property located at 2704 West Winton
             Avenue, Hayward, California, dated September 11, 2000,
             between the Company and Winton Industrial Center, Inc.
10.27(10)    Lease Agreement for the property located at 3930 Point Eden
             Way, Hayward, California, dated July 1, 2000, between the
             Company and Hayward Point Eden I Limited Partnership.
10.28(11)    Common Stock Purchase Agreement, dated as of November 3,
             2000, by and between the Company and Acqua Wellington North
             American Equities Fund, Ltd.
10.29(12)    Amendment to GlaxoSmithKline agreement executed in December
             2000.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24.1         Power of Attorney. Reference is made to page 54.

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

 (9) Incorporated by reference to the Company's Proxy Statement filed April 19, 2000.

(10) Incorporated by reference to the indicated exhibit in the Company's Form 10-Q filed on November 13, 2000.

(11) Incorporated by reference to the indicated exhibit in the Company's Form 8-K filed on December 11, 2000.

(12) The Company has sought confidential treatment for portions of the referenced exhibit.