Form 10-K/A
period 2000-12-31
ARADIGM CORP
filed 2001-04-10
CIK 1013238

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This amendment to Form 10-K is being filed in order to correct dates on "Signatures" page.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ RICHARD P. THOMPSON                   President, Chief Executive     March 29, 2001
-----------------------------------------------------       Officer and Director
                 Richard P. Thompson                        (Principal Executive
                                                                  Officer)

                 /s/ NORMAN HALLEEN                      Vice President, Finance and    March 29, 2001
-----------------------------------------------------        Administration and
                   Norman Halleen                          Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                 /s/ FRANK H. BARKER                              Director              March 29, 2001
-----------------------------------------------------
                   Frank H. Barker

                  /s/ WAYNE L. ROE                                Director              March 29, 2001
-----------------------------------------------------
                    Wayne L. Roe

               /s/ VIRGIL D. THOMPSON                             Director              March 29, 2001
-----------------------------------------------------
                 Virgil D. Thompson