Form 10-Q
period 2001-03-31
ARADIGM CORP
filed 2001-05-15
CIK 1013238

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, no par value                             19,221,879
                   (CLASS)                            (OUTSTANDING AT APRIL 24, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Statements of Operations (Unaudited)
         Three months ended March 31, 2001 and 2000..................    1
         Balance Sheets
         March 31, 2001 (Unaudited) and December 31, 2000............    2
         Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2001 and 2000..................    3
         Notes to Unaudited Financial Statements.....................    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    9

                        PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   10
Signature............................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                 (UNAUDITED)
Contract revenues...........................................  $ 6,687    $ 5,700
                                                              -------    -------
Expenses:
  Research and development..................................   14,160     10,896
  General and administrative................................    2,328      2,073
                                                              -------    -------
          Total expenses....................................   16,488     12,969
                                                              -------    -------
Loss from operations........................................   (9,801)    (7,269)
Interest income.............................................      668        395
Interest expense and other..................................     (262)      (321)
                                                              -------    -------
Loss before extraordinary gain..............................   (9,395)    (7,195)
Extraordinary gain..........................................    6,675         --
                                                              -------    -------
Net loss....................................................  $(2,720)   $(7,195)
                                                              =======    =======
Basic and diluted net loss per share:
Loss before extraordinary gain..............................  $ (0.50)   $ (0.48)
Extraordinary gain..........................................     0.36         --
                                                              -------    -------
Net loss per share..........................................  $ (0.14)   $ (0.48)
                                                              -------    -------
Shares used in computing basic and diluted net loss per
  share.....................................................   18,838     14,846
                                                              =======    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARES DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  14,602      $  20,732
  Short-term investments....................................      13,689         23,649
  Receivables...............................................       3,234             70
  Prepaid expenses and other current assets.................       1,744            735
                                                               ---------      ---------
          Total current assets..............................      33,269         45,186
Property and equipment, net.................................      34,373         25,323
Notes receivable from officers..............................         108            119
Other assets................................................         683            743
                                                               ---------      ---------
          Total assets......................................   $  68,433      $  71,371
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   3,628      $   4,894
  Accrued clinical and cost of other studies................         405            517
  Accrued compensation......................................       2,288          1,246
  Deferred revenue..........................................       3,371          6,622
  Other accrued liabilities.................................       1,346          2,234
  Notes payable.............................................         773          6,712
  Current portion of capital lease obligations..............       3,323          3,099
                                                               ---------      ---------
          Total current liabilities.........................      15,134         25,324
Noncurrent portion of deferred revenue......................       2,667          2,032
Capital lease obligations, less current portion.............       5,283          6,230
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............          --             --
  Common stock, no par value; 40,000,000 shares authorized;
     issued and outstanding shares: March 31,
     2001 -- 19,069,825; December 31, 2000 -- 18,266,955....     158,763        148,573
Shareholder notes receivable................................         (94)          (131)
Deferred compensation.......................................        (176)          (216)
Accumulated deficit.........................................    (113,144)      (110,441)
                                                               ---------      ---------
          Total shareholders' equity........................      45,349         37,785
                                                               ---------      ---------
          Total liabilities and shareholders' equity........   $  68,433      $  71,371
                                                               =========      =========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (2,720)   $(7,195)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................       992        666
     Extraordinary gain related to the Genentech note.......    (6,675)        --
     Issuance of common stock for services..................         8         --
     Amortization of deferred compensation..................        41         41
     Changes in operating assets and liabilities:
       Receivables..........................................    (3,164)       150
       Prepaid expenses and other current assets............    (1,009)       625
       Other assets.........................................        60         --
       Accounts payable.....................................    (1,266)      (500)
       Accrued compensation.................................     1,042        751
       Other accrued liabilities............................      (264)     1,269
       Deferred revenue.....................................    (2,616)    (2,560)
                                                              --------    -------
          Net cash used in operating activities.............   (15,571)    (6,753)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (10,042)    (1,417)
  Purchase of available-for-sale investments................    (5,733)      (824)
  Proceeds from maturities of available-for-sale
     investments............................................    15,709     11,840
                                                              --------    -------
          Net cash provided (used) by investing
           activities.......................................       (66)     9,599
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............    10,182      1,451
  Notes payable.............................................        --      1,630
  Proceeds from repayments of shareholder notes.............        37         17
  Notes receivable from officers............................        11         34
  Payments on lease obligations and equipment loans.........      (723)      (492)
                                                              --------    -------
          Net cash provided by financing activities.........     9,507      2,640
                                                              --------    -------
Net increase in cash and cash equivalents...................    (6,130)     5,486
Cash and cash equivalents at beginning of period............    20,732      9,347
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 14,602    $14,833
                                                              ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    248    $   213
                                                              ========    =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

  Net Loss Per Share

     Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding less the weighted average number of shares subject to repurchase during the period. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options and warrants are antidilutive.

 2. SHAREHOLDERS' EQUITY

     In January 2001, the Company raised $5 million through the sale of 339,961 common shares at an average price of $14.71 per share to GlaxoSmithKline. The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with GlaxoSmithKline.

     In February 2001, the Company had a second sale of common stock to Acqua Wellington North American Equities Fund, Ltd. under the terms of an equity sales agreement signed with them in November, 2000. The Company raised $5 million through the sale of 436,110 common shares at an average price of $11.46 per share.

 3. CONTINGENCIES

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint seeks a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged

                              ARADIGM CORPORATION

                                 MARCH 31, 2001

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

 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133", which amended FAS 133 with respect to four specific issues. The Company adopted FAS 133, as amended, as of January 1, 2001. The adoption of this statement had no material effect on the financial position, results of operations or cash flows.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001, as amended.

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

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of March 31, 2001, we had an accumulated deficit of $113.1 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving revenue from product sales during 2001. The sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

     We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Novo Nordisk, to manage diabetes using insulin and other blood glucose regulating compounds, and with GlaxoSmithKline, to manage acute and breakthrough pain using opioid analgesics.

     The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable.

     During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. We anticipate that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which are expected to be available during the summer of 2001, but there can be no assurance that GlaxoSmithKline will elect to restore its rights. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline.

     In February 2001, we announced that we had mutually agreed with Genentech to discontinue the development of rhDNase using our proprietary AERx system. We also entered into a new agreement allowing Genentech to evaluate the feasibility of using the AERx Pulmonary Drug Delivery System for pulmonary delivery of other Genentech compounds. Under the terms of the agreement, Genentech did not require us to repay the loan of funds required to conduct product development to date under the discontinued program. Forgiveness of the loan and accrued interest resulted in an extraordinary gain during the first quarter of 2001 of approximately $6.7 million. We will be required to reimburse Genentech $773,000 for unspent project prepayments.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 and 2000

     Contract Revenues: Contract revenues for the three months ended March 31, 2001 increased to $6.7 million from $5.7 million for the same period in 2000. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk offset by the reduction in partner-funded project development revenue from GlaxoSmithKline. Costs associated with contract revenues are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the three months ended March 31, 2001 increased to $14.2 million from $10.9 million for the same period in 2000. The increase resulted primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing program with Novo Nordisk.

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

     General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2001 increased to $2.3 million from $2.1 million for the same period in 2000. The increase resulted primarily from additional personnel and leased facilities to support our expansion of research, development and manufacturing activities, and increased efforts to develop collaborative relationships with corporate partners.

     Interest Income: Interest income for the three months ended March 31, 2001 increased to $668,000 from $395,000 for the same period in 2000. The increase is due to our maintaining larger cash and investment balances. The higher cash and investment balances in the current period are due to our receiving $5 million in proceeds from the sale of common stock to GlaxoSmithKline and $5 million from the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. ("Acqua") under an existing equity sales agreement.

     Interest Expense and Other: Interest expense and other for the three months ended March 31, 2001 decreased to $262,000 from $321,000 for the same period in 2000. The decrease is primarily due to lower interest expense on loan balances that resulted from reimbursement of development expenses from Genentech offset by higher interest expense on capital lease and equipment loan balances.

     Extraordinary Gain: For the three months ended March 31, 2001, we reported an extraordinary gain of approximately $6.7 million. The extraordinary gain results from the cancellation of outstanding loans and accrued interest required to conduct development for the Pulmozyme program that had been funded by Genentech. Cancellation of this program was announced in February, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The business has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of March 31, 2001, we have received approximately $158.8 million in net proceeds from sales of capital stock. As of March 31, 2001, we had cash, cash equivalents and short-term investments of approximately $28.3 million.

     In January 2001, we raised $5 million through the sale of 339,961 common shares at an average price of $14.71 per share to GlaxoSmithKline. The sale was made pursuant to the exercise of a put option by us under the terms of the collaboration agreement with GlaxoSmithKline.

     In February 2001, we sold common stock to Acqua under the terms of an equity sales agreement signed with them in November, 2000. We raised $5 million through the sale of 436,110 common shares at an average price of $11.46 per share.

     Net cash used in operating activities for the three months ended March 31, 2001 increased to $15.6 million from $6.8 million for the same period in 2000. The increase in net cash used resulted primarily from decreases in accounts payable and deferred revenue combined with increases in receivables, other current assets and net loss before extraordinary gain partially offset by an increase in accrued compensation. The decrease in the net loss was a result of the forgiveness of notes payable under the cancellation of the development agreement with Genentech.

     Net cash used by investing activities for the three months ended March 31, 2001 was $66,000 compared to cash provided by investing activities of $9.6 million for the same period in 2000. The decrease results primarily from increased capital expenditures.

     Net cash provided by financing activities for the three months ended March 31, 2001 increased to $9.5 million from $2.6 million for the same period in 2000. The increase primarily reflects receipt of $5 million in proceeds from the Acqua common stock purchase, the exercise of a put option by us in the amount of $5 million under the terms of the collaboration agreement with GlaxoSmithKline partially offset by net payments from the use of equipment lines of credit.

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

     We are currently reviewing our planned operations through the end of 2001, and beyond, focusing particularly on capital spending requirements to ensure that capital outlays are not expended sooner than is necessary. As a result, we now expect our capital outlays for 2001 will be approximately $25 million. We believe our existing cash balances, together with proceeds from the existing equity line and other equipment lease financing agreements, should be sufficient to meet our needs through the end of the year. If we continue to make good progress in our development programs, however, we expect our cash requirements for capital spending and operations will increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

     As of March 31, 2001, we had cash and cash equivalents and short-term investments of $28.3 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001

                                          ARADIGM CORPORATION
                                          (Registrant)

                                                /s/ RICHARD P. THOMPSON
                                          --------------------------------------
                                                   Richard P. Thompson
                                          President and Chief Executive Officer

                                                 /s/ MICHAEL MOLKENTIN
                                          --------------------------------------
                                                    Michael Molkentin
                                              Acting Chief Financial Officer