Form 10-Q
period 2001-06-30
ARADIGM CORP
filed 2001-08-14
CIK 1013238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q
                                ----------------


(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                    20,026,252
        (Class)                                  (Outstanding at August 1, 2001)

================================================================================

                               ARADIGM CORPORATION

                                      INDEX

                                                                                         PAGE
                                                                                          NO.
                                                                                          ---
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
        Statements of Operations (Unaudited)
             Three months ended June 30, 2001 and 2000 ...........................        1
             Six months ended June 30, 2001 and 2000 .............................        2
        Balance Sheets
             June 30, 2001 (Unaudited) and December 31, 2000 .....................        3
        Statements of Cash Flows (Unaudited)
             Six months ended June 30, 2001 and 2000 .............................        4
        Notes to Unaudited Financial Statements ..................................        5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations................................................................        7

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk ................       10

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds ................................       11
ITEM 4. Submission of Matters to a Vote of Security Holders ......................       11
ITEM 6. Exhibits and Reports on Form 8-K .........................................       12
Signature ........................................................................       13
Exhibits .........................................................................       14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                     2001            2000
                                                                   --------        --------
                                                                         (UNAUDITED)
Contract revenues ..........................................       $  8,520        $  4,804
                                                                   --------        --------
Expenses:
  Research and development .................................         15,298          11,509
  General and administrative ...............................          2,322           2,453
                                                                   --------        --------
          Total expenses ...................................         17,620          13,962
                                                                   --------        --------
Loss from operations .......................................         (9,100)         (9,158)
Interest income ............................................            299             969
Interest expense and other .................................           (364)           (367)
                                                                   --------        --------
Net loss ...................................................       $ (9,165)       $ (8,556)
                                                                   ========        ========
Basic and diluted net loss per share .......................       $  (0.47)       $  (0.48)
                                                                   --------        --------
Shares used in computing basic and diluted net loss
  per share ................................................         19,338          17,810
                                                                   ========        ========



                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                     2001            2000
                                                                   --------        --------
                                                                           (UNAUDITED)
Contract revenues ..........................................       $ 15,207        $ 10,504
                                                                   --------        --------
Expenses:
  Research and development .................................         29,458          22,405
  General and administrative ...............................          4,650           4,526
                                                                   --------        --------
          Total expenses ...................................         34,108          26,931
                                                                   --------        --------
Loss from operations .......................................        (18,901)        (16,427)
Interest income ............................................            967           1,364
Interest expense and other .................................           (626)           (688)
                                                                   --------        --------
Loss before extraordinary gain .............................        (18,560)        (15,751)
Extraordinary gain .........................................          6,675              --
                                                                   --------        --------
Net loss ...................................................       $(11,885)       $(15,751)
                                                                   ========        ========

Basic and diluted net loss per share:
Loss before extraordinary gain .............................       $  (0.97)       $  (0.96)
Extraordinary gain .........................................           0.35              --
                                                                   --------        --------
Net loss per share .........................................       $  (0.62)       $  (0.96)
                                                                   --------        --------

Shares used in computing basic and diluted net loss
  per share ................................................         19,090          16,328
                                                                   ========        ========



                             See accompanying notes.

                               ARADIGM CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARES DATA)

                                     ASSETS

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2001             2000
                                                                        ---------        ---------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................       $  12,593        $  20,732
  Short-term investments ........................................           8,244           23,649
  Receivables ...................................................             341               70
  Prepaid expenses and other current assets .....................           1,314              735
                                                                        ---------        ---------
          Total current assets ..................................          22,492           45,186
Property and equipment, net .....................................          47,982           25,323
Notes receivable from officers and employees ....................             105              119
Other assets ....................................................             615              743
                                                                        ---------        ---------
          Total assets ..........................................       $  71,194        $  71,371
                                                                        =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................       $   4,521        $   4,894
  Accrued clinical and cost of other studies ....................           1,005              517
  Accrued compensation ..........................................           2,598            1,246
  Deferred revenue ..............................................           8,740            6,622
  Other accrued liabilities .....................................           1,051            2,234
  Notes payable .................................................             773            6,712
  Current portion of capital lease obligations ..................           3,453            3,099
                                                                        ---------        ---------
         Total current liabilities ..............................          22,141           25,324
Noncurrent portion of deferred revenue ..........................           2,618            2,032
Capital lease obligations, less current portion .................           4,407            6,230
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value; 5,000,000 shares
 authorized; no shares issued or outstanding ....................              --               --
 Common stock, no par value; 40,000,000 shares
 authorized; issued and outstanding shares: June 30,
 2001 -- 19,930,095; December 31, 2000 -- 18,266,955  ...........         164,496          148,573
Shareholder notes receivable ....................................             (21)            (131)
Deferred compensation ...........................................            (135)            (216)
Accumulated deficit .............................................        (122,312)        (110,441)
                                                                        ---------        ---------
          Total shareholders' equity ............................          42,028           37,785
                                                                        ---------        ---------
          Total liabilities and shareholders' equity ............       $  71,194        $  71,371
                                                                        =========        =========



                             See accompanying notes.

                               ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                               2001            2000
                                                                             --------        --------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................       $(11,885)       $(15,751)
  Adjustments to reconcile net loss to cash used in
    operating activities:
     Depreciation and amortization ...................................          2,100           1,379
     Extraordinary gain related to Genentech note ....................         (6,675)             --
     Issuance of common stock for services ..................... .....             48              --
     Amortization of deferred compensation ...........................             81              81
     Changes in operating assets and liabilities:
       Receivables ...................................................           (271)          2,001
       Prepaid expenses and other current assets .....................           (579)            505
       Other assets ..................................................            128              --
       Accounts payable ..............................................           (373)           (213)
       Accrued compensation ..........................................          1,352             771
       Other accrued liabilities .....................................             40           1,152
       Deferred revenue ..............................................          2,704          (2,423)
                                                                             --------        --------
Net cash used in operating activities ................................        (13,330)        (12,498)
                                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................        (24,758)         (3,108)
  Purchase of available-for-sale investments .........................         (5,733)         (4,822)
  Proceeds from maturities of available-for-sale investments .........         21,152          20,825
                                                                             --------        --------
Net cash provided by (used in) investing activities ..................         (9,339)         12,895
                                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net ........................         15,875          45,151
  Proceeds from notes payable ........................................             --           2,224
  Proceeds from repayments of shareholder notes ......................            110              22
  Proceeds from notes receivable from officers .......................             14              34
Proceeds from equipment loans ........................................             --           1,275
Payments on lease obligations and equipment loans ....................         (1,469)           (979)
                                                                             --------        --------
Net cash provided by financing activities ............................         14,530          47,727
                                                                             --------        --------
Net (decrease) increase in cash and cash equivalents .................         (8,139)         48,124
Cash and cash equivalents at beginning of period .....................         20,732           9,347
                                                                             --------        --------
Cash and cash equivalents at end of period ...........................       $ 12,593        $ 57,471
                                                                             ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest ..............................................       $    502        $    435
                                                                             ========        ========



                             See accompanying notes.

                               ARADIGM CORPORATION

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Annual Report on Form 10-K, as amended. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

        The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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


2.  SHAREHOLDERS' EQUITY

        In January 2001, the Company raised $5 million through the sale of 339,961 common shares at an average price of $14.71 per share to GlaxoSmithKline plc ("GlaxoSmithKline"). The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with GlaxoSmithKline.

        In February 2001, the Company had a sale of common stock to Acqua Wellington North American Equities Fund, Ltd. ("Acqua") under the terms of an equity sales agreement signed with them in November, 2000. The Company raised $5 million through the sale of 436,110 common shares at an average price of $11.46 per share.

        In June 2001, the Company raised $5 million through the sale of 708,216 common shares at an average price of $7.06 per share to Novo Nordisk A/S ("Novo Nordisk"). The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with Novo Nordisk.


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

        The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of June 30, 2001, we had an accumulated deficit of $122.3 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving revenue from product sales during 2001. The sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

        We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have such agreements pursuant to which we are developing pulmonary delivery systems with Novo Nordisk A/S ("Novo Nordisk"), to manage diabetes using insulin and other blood glucose regulating compounds, and with GlaxoSmithKline plc ("GlaxoSmithKline"), to manage acute and breakthrough pain using opioid analgesics.

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

        During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. We anticipate that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which are expected to be available before year end, but there can be no assurance that GlaxoSmithKline will elect to restore its rights. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

        Contract Revenues: Contract revenues for the three months ended June 30, 2001 increased to $8.5 million from $4.8 million for the same period in 2000. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk. Costs associated with contract revenues are included in research and development expenses.

        Research and Development Expenses: Research and development expenses for the three months ended June 30, 2001 increased to $15.3 million from $11.5 million for the same period in 2000. The increase resulted primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing program with Novo Nordisk.

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

        General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2001 decreased to $2.3 million from $2.5 million for the same period in 2000. The decrease resulted primarily from lower business development expenses.

        Interest Income: Interest income for the three months ended June 30, 2001 decreased to $299,000 from $969,000 for the same period in 2000. The decrease is due to income being earned on lower cash and investment balances.

        Interest Expense and Other: Interest expense for the three months ended June 30, 2001 decreased to $364,000 from $367,000 for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

        Contract Revenues: Contract revenues for the six months ended June 30, 2001 increased to $15.2 million from $10.5 million for the same period in 2000. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk offset by the reduction in partner-funded project development revenue from GlaxoSmithKline. Costs associated with contract revenues are included in research and development expenses.

        Research and Development Expenses: Research and development expenses for the six months ended June 30, 2001 increased to $29.5 million from $22.4 million for the same period in 2000. The increase resulted primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing program with Novo Nordisk.

        General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2001 increased to $4.7 million from $4.5 million for the same period in 2000. The increase resulted primarily from the hiring of additional personnel and leased facilities to support our expansion of research, development and manufacturing.

        Interest Income: Interest income for the six months ended June 30, 2001 decreased to $967,000 from $1.4 million for the same period in 2000. The decrease is due to interest income being earned on lower cash and investment balances.

        Interest Expense and Other: Interest expense for the six months ended June 30, 2001 decreased to $626,000 from $688,000 for the same period in 2000.

        Extraordinary Gain: For the six months ended June 30, 2001, we reported an extraordinary gain of approximately $6.7 million. The extraordinary gain results from the cancellation of outstanding loans and accrued interest required to conduct development for the Pulmozyme program that had been funded by Genentech.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of June 30, 2001, we have received approximately $164.5 million in net proceeds from sales of capital stock. As of June 30, 2001, we had cash, cash equivalents and short-term investments of approximately $20.8 million.

        In January 2001, we raised $5 million through the sale of 339,961 common shares at an average price of $14.71 per share to GlaxoSmithKline. The sale was made pursuant to the exercise of a put option by us under the terms of the collaboration agreement with GlaxoSmithKline.

        In February 2001, we sold common stock to Acqua Wellington North American Equities Fund under the terms of the equity sales agreement signed with them in November, 2000. We raised $5 million through the sale of 436,110 common shares at an average price of $11.46 per share.

        In June 2001, we raised $5 million through the sale of 708,216 common shares at an average price of $7.06 per share to Novo Nordisk. The sale was made pursuant to the exercise of a put option by us under the terms of the collaboration agreement with Novo Nordisk.

        Net cash used in operating activities for the six months ended June 30, 2001 increased to $13.3 million from $12.5 million for the same period in 2000. The increase in net cash used resulted primarily from a decrease in accounts payable combined with increases in receivables, prepaid expenses and other current assets and net loss before extraordinary gain partially offset by increases in deferred revenue and accrued compensation. The decrease in the net loss was primarily due to the forgiveness of outstanding notes payable under the cancellation of the development agreement with Genentech.

        Net cash used by investing activities for the six months ended June 30, 2001 was $9.3 million compared to cash provided by investing activities of $12.9 million for the same period in 2000. The change results primarily from increased capital expenditures relating to construction of the large-scale commercial manufacturing facility.

        Net cash provided by financing activities for the six months ended June 30, 2001 decreased to $14.5 million from $47.7 million for the same period in 2000. The second quarter of 2000 included the proceeds from the completion of a follow-on public offering of common stock in April 2000, which raised approximately $42.6 million in net proceeds.

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

        We continue to review our planned operations through the end of 2001, and beyond, focusing particularly on capital spending requirements to ensure that capital outlays are not expended sooner than is necessary. We now expect our total capital outlays for 2001 will be in the range of $35 to $37 million. We believe that our existing cash balances, together with proceeds from the equity line and other equipment lease financing agreements, should be sufficient to meet our needs through the end of the year.

        If we continue to make good progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

        As of June 30, 2001, we had cash and cash equivalents and short-term investments of $20.8 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Pursuant to a Stock Purchase Agreement between the Company and Novo Nordisk, dated June 2, 1998, the Company issued 708,216 shares of common stock of the Company to Novo Nordisk in exchange for an aggregate purchase price of $5 million. The shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of Aradigm Corporation was held on May 18, 2001.

(b) Frank H. Barker, Wayne I. Roe, Richard P. Thompson, Virgil D. Thompson, Igor Gonda, and Stan Benson were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

(c) The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

        (1) The election of Frank H. Barker as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          14,796,594            Against:             594,546

        (2) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          14,797,194            Against:             593,946

        (3) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          12,792,792            Against:           2,598,348

        (4) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          14,796,513            Against:             594,627

        (5) The election of Igor Gonda as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          12,793,942            Against:           2,597,198

        (6) The election of Stan Benson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:

                For:          14,797,394            Against:             593,746

        (7) Approval of an amendment to the Employee Stock Purchase Plan increasing the total number of shares of common stock authorized for issuance by 250,000 shares:

                For:            9,728,558           Against:             555,192
                Abstained:         47,977
                No Vote:        5,059,413

        (8) Approval of an amendment to the 1996 Equity Incentive Plan to include evergreen provisions which will automatically increase the number of shares reserved under the plan by 6% of the issued and outstanding common stock of the Company:

                For:            6,940,510           Against:           3,339,194
                Abstained:         51,082
                No Vote:        5,060,354

        (9) Ratification of the selection of Ernst & Young LLP as independent auditors of the company for its fiscal year ended December 31, 2001:

                For:          15,287,230            Against:              65,358
                Abstained:        10,311


ITEM 6. EXHIBITS

        (a)     Exhibits

        10.1*   Employee Stock Purchase Plan, as amended.

        10.2*   Equity Incentive Plan, as amended.

        10.26a Amendment No. 1 to Standard Office/Warehouse Lease, dated March 1, 2001, by and between the Company and Winton Industrial Center, Inc.

----------

        * Filed as an exhibit to the Company's Proxy Statement filed April 11, 2001 and incorporated herein by reference.

        (b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

                                           ARADIGM CORPORATION
                                           (Registrant)


                                           /s/        RICHARD P. THOMPSON
                                           ------------------------------------
                                           Richard P. Thompson
                                           President and Chief Executive Officer

                                           /s/        MICHAEL MOLKENTIN
                                           ------------------------------------
                                           Michael Molkentin
                                           Acting Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
  10.1*             Employee Stock Purchase Plan, as amended.

  10.2*             Equity Incentive Plan, as amended.

  10.26a            Amendment No. 1 to Standard Office/Warehouse Lease, dated
                    March 1, 2001, by and between the Company and Winton
                    Industrial Center, Inc.


* Filed as an exhibit to the Company's Proxy Statement filed April 11, 2001 and incorporated herein by reference.