Form 10-Q
period 2001-09-30
ARADIGM CORP
filed 2001-11-14
CIK 1013238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO                .

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON STOCK, NO PAR VALUE                             29,536,383
                   (Class)                           (Outstanding at November 7, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARADIGM CORPORATION

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
                        PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Statements of Operations (Unaudited)
             Three months ended September 30, 2001 and 2000..............    1
             Nine months ended September 30, 2001 and 2000...............    2
         Balance Sheets
             September 30, 2001 (Unaudited) and December 31, 2000........    3
         Statements of Cash Flows (Unaudited)
             Nine months ended September 30, 2001 and 2000...............    4
         Notes to Unaudited Financial Statements.........................    5
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    8
ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.......   12

                          PART II. OTHER INFORMATION
ITEM 2.  Changes in Securities and Use of Proceeds.......................   13
ITEM 6.  Exhibits and Reports on Form 8-K................................   13
Signature................................................................   14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                 (UNAUDITED)
Contract revenues...........................................  $  6,889   $ 4,715
                                                              --------   -------
Expenses:
  Research and development..................................    14,890    11,974
  General and administrative................................     2,233     2,399
                                                              --------   -------
          Total expenses....................................    17,123    14,373
                                                              --------   -------
Loss from operations........................................   (10,234)   (9,658)
Interest income.............................................       167       936
Interest expense and other..................................      (216)     (413)
                                                              --------   -------
Net loss....................................................  $(10,283)  $(9,135)
                                                              ========   =======
Basic and diluted net loss per share........................  $  (0.48)  $ (0.51)
                                                              ========   =======
Shares used in computing basic and diluted net loss per
  share.....................................................    21,581    17,967
                                                              ========   =======

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Contract revenues...........................................  $ 22,096   $ 15,219
                                                              --------   --------
Expenses:
  Research and development..................................    44,349     34,379
  General and administrative................................     6,883      6,925
                                                              --------   --------
          Total expenses....................................    51,232     41,304
                                                              --------   --------
Loss from operations........................................   (29,136)   (26,085)
Interest income.............................................     1,134      2,300
Interest expense and other..................................      (841)    (1,101)
                                                              --------   --------
Loss before extraordinary gain..............................   (28,843)   (24,886)
Extraordinary gain..........................................     6,675         --
                                                              --------   --------
Net loss....................................................  $(22,168)  $(24,886)
                                                              ========   ========
Basic and diluted net loss per share:
Loss before extraordinary gain..............................  $  (1.45)  $  (1.47)
Extraordinary gain..........................................      0.34         --
                                                              --------   --------
Net loss per share..........................................  $  (1.11)  $  (1.47)
                                                              ========   ========
Shares used in computing basic and diluted net loss per
  share.....................................................    19,929     16,878
                                                              ========   ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARES DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  18,046      $  20,732
  Short-term investments....................................        2,965         23,649
  Receivables...............................................          334             70
  Prepaid expenses and other current assets.................        1,576            735
                                                                ---------      ---------
          Total current assets..............................       22,921         45,186
Property and equipment, net.................................       51,905         25,323
Notes receivable from officers and employees................          105            119
Other assets................................................          595            743
                                                                ---------      ---------
          Total assets......................................    $  75,526      $  71,371
                                                                =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   4,362      $   4,894
  Accrued clinical and cost of other studies................        1,210            517
  Accrued compensation......................................        3,019          1,246
  Deferred revenue..........................................       10,452          6,622
  Current portion of capital lease obligations..............        3,314          3,099
  Other accrued liabilities.................................          646          2,234
  Notes payable.............................................           --          6,712
                                                                ---------      ---------
          Total current liabilities.........................       23,003         25,324
Noncurrent portion of deferred revenue......................        2,182          2,032
Capital lease obligations, less current portion.............        3,705          6,230
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued or outstanding............           --             --
  Common stock, no par value; 40,000,000 shares authorized;
     issued and outstanding shares: September 30,
     2001 -- 23,870,660; December 31, 2000 -- 18,266,955....      179,345        148,573
Shareholder notes receivable................................           (1)          (131)
Deferred compensation.......................................          (95)          (216)
Accumulated deficit.........................................     (132,613)      (110,441)
                                                                ---------      ---------
          Total shareholders' equity........................       46,636         37,785
                                                                ---------      ---------
          Total liabilities and shareholders' equity........    $  75,526      $  71,371
                                                                =========      =========

                            See accompanying notes.

                              ARADIGM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(22,168)  $(24,886)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................     3,280      2,289
    Extraordinary gain related to Genentech note............    (6,675)        --
    Issuance of common stock for services...................        48         --
    Amortization of deferred compensation...................       121        122
    Changes in operating assets and liabilities:
      Receivables...........................................      (264)     2,125
      Prepaid expenses and other current assets.............      (841)       186
      Other assets..........................................       148         --
      Accounts payable......................................      (532)      (587)
      Accrued compensation..................................     1,773      1,787
      Other accrued liabilities.............................      (932)     1,888
      Deferred revenue......................................     3,980     (3,854)
                                                              --------   --------
Net cash used in operating activities.......................   (22,062)   (20,930)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (29,863)    (4,800)
  Purchase of available-for-sale investments................    (5,733)   (10,191)
  Proceeds from maturities of available-for-sale
    investments.............................................    26,414     22,731
                                                              --------   --------
Net cash provided by (used in) investing activities.........    (9,182)     7,740
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............    30,724     45,473
  Proceeds from notes payable...............................        --      2,756
  Proceeds from repayments of shareholder notes.............       130         11
  Proceeds from notes receivable from officers..............        14         25
  Proceeds from equipment loans.............................        --      1,275
  Payments on lease obligations and equipment loans.........    (2,310)    (1,616)
                                                              --------   --------
Net cash provided by financing activities...................    28,558     47,924
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (2,686)    34,734
Cash and cash equivalents at beginning of period............    20,732      9,347
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 18,046   $ 44,081
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    714   $    652
                                                              ========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of warrants for services.........................  $     --   $    249
                                                              ========   ========

                            See accompanying notes.

                              ARADIGM CORPORATION

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Aradigm Corporation (the "Company") is a California corporation. Since inception, Aradigm has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. Through June 1997, the Company was in the development stage. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company's ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

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

     The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.  SHAREHOLDERS' EQUITY

     In January 2001, the Company raised $5 million through the sale of 339,961 common shares at a price of $14.71 per share to GlaxoSmithKline plc ("GlaxoSmithKline"). The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with GlaxoSmithKline.

     In February 2001, the Company raised $5 million through the sale of 436,110 shares of common stock at an average price of $11.46 per share to Acqua Wellington North American Equities Fund, Ltd. ("Acqua") under the terms of an equity sales agreement signed in November 2000 (the "Acqua Agreement").

     In June 2001, the Company raised $5 million through the sale of 708,216 shares of common stock at a price of $7.06 per share to Novo Nordisk A/S ("Novo Nordisk"). The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with Novo Nordisk.

     In July 2001, the Company raised $539,000 through the sale of 92,407 shares of common stock at an average price of $5.84 per share to Acqua under the terms of the Acqua Agreement.

     In August 2001, the Company completed a private placement of shares of common stock for gross proceeds of $14.6 million to a group of institutional investors. Under the terms of the private placement, the

                              ARADIGM CORPORATION

Company sold 3,639,316 shares of common stock at a price of $4.00 per share. The company also issued warrants to the investors to purchase 363,929 shares of common stock at an exercise price of $5.41 per share or a 15% premium to the Nasdaq National Market price on the closing date. The Company valued the warrants using the Black-Scholes option pricing model and recorded approximately $978,969 as issuance costs related to the private placement. These warrants are exercisable through August 21, 2005.

3.  CONTINGENCIES

     In June 1998, Eli Lilly and Company ("Lilly") filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company's decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company's AERx Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint and a motion for summary judgment directed against all claims in Lilly's complaint. The Court has issued two written rulings on the Company's motion substantially limiting the claims against the Company. Specifically, the Court granted the Company's motion as to Lilly's claim to enforce an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part) and dismissed those claims from the case. The Court denied the Company's motion as to Lilly's claims for declaratory relief, unjust enrichment and breach of contract (in part), based on factual disputes between the parties, and those issues remain to be resolved. The Company recently filed a motion asking the Court to reconsider summary judgment on the inventorship and unjust enrichment claims, based on evidence recently produced by Lilly. Trial was set for November 2001, but has been continued due to a conflict on the Court's calendar. The risks to the Company should Lilly prevail in this case are that Lilly would be given rights of an owner, along with the Company, on one or more Aradigm patents relating to pulmonary delivery of insulin analogs and/or that Lilly would be awarded damages on its remaining claims for breach of contract and unjust enrichment. Management believes that it has meritorious defenses against each of Eli Lilly's remaining claims and that this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company will prevail in this case.

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

                              ARADIGM CORPORATION

Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133", which amended FAS 133 with respect to four specific issues. The Company adopted FAS 133, as amended, as of January 1, 2001. The adoption of this statement had no material effect on the financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 31, 2001. The Company did not complete any business combinations through the nine months ended September 30, 2001, as a result these standards did not have a material impact on its financial position or operating results.

     In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation of a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

5.  SUBSEQUENT EVENT

     In October 2001, the Company raised $20 million through the sale of 5,665,723 shares of common stock at $3.53 per share to Novo Nordisk Pharmaceuticals, Inc. Under the terms of the investment, Novo Nordisk will retain all of the Company's common stock held by it for at least two years from the date of the agreement, subject to certain exceptions.

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

OVERVIEW

     Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of September 30, 2001, we had an accumulated deficit of $132.6 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products during 2001. The sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

     The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from sales of product and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. During 2001, this partner-funded program has contributed a majority of our total contract revenues.

     During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. We anticipate that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which are expected to be available before year-end, but there can be no assurance that GlaxoSmithKline will elect to restore its rights.

If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline. This development program is currently being funded through existing working capital.

     In February 2001, we announced that we had mutually agreed with Genentech to discontinue the development of rhDNase using our proprietary AERx system. We also entered into a new agreement allowing Genentech to evaluate the feasibility of using the AERx Pulmonary Drug Delivery System for pulmonary delivery of other Genentech compounds. Under the terms of the agreement, Genentech did not require us to repay the loan of funds required to conduct product development to date under the discontinued program. Forgiveness of the loan and accrued interest resulted in an extraordinary gain during the first quarter of 2001 of approximately $6.7 million. During 2001, we reimbursed Genentech $773,000 for unspent project prepayments.

     In addition to the diabetes and pain management programs, we have four additional partner-funded programs and a gene therapy effort, which is funded through the National Institutes of Health. It is our policy not to disclose the partner or the drug until we have entered into long-term development agreements with a partner.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Contract Revenues: Contract revenues for the three months ended September 30, 2001 increased to $6.9 million from $4.7 million for the same period in 2000. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk, which was $6.1 million for the three months ended September 30, 2001 and $4.0 million for the same period in 2000. Costs associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the three months ended September 30, 2001 increased to $14.9 million from $12.0 million for the same period in 2000. The increase relates primarily to the hiring of additional scientific personnel and the expansion of other development efforts to support the ongoing program with Novo Nordisk. Expenses for other funded and unfunded development areas including manufacturing scale-up efforts remained relatively unchanged from the same period in 2000. Research and development expenses associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements.

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

     General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2001 decreased to $2.2 million from $2.4 million for the same period in 2000. The decrease resulted primarily from lower overall operating expenses in this area.

     Interest Income: Interest income for the three months ended September 30, 2001 decreased to $167,000 from $936,000 for the same period in 2000. The decrease is due to income being earned on lower cash and investment balances.

     Interest Expense and Other: Interest expense for the three months ended September 30, 2001 decreased to $216,000 from $413,000 for the same period in 2000. The decrease is primarily due to the cancellation of loans made by Genentech in connection with product development that had been funded by them.

     Net Loss: Net loss for the three months ended September 30, 2001 increased to $10.3 million from $9.1 million for the same period in 2000. The increase in net loss is primarily due to an increase in net loss from operations, which was $10.2 million for the three months ended September 30, 2001 and $9.7 million for the same prior year period and a decrease in interest income, which was $167,000 for the three months ended September 30, 2001 and $936,000 for the same prior year period.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Contract Revenues: Contract revenues for the nine months ended September 30, 2001 increased to $22.1 million from $15.2 million for the same period in 2000. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk, which was $18.5 million for the nine months ended September 30, 2001 and $11.1 million for the same period in 2000. Revenue also increased in other partner-funded programs, which was $2.1 million for the nine months ended September 30, 2001 and $1.3 million for the same period in 2000. These increases were offset by a reduction in partner-funded project development revenue from GlaxoSmithKline, which was $1.5 million for the nine months ended September 30, 2001 and $2.8 million for the same period in 2000. Costs associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

     Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2001 increased to $44.3 million from $34.4 million for the same period in 2000. The increase relates primarily from the hiring of additional scientific personnel and the expansion of research and development efforts to support the ongoing program with Novo Nordisk and an expansion of research and development efforts in other funded and unfunded development areas including manufacturing scale-up efforts. Research and development expenses associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements.

     General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2001 remained relatively unchanged from the same period in 2000.

     Interest Income: Interest income for the nine months ended September 30, 2001 decreased to $1.1 million from $2.3 million for the same period in 2000. The decrease is due to interest income being earned on lower cash and investment balances.

     Interest Expense and Other: Interest expense for the nine months ended September 30, 2001 decreased to $841,000 from $1.1 million for the same period in 2000. The decrease is primarily due to the cancellation of loans made by Genentech in connections with product development that had been funded by them.

     Extraordinary Gain: For the nine months ended September 30, 2001, we reported an extraordinary gain of approximately $6.7 million. The extraordinary gain results from the cancellation of outstanding loans and accrued interest required to conduct product development with the program that had been funded by Genentech.

     Net Loss: Net loss for the nine months ended September 30, 2001 decreased to $22.2 million from $24.9 million for the same period in 2000. The decrease in net loss is primarily due to the $6.7 million extraordinary gain recorded during 2001 resulting from the cancellation of outstanding loans and accrued interest required to conduct product development that had been funded by Genentech offset by an by an increase in net loss from operations, which was $29.1 million for the nine months ended September 30, 2001 and $26.1 million for the same prior year period and a decrease in interest income, which was $1.1 million for the nine months ended September 30, 2001 and $2.3 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of September 30, 2001, we have received approximately $179.4 million in net proceeds from sales of capital stock. As of September 30, 2001, we had cash, cash equivalents and short-term investments of approximately $21 million.

     In January 2001, we raised $5 million through the sale of 339,961 common shares at a price of $14.71 per share to GlaxoSmithKline. The sale was made pursuant to the exercise of a put option by us under the terms of the collaboration agreement with GlaxoSmithKline.

     In February 2001, we raised $5 million through the sale of 436,110 shares of common stock at an average price of $11.46 per share to Acqua Wellington North American Equities Fund, Ltd. ("Acqua") under the terms of the equity sales agreement signed in November 2000 (the "Acqua Agreement").

     In June 2001, we raised $5 million through the sale of 708,216 shares of common stock at a price of $7.06 per share to Novo Nordisk. The sale was made pursuant to the exercise of a put option by us under the terms of the collaboration agreement with Novo Nordisk.

     In July 2001, we raised $539,000 through the sale of 92,407 shares of common stock at an average price of $5.84 per share to Acqua under the terms of the Acqua Agreement.

     In August 2001, we completed a private placement of shares of common stock for gross proceeds of $14.6 million to a group of institutional investors. Under the terms of the private placement, we sold 3,639,316 shares of common stock at a price of $4.00 per share. We also issued warrants to the investors to purchase 363,929 shares of common stock at an exercise price of $5.41 per share or a 15% premium to the Nasdaq National Market price on the closing date.

     In October 2001, we raised $20 million through the sale of 5,665,723 shares of common stock at a price of $3.53 per share to Novo Nordisk Pharmaceuticals, Inc. under the terms of a stock purchase agreement signed in October 2001.

     Net cash used in operating activities for the nine months ended September 30, 2001 increased to $22.1 million from $20.9 million for the same period in 2000. The increase in net cash used resulted primarily from a decrease in accounts payable and other accrued liabilities combined with increases in receivables, prepaid expenses and other current assets and net loss before extraordinary gain partially offset by increases in deferred revenue and accrued compensation. The decrease in the net loss was primarily due to the forgiveness of outstanding loans and accrued interest under the cancellation of the development agreement with Genentech. The decrease in accounts payable results primarily from accelerated payments for expenses associated with development programs and capital expenditures. The increase in accounts receivable results primarily from increased activity in a partner-funded program, which is billed in arrears.

     Net cash used by investing activities for the nine months ended September 30, 2001 was $9.2 million compared to cash provided by investing activities of $7.7 million for the same period in 2000. The change results primarily from increased capital expenditures relating primarily to construction of the large-scale commercial manufacturing facility offset by a decrease in new investments and an increase in proceeds from maturing investments.

     Net cash provided by financing activities for the nine months ended September 30, 2001 decreased to $28.6 million from $47.9 million for the same period in 2000. The decrease results primarily from a net reduction in proceeds from the issuance of common stock due to an overall reduction in the amount of equity funding received, a reduction in proceeds from notes payable due to the forgiveness of outstanding loans under the cancellation of the development agreement with Genentech and a reduction in funding from equipment financing agreements partially offset by increased principal payments on lease obligations and equipment loans.

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

     We continue to review our planned operations through the end of 2001, and beyond. We are also focusing on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2001 will be in the range of $35 to $37 million. We believe that our existing cash balances at September 30, 2001, together with the $20 million in proceeds from the subsequent sale of common stock to Novo Nordisk and funding commitments from corporate development partners, should be sufficient to meet our needs for the next twelve months.

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

     As of September 30, 2001, we had cash and cash equivalents and short-term investments of $21 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2001, we completed a private stock sale of 3,639,316 shares of common stock to certain institutional investors for an aggregate purchase price of $14,557,264. In connection with the sale, we issued warrants to purchase 363,929 shares of common stock at an exercise price of $5.41 per share. The warrants are exercisable at the election of such investors for a four-year term. The sale and issuance of common stock and warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. Each purchaser represented that it was an accredited investor within the meaning of Rule 501(a) of the Act and that it was acquiring the securities for investment only and not with the view to the distribution thereof.

     In October 2001, we issued 5,665,723 shares of common stock to Novo Nordisk Pharmaceuticals, Inc. for an aggregate purchase price of $20 million. The sale and issuance of common stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The purchaser represented that it was an accredited investor under Regulation D and that it was acquiring the securities for investment only and not with the view to the distribution thereof.

ITEM 6.  EXHIBITS

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

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