Form 10-Q
period 2002-03-31
ARADIGM CORP
filed 2002-05-13
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(510) 265-9000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	29,723,219
(Class)	(Outstanding at April 30, 2002)

ARADIGM CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Contract revenues (Including amounts from related parties: 2002 — $7,599; 2001 — $5,849)	$8,118	$6,687

Operating expenses:
Research and development	14,313	14,160
General and administrative	2,458	2,328

Total operating expenses	16,771	16,488

Loss from operations	(8,653)	(9,801)
Interest income	291	668
Interest expense and other	(166)	(262)

Loss before extraordinary gain	(8,528)	(9,395)
Extraordinary gain	—	6,675

Net loss	$(8,528)	$(2,720)

Basic and diluted net loss per share:
Loss before extraordinary gain	$(0.29)	$(0.50)
Extraordinary gain	—	0.36

Net loss per share	$(0.29)	$(0.14)

Shares used in computing basic and diluted net loss per share	29,544	18,838

See accompanying notes.

ARADIGM CORPORATION

BALANCE SHEETS
(In thousands, except shares data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,944	$69,965
Short-term investments	3,516	1,199
Receivables	69	1,349
Prepaid expenses and other current assets	1,459	957

Total current assets	53,988	73,470
Property and equipment, net	58,696	57,940
Long-term investments	2,031	—
Notes receivable from officers and employees	218	160
Other assets	511	530

Total assets	$115,444	$132,100

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,549	$5,297
Accrued clinical and cost of other studies	341	703
Accrued compensation	2,885	1,761
Deferred revenue	8,076	11,115
Current portion of capital lease obligations	3,114	3,526
Other accrued liabilities	1,217	2,760

Total current liabilities	17,182	25,162
Noncurrent portion of deferred revenue	2,036	2,327
Noncurrent portion of capital lease obligations	1,799	2,427
Noncurrent portion of deferred rent	375	300
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 2,001,236 at March 31, 2002 and December 31, 2001; liquidation preference of $48,430 at March 31, 2002 and December 31, 2001	30,679	30,735
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 29,723,219 at March 31, 2002 and 29,536,383 at December 31, 2001	225,462	224,738
Deferred compensation	(14)	(54)
Accumulated deficit	(162,075)	(153,535)

Total shareholders’ equity	63,373	71,149

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$115,444	$132,100

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,528)	$(2,720)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,325	992
Extraordinary gain related to Genentech note	—	(6,675)
Issuance of common stock for services	—	8
Amortization of deferred compensation	40	41
Changes in operating assets and liabilities:
Receivables	1,280	(3,164)
Prepaid expenses and other current assets	(519)	(1,009)
Other assets	19	60
Accounts payable	(3,748)	(1,266)
Accrued compensation	1,124	1,042
Other accrued liabilities	(1,830)	(264)
Deferred revenue	(3,330)	(2,616)

Net cash used in operating activities	(14,167)	(15,571)

Cash flows from investing activities:
Capital expenditures	(2,081)	(10,042)
Purchase of available-for-sale investments	(5,579)	(5,733)
Proceeds from maturities of available-for-sale investments	1,219	15,709

Net cash used in investing activities	(6,441)	(66)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	724	10,182
Cost from issuance of redeemable convertible preferred stock	(56)	—
Proceeds from repayments of shareholder notes	—	37
Notes receivable from officers	(41)	11
Payments on lease obligations and equipment loans	(1,040)	(723)

Net cash provided by (used in) financing activities	(413)	9,507

Net decrease in cash and cash equivalents	(21,021)	(6,130)
Cash and cash equivalents at beginning of period	69,965	20,732

Cash and cash equivalents at end of period	$48,944	$14,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$161	$248

Non-cash investing and financing activities:
Issuance of common stock for services	$—	$8

See accompanying notes.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2002

1.     Summary of Significant Accounting Policies

     Organization and Basis of Presentation

      Aradigm Corporation (the “Company”) is a California corporation. Since inception, the Company has been engaged in the development and commercialization of non-invasive pulmonary drug delivery systems. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company’s ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

      The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform with the current period’s presentation.

     Net Loss Per Share

      Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding less the weighted average number of shares subject to repurchase during the period. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options and warrants are antidilutive.

2.     Contingencies

      In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company’s decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company’s AERx insulin Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint. The Court has granted summary judgment in favor of the

ARADIGM CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS — (Continued)

Company as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during the week of April 22, 2002. The jury returned verdicts in favor of the Company and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. These verdicts will be subject to various post-trial motions and possible appeals by both parties. Although there can be no assurance that the Company will ultimately prevail in this matter, management believes that the ultimate outcome of this litigation will not in any event have a material adverse effect on the Company’s financial position or results of operations.

3.     Related Party

      Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered a related party and currently own approximately 22.5% of the Company’s total outstanding common stock.

4.     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the standard effective January 1, 2002. The Company has not completed any business combinations and as a result the adoption of these standards did not have a material impact on its financial position or operating results.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation of a subsidiary for which control is likely to be temporary. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company adopted the standard effective January 1, 2002, and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Overview

      Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems. As of March 31, 2002, we had an accumulated deficit of $162.1 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products during 2002. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

      The collaborative agreement with Novo Nordisk a related party provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the three months ended March 31, 2002, this partner-funded program has contributed approximately 94% of our total contract revenues. Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., currently own approximately 22.5% of our total outstanding common stock.

      During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in the development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. We anticipate that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which will be made available to them in the first half of 2002, but there can be no assurance that GlaxoSmithKline will elect to restore its rights. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline. If we elect to pay the exit fee, it will not have a material impact on our financial position or operating results. This development program is currently being funded through existing working capital.

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

      In addition to the diabetes and pain management programs, we have three additional partner-funded programs and a gene therapy effort, which is funded through the National Institutes of Health. It is our policy not to disclose the identity of the partner or the drug until we have entered into long-term development agreements with a partner.

Critical Accounting Policies

      We consider certain accounting policies related to revenue recognition and the use of estimates to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

      Contract Revenues: Contract revenues for the three months ended March 31, 2002 increased to $8.1 million from $6.7 million for the same period in 2001. The revenue increase results primarily from an increase in partner-funded project development revenue from Novo Nordisk, which was $7.6 million for the three months ended March 31, 2002 and $5.8 million for the same period in 2001. Costs associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

      Research and Development Expenses: Research and development expenses for the three months ended March 31, 2002 increased to $14.3 million from $14.2 million for the same period in 2001. The increase relates primarily to the hiring of additional scientific personnel and the expansion of other development efforts to support the ongoing program with Novo Nordisk. Expenses for other funded and unfunded development areas including manufacturing scale-up efforts decreased modestly from the same period in 2001. Research and development expenses associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements.

      These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon future success and funding levels supported by our existing development collaborations, as well as obtaining new collaborative agreements.

      Currently, our lead development program is developing pulmonary delivery systems to manage diabetes using insulin and other blood glucose regulating compounds with our partner Novo Nordisk. Since Novo Nordisk and we successfully completed during 2001 a Phase 2b clinical trial using the AERx insulin Diabetes Management System, we are now focused on preparing for Phase 3 clinical trials, which Novo Nordisk intends to commence during the summer of 2002.

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

      General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2002 increased to $2.5 million from $2.3 million for the same period in 2001. The increase is primarily due to the hiring of additional personnel and higher facility costs.

      Interest Income: Interest income for the three months ended March 31, 2002 decreased to $291,000 from $668,000 for the same period in 2001. The decrease is due to an overall decrease in interest rates earned on invested cash balances.

      Interest Expense and Other: Interest expense for the three months ended March 31, 2002 decreased to $166,000 from $262,000 for the same period in 2001. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

      Extraordinary Gain: No extraordinary gain was reported for the three months ended March 31, 2002. For the same period in 2001, we reported an extraordinary gain of approximately $6.7 million. The extraordinary gain resulted from the cancellation of outstanding loans and accrued interest required for product development under a program that had been funded by Genentech.

      Net Loss: Net loss for the three months ended March 31, 2002 increased to $8.5 million from $2.7 million for the same period in 2001. The increase in net loss for the three months ended March 31, 2002 is primarily due to the same prior year period including an extraordinary gain of approximately $6.7 million that resulted from the cancellation of outstanding loans and accrued interest required for product development under the program that had been funded by Genentech.

Liquidity and Capital Resources

      The Company has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of March 31, 2002, we had cash, cash equivalents and total investments of approximately $54.5 million.

      Net cash used in operating activities for the three months ended March 31, 2002 decreased to $14.2 million from $15.6 million for the same period in 2001. The decrease in net cash used resulted primarily from a decrease in net loss before extraordinary gain combined with a decrease in accounts receivable and an increase in accrued compensation offset by a decrease in accounts payable, other accrued liabilities and deferred revenue. The decrease in net loss before extraordinary gain is primarily due to an increase in revenue from partner-funded programs and a decrease in operating expenses for other development activities. The decrease in receivables is due to the receipt of payments from our partners for billings associated with our development activities. The increase in accrued compensation is due primarily to an increase in estimated accruals for employee compensation and other employee benefits. The increase in the net loss was primarily due to the prior year period including the forgiveness of outstanding loans and accrued interest under the cancellation of a development agreement with Genentech. The decrease in accounts payable and other accrued liabilities results primarily from increased payments for expenses associated with our development programs and capital expenditures, while the decrease in deferred revenue is due primarily to our partners funding future development at a lower level.

      Net cash used in investing activities for the three months ended March 31, 2002 was $6.4 million compared to $66,000 for the same period in 2001. The increase in net cash used in investing activities resulted primarily from a reduction in proceeds from maturing investments offset by a decrease in capital expenditures. Capital expenditures from the prior year related primarily to the construction of our large-scale commercial manufacturing facility and the acquisition of related production equipment.

      Net cash used in financing activities for the three months ended March 31, 2002 was $413,000 compared to net cash provided by financing activities of $9.5 million for the same period in 2001. The change results primarily from a significant reduction in proceeds from the issuance of equity funding during the current year and an increase in principal payments on lease obligations and equipment loans.

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

      We continue to review our planned operations through the end of 2002, and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2002 will be approximately $25 million. Since December 31, 2001, there have been no material changes in our contractual obligations or commitments. We believe that our existing cash balances at March 31, 2002, together with the $25 million unused common stock purchase commitment from Novo Nordisk, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next twelve months. The sale of additional common stock to Novo Nordisk is subject to certain conditions. In addition, there can be no assurance that our funding commitments from corporate development partners will not be amended or terminated. If we cannot exercise our option to sell additional shares of common stock to Novo Nordisk or if our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

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

      As of March 31, 2002, we had cash and cash equivalents and total investments of $54.5 million consisting of cash and highly liquid short-term and long-term investments. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term and long-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company’s decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company’s AERx insulin Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint. The Court has granted summary judgment in favor of the Company as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during the week of April 22, 2002. The jury returned verdicts in favor of the Company and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. These verdicts will be subject to various post-trial motions and possible appeals by both parties. Although there can be no assurance that the Company will ultimately prevail in this matter, management believes that the ultimate outcome of this litigation will not in any event have a material adverse effect on the Company’s financial position or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

      In February 2002, Aradigm Corporation (the “Company”) filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of California to increase the Company’s authorized number of shares of Common Stock from 40,000,000 to 100,000,000 shares. The additional shares of Common Stock authorized by the amendment have rights identical to the Common Stock of the Company outstanding immediately before the filing of the amendment. Issuances of Common Stock from the additional authorized shares do not affect the rights of the holders of the Company’s Common Stock and Preferred Stock outstanding immediately before the filing of the amendment, except for effects that may be incidental to increasing the number of shares of the Company’s Common Stock outstanding, such as dilution of the earnings per share and voting rights of holders of other Common Stock.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) A Special Meeting of Shareholders of Aradigm Corporation was held on February 8, 2002.

(b)	The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

(1)	To approve an amendment of the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 to 100,000,000 shares. The amendment was approved by a vote of 18,581,207 in favor, 511,808 against and 390,927 abstentions.

(2)	Approval of an amendment to the Employee Stock Purchase Plan increasing the total number of shares of common stock authorized for issuance by 500,000 shares. The amendment was approved by a vote of 25,071,946 in favor, 223,089 against and 394,755 abstentions.

Item 6.     Exhibits

      (a) Exhibits

3.4	*	Amended and Restated Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3.5	**	Certificate of Amendment of Amended and Restated Articles of Incorporation of Aradigm Corporation.
3.6	**	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
10.7	***	Employee Stock Purchase Plan, as amended.

*	Filed as an exhibit to the Company’s Form S-3 (No. 333-76584).

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference.

***	Filed as an exhibit to the Company’s definitive proxy statement filed on January 4, 2002 and incorporated herein by reference.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002

ARADIGM CORPORATION
(Registrant)

/s/ RICHARD P. THOMPSON
Richard P. Thompson
President and Chief Executive Officer

/s/ MICHAEL MOLKENTIN
Michael Molkentin
Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description

3.4	*	Amended and Restated Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3.5	**	Certificate of Amendment of Amended and Restated Articles of Incorporation of Aradigm Corporation.
3.6	**	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
10.7	***	Employee Stock Purchase Plan, as amended.

*	Filed as an exhibit to the Company’s Form S-3 (No. 333-76584).

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference.

***	Filed as an exhibit to the Company’s definitive proxy statement filed on January 4, 2002 and incorporated herein by reference.