Form 10-Q
period 2002-09-30
ARADIGM CORP
filed 2002-11-08
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	31,157,612
(Class)	(Outstanding at October 24, 2002)

ARADIGM CORPORATION

INDEX

		Page
		No.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Statements of Operations (Unaudited)
	Three months ended September 30, 2002 and 2001	1
	Nine months ended September 30, 2002 and 2001	2
	Balance Sheets
	September 30, 2002 (Unaudited) and December 31, 2001	3
	Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2002 and 2001	4
	Notes to Unaudited Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	13
ITEM 4.	Controls and Procedures	13
PART II. OTHER INFORMATION
ITEM 2.	Changes in Securities and Use of Proceeds	14
ITEM 6.	Exhibits and Reports on Form 8-K	14
Signature		15
Certifications		16
Exhibits		18

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	September 30,

	2002	2001

	(Unaudited)
Contract revenues (Including amounts from related parties:
2002 — $5,525; 2001 — $6,324)	$5,951	$6,889

Operating expenses:
Research and development	13,660	14,890
General and administrative	2,636	2,233

Total operating expenses	16,296	17,123

Loss from operations	(10,345)	(10,234)
Interest income	164	167
Interest expense and other	(100)	(216)

Net loss	$(10,281)	$(10,283)

Basic and diluted net loss per share	$(0.34)	$(0.48)

Shares used in computing basic and diluted net loss per share	30,597	21,581

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine months ended
	September 30,

	2002	2001

	(Unaudited)
Contract revenues (Including amounts from related parties:
2002 – $19,682; 2001 – $19,453)	$21,364	$22,096

Operating expenses:
Research and development	42,561	44,349
General and administrative	7,903	6,883

Total operating expenses	50,464	51,232

Loss from operations	(29,100)	(29,136)
Interest income	664	1,134
Interest expense and other	(349)	(841)

Loss before extraordinary gain	(28,785)	(28,843)
Extraordinary gain	—	6,675

Net loss	$(28,785)	$(22,168)

Basic and diluted net loss per share:
Loss before extraordinary gain	$(0.96)	$(1.45)
Extraordinary gain	—	0.34

Net loss per share	$(0.96)	$(1.11)

Shares used in computing basic and diluted net loss per share	29,958	19,929

See accompanying notes.

ARADIGM CORPORATION

BALANCE SHEETS
(In thousands, except shares data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,016	$69,965
Short-term investments	6,220	1,199
Receivables	5	1,349
Prepaid expenses and other current assets	2,210	957

Total current assets	37,451	73,470
Property and equipment, net	62,296	57,940
Notes receivable from officers and employees	209	160
Other assets	477	530

Total assets	$100,433	$132,100

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$5,297
Accrued clinical and cost of other studies	511	703
Accrued compensation	5,150	1,761
Deferred revenue	7,459	11,115
Current portion of capital lease obligations	2,536	3,526
Other accrued liabilities	663	2,760

Total current liabilities	17,851	25,162
Noncurrent portion of deferred revenue	2,070	2,327
Noncurrent portion of capital lease obligations	718	2,427
Noncurrent portion of deferred rent	525	300
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 2,001,236 at September 30, 2002 and December 31, 2001; liquidation preference of $48,430 at September 30, 2002 and December 31, 2001	30,665	30,735
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 31,157,612 at September 30, 2002 and 29,536,383 at December 31, 2001	230,906	224,738
Deferred compensation	—	(54)
Accumulated deficit	(182,302)	(153,535)

Total shareholders’ equity	48,604	71,149

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$100,433	$132,100

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,785)	$(22,168)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,289	3,280
Extraordinary gain related to Genentech note	—	(6,675)
Issuance of common stock for services	6	48
Amortization of deferred compensation	54	121
Changes in operating assets and liabilities:
Receivables	1,344	(264)
Prepaid expenses and other current assets	(1,263)	(841)
Other assets	54	148
Accounts payable	(3,765)	(532)
Accrued compensation	3,388	1,773
Other accrued liabilities	(2,063)	(932)
Deferred revenue	(3,914)	3,980

Net cash used in operating activities	(30,655)	(22,062)

Cash flows from investing activities:
Capital expenditures	(8,644)	(29,863)
Purchase of available-for-sale investments	(9,786)	(5,733)
Proceeds from maturities of available-for-sale investments	4,784	26,414

Net cash used in investing activities	(13,646)	(9,182)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,161	30,724
Cost from issuance of redeemable convertible preferred stock	(70)	—
Proceeds from repayments of shareholder notes	—	130
Notes receivable from officers	(40)	14
Payments on lease obligations and equipment loans	(2,699)	(2,310)

Net cash provided by financing activities	3,352	28,558

Net decrease in cash and cash equivalents	(40,949)	(2,686)
Cash and cash equivalents at beginning of period	69,965	20,732

Cash and cash equivalents at end of period	$29,016	$18,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$392	$714

Non-cash investing and financing activities:
Issuance of common stock for services	$6	$48

See accompanying notes.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
September 30, 2002

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

2.     Shareholders’ Equity

      In July 2002, the Company raised $5 million through the sale of 1,182,034 shares of common stock at a price of $4.23 per share to Novo Nordisk Pharmaceuticals, Inc., an affiliate of Novo Nordisk A/ S (“Novo Nordisk”) under the terms of a common stock purchase agreement signed in October 2001.

3.     Contingencies

      In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company’s decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company’s AERx insulin Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint. The Court granted summary judgment in favor of the Company as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during April 2002. The jury returned verdicts in favor of the Company and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. These verdicts will be subject to various post-trial motions and possible appeals by both parties. Although there can be no assurance that the Company will ultimately prevail in this matter, management believes that the ultimate outcome of this litigation will not in any event have a material adverse effect on the Company’s financial position or results of operations.

4.     Related Party

      Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at September 30, 2002 own approximately 20% of the Company’s total outstanding common stock (on an as-converted basis).

5.     Recent Accounting Pronouncements

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Previous to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. Companies are required to retroactively adopt SFAS No. 145 for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The Company believes the impact of adopting this standard will be to reclassify the $6.7 million extraordinary gain related to Genentech in 2001 as a component of operating results and does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

6.     Subsequent Event

      In October 2002, the Company received a milestone payment from Novo Nordisk pursuant to the development agreement milestone payment schedule, upon initiation of the Phase III clinical study (first patient, first dose). Revenue related to this milestone payment will be recognized over the remaining life of the insulin program.

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

Overview

      Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems, including our AERx systems. As of September 30, 2002, we had an accumulated deficit of $182 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products during 2002. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

      The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the three and nine months ended September 30, 2002, this partner-funded program has contributed approximately 93% and 92%, respectively, of our total contract revenues. At September 30, 2002, Novo Nordisk and its affiliate Novo Nordisk Pharmaceuticals, Inc. own approximately 20% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

      During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in the development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. We anticipate that GlaxoSmithKline will review its restoration election upon the delivery of Phase 2b trial results, which was made available to them during the second quarter of 2002, but there can be no assurance that GlaxoSmithKline will elect to restore its rights. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline. If we elect to pay the exit fee, it will not have a material impact on our financial position or operating results. This development program is currently being funded through existing working capital.

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

      In addition to the diabetes and pain management programs, we have three additional partner-funded programs and two gene therapy efforts, one of which is funded through the National Institutes of Health. It is our policy not to disclose the identity of the partner or the drug until we have entered into long-term development agreements with a partner or until data from a study has been published.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

      Contract Revenues: Contract revenues for the three months ended September 30, 2002 decreased to $6.0 million from $6.9 million for the same period in 2001. The decrease in revenue is primarily due to a reduction in partner-funded project development revenue from Novo Nordisk, which was $5.5 million for the three months ended September 30, 2002 and $6.3 million for the same period in 2001, and no partner-funded revenue earned from the pain management program during the current quarter, which contributed revenue of $200,000 for the same period in 2001. The decrease in Novo Nordisk contract revenues was partially offset by a modest increase in contract revenues from other partner-funded programs. Costs associated with collaborative agreements approximate contract revenues as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

      Research and Development Expenses: Research and development expenses for the three months ended September 30, 2002 decreased to $13.7 million from $14.9 million for the same period in 2001. The decrease in research and development expenses is primarily due to a reduction in development efforts to support the ongoing program with Novo Nordisk and the pain management program and a reduction in manufacturing scale-up efforts offset by increases in expenses in other funded and unfunded development programs. Research and development expenses associated with collaborative agreements approximate contract revenues as these expenses are incurred under the program agreements.

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

      Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin and other blood glucose regulating compounds with our partner Novo Nordisk. Since Novo Nordisk and we successfully completed during 2001 a Phase 2b clinical trial using the AERx insulin Diabetes Management System, and successfully initiated Phase 3 clinical trials in September 2002, we are focused on preparing for additional Phase 3 clinical trials for regulatory submission along with commercial scale-up activities.

      Our next major program is with our partner GlaxoSmithKline pursuant to our development agreement, as amended, which covers the use of the AERx Pain Management System for the delivery of narcotic analgesics. During December 2001, we successfully completed Phase 2b clinical trials for the AERx morphine Pain Management System. During the second quarter of 2002, we made available to GlaxoSmithKline data from the Phase 2b clinical trials. We are working with GlaxoSmithKline to determine the next steps for the AERx morphine program. We are in a position to move forward with this program for a Phase 3 start in 2003, however, future progress for this program is contingent on either GlaxoSmithKline recommitting to this program or our entering into another development agreement with a new partner

      We have three other partner-funded programs and two gene therapy feasibility efforts, one of which is funded through the National Institutes of Health. Three of these will have completed Phase 1 clinical trials this year. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development. In addition, we are funding the development of inhaled testosterone until such time that a partner is found for this program.

      General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2002 increased to $2.6 million from $2.2 million for the same period in 2001. The increase is primarily due to higher business development expenses, including the hiring of additional personnel and higher facility support costs.

      Interest Income: Interest income for the three months ended September 30, 2002 decreased to $164,000 from $167,000 for the same period in 2001.

      Interest Expense and Other: Interest expense for the three months ended September 30, 2002 decreased to $100,000 from $216,000 for the same period in 2001. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

      Net Loss: Net loss for the three months ended September 30, 2002 remained relatively unchanged at $10.3 million compared to the same period in 2001.

Nine Months Ended September 30, 2002 and 2001

      Contract Revenues: Contract revenues for the nine months ended September 30, 2002 decreased to $21.4 million from $22.1 million for the same period in 2001. The decrease in revenue is primarily due to no partner-funded revenue earned from the pain management program, which contributed revenue of $1.5 million for the same period in 2001, offset by an increase in partner-funded project development revenue from Novo Nordisk and an increase in revenue from other partner-funded programs. Costs associated with collaborative agreements approximate contract revenues as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

      Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2002 decreased to $42.6 million from $44.3 million for the same period in 2001. The decrease in research and development expenses is primarily due to a reduction in development efforts to support the ongoing program with Novo Nordisk and the pain management program and a reduction in manufacturing scale-up efforts, but offset by increases in expenses in other funded and unfunded development programs. Research and development expenses associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements.

      General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2002 increased to $7.9 million from $6.9 million for the same period in 2001. The increase is primarily due to higher business development expenses, including the hiring of additional personnel, and higher facility support costs.

      Interest Income: Interest income for the nine months ended September 30, 2002 decreased to $664,000 from $1.1 million for the same period in 2001. The decrease is due to an overall decrease in interest rates earned on invested cash balances.

      Interest Expense and Other: Interest expense for the nine months ended September 30, 2002 decreased to $349,000 from $841,000 for the same period in 2001. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

      Extraordinary Gain: No extraordinary gain was reported for the nine months ended September 30, 2002. For the same period in 2001, we reported an extraordinary gain of approximately $6.7 million. The extraordinary gain results from the cancellation of outstanding loans and accrued interest required to conduct development for the program that had been funded by Genentech.

      Net Loss: Net loss for the nine months ended September 30, 2002 increased to $28.8 million from $22.2 million for the same period in 2001. The increase in net loss is primarily due to the prior year period including an extraordinary gain of approximately $6.7 million that resulted from the cancellation of outstanding loans and accrued interest required for product development under the program that had been funded by Genentech.

Liquidity and Capital Resources

      The Company has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of September 30, 2002, we had cash, cash equivalents and investments of approximately $35.2 million.

      In July 2002, we raised $5 million through the sale of 1,182,034 shares of common stock at a price of $4.23 per share to Novo Nordisk Pharmaceuticals, Inc., an affiliate of Novo Nordisk under the terms of a common stock purchase agreement signed in October 2001.

      Net cash used in operating activities for the nine months ended September 30, 2002 increased to $30.7 million from $22.1 million for the same period in 2001. The increase in net cash used in operating activities resulted primarily from an increase in net loss and prepaid expenses and other current assets and a decrease in accounts payable, other accrued liabilities, and deferred revenue offset by a decrease in accounts receivable and an increase in accrued compensation. The increase in the net loss was primarily due to the prior year period including an extraordinary gain for the forgiveness of outstanding loans and accrued interest under the cancellation of a development agreement with Genentech. The increase in prepaid expenses and other current assets is primarily due to prepayments made to vendors for services they will perform over a future contractual period. The prepayments will be expensed to operations over the contractual period the services are performed by the vendor. The decrease in accounts payable and other accrued liabilities results primarily from increased payments for expenses associated with our development programs and capital expenditures, while the decrease in deferred revenue is due primarily to our partners funding future development at a lower level. The decrease in receivables is due to the receipt of payments from our partners for billings associated with our development activities. The increase in accrued compensation is due primarily to an increase in estimated accruals for employee compensation and other employee benefits.

      Net cash used in investing activities for the nine months ended September 30, 2002 increased to $13.6 million from $9.2 million for the same period in 2001. Net cash used in investing activities resulted primarily from a reduction in capital expenditures and proceeds from maturing investments offset by an increase in the purchase of investments. Capital expenditures for the current year relate primarily to the acquisition of manufacturing production equipment while in the prior year period capital expenditures related primarily to the construction of our large-scale commercial manufacturing facility.

      Net cash used in financing activities for the nine months ended September 30, 2002 decreased to $3.4 million from $28.6 million for the same period in 2001. The change results primarily from a significant reduction in proceeds from the issuance of equity funding during the current year and an increase in principal payments on lease obligations and equipment loans.

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

      We continue to review our planned operations through the end of 2002 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2002 will be approximately $15 million. Since December 31, 2001, there have been no material changes in our contractual obligations or commitments. We believe that our existing cash balances at September 30, 2002, together with the $20 million unused common stock purchase commitment from Novo Nordisk, research and development funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next twelve months. The sale of additional common stock to Novo Nordisk is subject to certain conditions including, if applicable, obtaining any requisite shareholder approval. In addition, there can be no assurance that our funding commitments from corporate development partners will not be amended or terminated. If we cannot exercise our option to sell additional shares of common stock to Novo Nordisk because of the need for shareholder approval or otherwise or if our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

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

      As of September 30, 2002, we had cash and cash equivalents and short-term investments of $35.2 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

      In July 2002, pursuant to a Common Stock Purchase Agreement between the Company and Novo Nordisk Pharmaceuticals, Inc., dated October 22, 2001, the Company issued 1,182,034 shares of its common stock to Novo Nordisk Pharmaceuticals, Inc. for an aggregate purchase price of $5 million. The shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 6.	Exhibits

      (a) Exhibits

99.1	Certification by Chief Executive Officer and Chief Financial Officer

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002

ARADIGM CORPORATION
(Registrant)

/s/ RICHARD P. THOMPSON

Richard P. Thompson
President and Chief Executive Officer

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Richard P. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aradigm Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ RICHARD P. THOMPSON

Richard P. Thompson
President and Chief Executive Officer

CERTIFICATION

I, Thomas C. Chesterman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aradigm Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

99.1	Certification by Chief Executive Officer and Chief Financial Officer