Form 10-Q
period 2003-03-31
ARADIGM CORP
filed 2003-05-13
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	50,685,427
(Class)	(Outstanding at April 30, 2003)

ARADIGM CORPORATION

i

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

ARADIGM CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)	(Note 1)

	(In thousands, except
	shares data)
ASSETS
Current assets:
Cash and cash equivalents	$27,828	$22,800
Short-term investments	8,396	7,090
Receivables	79	282
Current portion of notes receivable from officers and employees	137	136
Prepaid and other current assets	1,740	1,457

Total current assets	38,180	31,765
Property and equipment, net	62,921	63,233
Noncurrent portion of notes receivable from officers and employees	315	169
Long-term investments	—	1,553
Other assets	404	409

Total assets	$101,820	$97,129

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,444	$1,951
Accrued clinical and cost of other studies	287	291
Accrued compensation	2,975	2,195
Deferred revenue	9,627	10,682
Current portion of capital lease obligations	1,343	1,753
Other accrued liabilities	662	407

Total current liabilities	16,338	17,279
Noncurrent portion of deferred revenue	5,656	6,170
Capital lease obligations and other, less current portion	287	497
Noncurrent portion of deferred rent	1,162	1,108
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 2,001,236 at March 31, 2003 and December 31, 2002; liquidation preference of $48,430 at March 31, 2003 and December 31, 2002	30,665	30,665
Shareholders’ equity:
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding shares: 50,168,003 at March 31, 2003; 31,157,612 at December 31, 2002	245,091	230,853
Accumulated deficit	(197,379)	(189,443)

Total shareholders’ equity	47,712	41,410

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$101,820	$97,129

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share data)
	(Unaudited)
Contract and license revenues
Related party	$7,569	$7,599
Unrelated party	121	519

Total revenues	7,690	8,118
Research and development	12,999	14,313
General and administrative	2,669	2,458

Total expenses	15,668	16,771

Loss from operations	(7,978)	(8,653)
Interest income	108	291
Interest expense and other	(56)	(166)

Net loss	$(7,926)	$(8,528)

Basic and diluted net loss per share	$(0.22)	$(0.29)

Shares used in computing basic and diluted loss per share	35,601	29,544

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,926)	$(8,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,592	1,325
Issuance of warrants and common stock for services	5	—
Amortization of deferred compensation	—	40
Changes in operating assets and liabilities:
Receivables	203	1,280
Other current assets	(283)	(519)
Other assets	5	19
Accounts payable	(507)	(3,748)
Accrued compensation	780	1,124
Accrued liabilities	251	(1,905)
Deferred rent	54	75
Deferred revenue	(1,569)	(3,330)

Net cash used in operating activities	(7,395)	(14,167)

Cash flows from investing activities:
Capital expenditures	(1,280)	(2,081)
Purchases of available-for-sale investments	—	(5,579)
Proceeds from maturities of available-for-sale investments	237	1,219

Net cash used in investing activities	(1,043)	(6,441)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	14,233	724
Costs from issuance of redeemable convertible preferred stock	—	(56)
Notes receivable from officers and employees	(147)	(41)
Payments on capital lease obligations and equipment loans	(620)	(1,040)

Net cash provided (used) by financing activities	13,466	(413)

Net increase (decrease) in cash and cash equivalents	5,028	(21,021)
Cash and cash equivalents at beginning of year	22,800	69,965

Cash and cash equivalents at end of period	$27,828	$48,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$55	$161

Non-cash investing and financing activities:
Issuance of warrants and options to purchase common stock for services	$5	$—

Issuance of warrants in conjunction with private placement of common stock	$2,469	$—

See accompanying notes

ARADIGM CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2003

1.     Organization and Basis of Presentation

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

Basis of Presentation

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

      The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.     Summary of Significant Accounting Policies

Stock Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation 44 “Accounting for Certain Transactions Involving Stock Compensation”. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

	2003	2002

Net loss applicable to common shareholders — as reported	$(7,926)	$(8,528)
Add:
Stock-based employee compensation expense included in reported net loss	5	40
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,556)	(1,838)

Pro forma net loss applicable to common shareholders	$(9,477)	$(10,326)
Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.22)	$(0.29)
Pro forma	$(0.27)	$(0.35)

      The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force Issue No. 96-18. The value of options and warrants are periodically remeasured over their vesting terms.

Computation of Net Loss Per Share

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

3.     Shareholders’ Equity

      Pursuant to a Securities Purchase Agreement entered into as of February 10, 2003, the Company issued 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of the common stock at $1.07 per share to certain investors for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 4 years, and recorded approximately $1,366,964 as issuance costs related to the private placement. In addition, in connection with this private placement, the Company has issued warrants (“repriced warrants”) to purchase an aggregate of 4,016,024 shares of its common stock at $1.12 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $6.97 per share, held by the same investors. The Company valued the repriced warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1,101,798 as issuance costs related to the private placement.

4.     Contingencies

      In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against the Company in the United States District Court for the Southern District of Indiana. The complaint made various allegations against the Company, arising from the Company’s decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. The Company has sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. The Company and Lilly had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to the Company for commercialization in the Company’s AERx insulin Diabetes Management System, and a separate agreement under which the Company would license certain intellectual property to Lilly. These negotiations were terminated after the Company proceeded with its agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. The Company filed an answer denying all material allegations of the complaint. The Court granted summary judgment in favor of the Company as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during April 2002. The jury returned verdicts in favor of the Company and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. After the Court resolved various post-trail motions, both Lilly and the Company filed appeals; the schedule for the appeal is not yet set. Although there can be no assurance that the Company will ultimately prevail in this matter, management believes that the ultimate outcome of this litigation will not in any event have a material adverse effect on the Company’s financial position or results of operations.

5.     Related Party

      Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at March 31, 2003 own approximately 13.5% of the Company’s total outstanding common stock (on an as-converted basis).

6.     Subsequent Events

      On May 12, 2003, Aradigm completed the purchase of certain assets from the Weston Medical Group (“Weston”), a UK public company currently in administration. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” Aradigm has acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for a cash consideration of $2.0 million payable to the Weston administrators over a two-month period. The acquisition was funded out of Aradigm’s working capital. Aradigm will continue the development of Weston’s technologies and drug delivery systems at Aradigm’s existing US facilities. Aradigm will continue development of Intraject by re-allocating existing resources and is not anticipating more than a small increase in its current cash burn rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003.

      The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Since our inception in 1991, we have been engaged in the development of pulmonary drug delivery systems, including our AERx systems. As of March 31, 2003, we had an accumulated deficit of $197.4 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products during 2003. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

      The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the three months ended March 31, 2003, this partner-funded program has contributed approximately 98% of our total contract revenues. At March 31, 2003, Novo Nordisk and its affiliate Novo Nordisk Pharmaceuticals, Inc. own approximately 13.5% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

      During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement covering the use of the AERx Pain Management System for the delivery of narcotic analgesics whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless GlaxoSmithKline or we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in the development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. While GlaxoSmithKline has been in a position to exercise its restoration election since delivery of Phase 2b trial results, which were made available to them during the second quarter of 2002, it appears unlikely that GlaxoSmithKline will do so. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline. If we elect to pay the exit fee, it will not have a material impact on our financial position or operating results. We have the right to explore partnering options with other companies while this agreement is in effect. We are currently in active discussions with several alternate partners that could participate in this product if GlaxoSmithKline does not elect to restore its rights. There can be no assurance that we will successfully enter into an alternative partnership agreement for this product if GlaxoSmithKline does not elect to restore its rights. No product development or milestone payments were received from GlaxoSmithKline during 2002 or in the first quarter of 2003.

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

Revenue Recognition

      Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the agreements as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved and such payments are no longer refundable.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

      Contract and License Revenues: Contract revenues for the three months ended March 31, 2003 decreased to $7.7 million from $8.1 million for the same period in 2002. The decline in contract revenue was due in part to no partner-funded revenue earned from the pain management program during the current quarter, which contributed revenue of $249,000 for the same period in 2002. Revenue from Novo Nordisk was $7.6 million for each of the three months ended March 31, 2003 and 2002. Costs associated with collaborative agreements approximate contract revenues as these expenses are incurred under the program agreements. These costs are included in research and development expenses.

      Research and Development Expenses: Research and development expenses for the three months ended March 31, 2003 decreased to $13.0 million from $14.3 million for the same period in 2002. The decrease in research and development expenses is primarily due to a reduction in development efforts to support the ongoing program with Novo Nordisk and the pain management program offset by increases in expenses in other funded and unfunded development programs. Research and development expenses associated with collaborative agreements approximate contract revenues as these expenses are incurred under the program agreements.

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

      Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin and other blood glucose regulating compounds with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on preparing for the additional Phase 3 clinical trials that will be needed for our regulatory submission and commercial scale-up activities.

      Our next program has been conducted to date with our partner GlaxoSmithKline pursuant to our development agreement, as amended, which covers the use of the AERx Pain Management System for the delivery of narcotic analgesics. Activity in this program has been limited since delivery to GlaxoSmithKline of data from the Phase 2b clinical trials in the second quarter of 2002. We are in a position to move forward with this program and start Phase 3 trial within a year; however, future progress for this program is contingent on either GlaxoSmithKline recommitting to this program or our entering into another development agreement with a new partner.

      We have six additional programs, five of which are partner-funded programs and include two gene therapy programs. Three of these have completed Phase 1 clinical trials this year. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development. In addition, we are funding the development of inhaled testosterone until such time that a partner is found for this program.

      General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2003 marginally increased to $2.7 million from $2.5 million for the same period in 2002.

      Interest Income: Interest income for the three months ended March 31, 2003 decreased to $108,000 from $291,000 for the same period in 2002. The decrease is due to lower invested balances and lower interest rates.

      Interest Expense and Other: Interest expense for the three months ended March 31, 2003 decreased to $56,000 from $166,000 for the same period in 2002. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

      Net Loss: Net loss for the three months ended March 31, 2003 of $7.9 million was lower compared to the same period in 2002, reflecting lower revenue offset by reduced expense for the period.

Liquidity and Capital Resources

      The Company has financed its operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of March 31, 2003, we had cash, cash equivalents and investments of approximately $36.2 million.

      In March 2003, we raised approximately $15.0 million through the sale of 18,992,391 shares of common stock at a price of $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors in a private placement. In addition, in connection with this private placement we issued to certain of the investors in the private placement warrants to purchase an aggregate of 4,016,024 shares of common stock at $1.12 per share in exchange for the cancellation of an equal number of warrants to purchase the common stock at $6.97 per share, held by the same investors.

      Net cash used in operating activities for the three months ended March 31, 2003 decreased to $7.4 million from $14.2 million for the same period in 2002. Although, the net loss was $7.9 million in the three months ended March 31, 2003 and $8.5 million in the three months ended March 31, 2002, net cash used was substantially higher in 2002 due payments of accrued accounts payable, accrued liabilities and greater recognition of deferred revenue carried over from 2001.

      Net cash used in investing activities for the three months ended March 31, 2003 decreased to $1.0 million from $6.4 million for the same period in 2002. Higher spending in 2002 related to capital expenditures for the acquisition of manufacturing production equipment for commercial production.

      Net cash provided by financing activities for the three months ended March 31, 2003 was $13.5 million compared to a use of $413,000 for the same period in 2002. The increase in cash provided is the result of the completion of the private placement in March 2003.

      On May 12, 2003, Aradigm completed the purchase of certain assets from the Weston Medical Group (“Weston”), a UK public company currently in administration. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” Aradigm has acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for a cash consideration of $2.0 million payable to the Weston administrators over a two-month period. The acquisition was funded out of Aradigm’s working capital. Aradigm will continue the development of Weston’s technologies and drug delivery systems at Aradigm’s existing US facilities. Aradigm will continue development of Intraject by re-allocating existing resources and is not anticipating more than a small increase in its current cash burn rate.

      The development of our technology and proposed products, including the Intraject development program, will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical studies and clinical trial activities necessary to develop and refine the technology and proposed products and bring such products to market. Our future capital requirements will depend on many factors, including continued progress and results from research and development for the technology and drug delivery systems, the ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up for the required production technologies, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and the need to acquire licenses or other rights to new technology.

      We continue to review our planned operations through the end of 2003 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2003 will be approximately $11.5 million. Other than in connection with the acquisition of the Intraject related assets, since December 31, 2002, there have been no material changes in our contractual obligations or commitments. We believe that our existing cash balances at March 31, 2003, together with the $20.0 million unused common stock purchase commitment from Novo Nordisk A/S, research and development funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next fifteen months. The sale of additional common stock to Novo Nordisk A/S is subject to certain conditions including, if applicable, obtaining any requisite shareholder approval. In addition, there can be no assurance that our funding commitments from corporate development partners will not be amended or terminated. If we cannot exercise our option to sell additional shares of common stock to Novo Nordisk A/S because of the need for shareholder approval or otherwise or if our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

      If our development programs including the Intraject development program, continue to progress, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

      As of March 31, 2003, we had cash and cash equivalents and short-term investments of $36.2 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

      In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against us in the United States District Court for the Southern District of Indiana. The complaint made various allegations against us, arising from our decision to enter into an exclusive collaboration with Novo Nordisk with respect to the development and commercialization of a pulmonary delivery system for insulin and insulin analogs. We have sponsored various studies of the pulmonary delivery of insulin and insulin analogs using materials supplied by Lilly under a series of agreements dating from January 1996. Lilly and we had also conducted negotiations concerning a long-term supply agreement under which Lilly would supply bulk insulin to us for commercialization in our AERx insulin Diabetes Management System, and a separate agreement under which we would license certain intellectual property to Lilly. These negotiations were terminated after we proceeded with our agreement with Novo Nordisk. The complaint sought a declaration that Lilly scientists were co-inventors of a patent application we filed relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent application. The complaint also contained allegations of misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and seeks unspecified damages and injunctive relief. We filed an answer denying all material allegations of the complaint. The Court granted summary judgment in our favor as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during April 2002. The jury returned verdicts in our favor and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. After the Court resolved various post-trail motions, both Lilly and we filed appeals; the schedule for the appeal is not yet set. Although there can be no assurance that we will ultimately prevail in this matter, we believe that the ultimate outcome of this litigation will not in any event have a material adverse effect on our financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      Pursuant to a Securities Purchase Agreement entered into as of February 10, 2003, we issued 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of our common stock at $1.07 per share to certain institutional investors and insiders for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. In addition, in connection with this private placement, we have issued to certain of the investors in the private placement warrants (“repriced warrants”) to purchase an aggregate of 4,016,024 shares of our common stock at $1.12 per share in exchange for the cancellation of an equal number of warrants to purchase our common stock at $6.97 per share, held by the same investors. We have issued the shares in reliance on Rule 506 of Reg D of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders of Aradigm Corporation was held on March 7, 2003. At the Special Meeting, the shareholders approved (i) the issuance and sale of up to 18,992,391 shares of the our common stock, (ii) the issuance of warrants to purchase an aggregate of up to 4,273,272 shares of our common stock and our common stock that is issuable upon exercise of such warrants, and (iii) the cancellation and reissuance of certain outstanding warrants and the issuance of our common stock that is issuable upon exercise of such warrants, in a private financing. The holders of our common stock and our Series A preferred stock, voting together as a single class on an as-converted basis, cast 19,667,717 votes in favor and 661,764 votes against, with 6,575 votes abstaining.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1(1)	Securities Purchase Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto
10.2(1)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto
99.1	Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2003

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K dated February 12, 2003, relating to (i) the execution of a Securities Purchase Agreement governing the sale and issuance of shares of our common stock and warrants to purchase share of our common stock and (ii) the issuance of warrants pursuant to a Warrant Repricing Agreement.

SIGNATURES

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

Dated: May 9, 2003

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

Date: May 9, 2003

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

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Date: May 9, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1(1)	Securities Purchase Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto
10.2(1)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto
99.1	Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2003