Form 10-Q
period 2003-06-30
ARADIGM CORP
filed 2003-08-12
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	54,295,481
(Class)	(Outstanding at July 31, 2003)

ARADIGM CORPORATION
INDEX

		Page No.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Balance Sheets
	At June 30, 2003 and December 31, 2002 (unaudited)	2
	Statements of Operations
	Three Months Ended June 30, 2003 and 2002 (unaudited)	3
	Six months ended June 30, 2003 and 2002 (unaudited)	4
	Statements of Cash Flows
	Six months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Unaudited Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	13
ITEM 4.	Controls and Procedures	13
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	14
ITEM 4.	Submission of Matters to a Vote of Security Holders	14
ITEM 6.	Exhibits and Reports on Form 8-K	15
Signature		16
Index to Exhibits		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARADIGM CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
	(In thousands, except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$24,392	$22,800
Short-term investments	3,837	7,090
Receivables	167	282
Current portion of notes receivable from officers and employees	138	136
Prepaid expenses and other current assets	1,376	1,457

Total current assets	29,910	31,765
Property and equipment, net	64,207	63,233
Noncurrent portion of notes receivable from officers and employees	332	169
Long-term investments	—	1,553
Other assets	399	409

Total assets	$94,848	$97,129

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010	$1,951
Accrued clinical and cost of other studies	207	291
Accrued compensation	3,368	2,195
Deferred revenue	8,909	10,682
Current portion of capital lease obligations	992	1,753
Other accrued liabilities	648	407

Total current liabilities	15,134	17,279
Noncurrent portion of deferred revenue	5,142	6,170
Noncurrent portion of capital lease obligations	73	497
Noncurrent portion of deferred rent	1,216	1,108
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,794,626 at June 30, 2003 and 2,001,236 at December 31, 2002; liquidation preference of $43,430 at June 30, 2003 and $48,430 at December 31, 2002	27,499	30,665
Shareholders’ equity:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
	(In thousands, except shares data)
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 53,295,481 at June 30, 2003 and 31,157,612 at December 31, 2002	250,587	230,853
Accumulated deficit	(204,803)	(189,443)

Total shareholders’ equity	45,784	41,410

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$94,848	$97,129

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2003 — $9,255; 2002 — $6,558)	$9,378	$7,295

Operating expenses:
Research and development	14,001	14,588
General and administrative	2,844	2,809

Total operating expenses	16,845	17,397

Loss from operations	(7,467)	(10,102)
Interest income	86	210
Interest expense and other	(39)	(84)

Net loss	$(7,420)	$(9,976)

Basic and diluted net loss per share	$(0.15)	$(0.34)

Shares used in computing basic and diluted net loss per share	51,144	29,723

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2003 — $16,824; 2002— $14,157	$17,068	$15,413

Operating expenses:
Research and development	27,000	28,901
General and administrative	5,513	5,267

Total operating expenses	32,513	34,168

Loss from operations	(15,445)	(18,755)
Interest income	194	501
Interest expense and other	(95)	(250)

Net loss	(15,346)	(18,504)

Basic and diluted net loss per share:
Net loss per share	$(0.35)	$(0.62)

Shares used in computing basic and diluted net loss per share	43,440	29,634

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,346)	$(18,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,177	2,954
Issuance of warrants and common stock for services	10	2
Amortization of deferred compensation	—	54
Changes in operating assets and liabilities:
Receivables	115	1,023
Other current assets	81	(822)
Other assets	10	24
Accounts payable	(941)	(3,280)
Accrued compensation	1,173	1,714
Other accrued liabilities	157	(2,308)
Deferred rent	108	150
Deferred revenue	(2,801)	(5,267)

Net cash used in operating activities	(14,257)	(24,260)

Cash flows from investing activities:
Capital expenditures	(2,488)	(6,627)
Purchase of available-for-sale investments	(1,663)	(7,410)
Proceeds from maturities of available-for-sale investments	4,792	4,762

Net cash provided by (used) in investing activities	641	(9,275)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,560	722
Cost from issuance of redeemable convertible preferred stock	—	(70)
Notes receivable from officers	(165)	(53)
Payments on lease obligations and equipment loans	(1,185)	(2,006)

Net cash provided by (used in) financing activities	15,208	(1,407)

Net increase (decrease) in cash and cash equivalents	1,592	(34,942)
Cash and cash equivalents at beginning of period	22,800	69,965

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash and cash equivalents at end of period	$24,392	$35,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$95	$292

Non-cash investing and financing activities:
Issuance of common stock through conversion of Series A preferred stock	$3,165	$—
Issuance of warrants in conjunction with private placement of common stock	$2,469	$—
Issuance of warrants and options to purchase common stock for services	$10	$2

See accompanying notes.

ARADIGM CORPORATION
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2003

1.	Organization and Basis of Presentation

Organization

     Aradigm Corporation (the “Company”) is a California corporation engaged in the development and commercialization of non-invasive drug delivery systems. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. These factors indicate that the Company’s ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required.

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

2.	Summary of Significant Accounting Policies

Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss applicable to	$(7,420)	$(9,976)	$(15,346)	$(18,504)
Add:
Stock-based employee compensation expense included in reported net loss	$—	$41	$—	$54
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	$(1,327)	$(1,750)	$(2,883)	$(3,951)

Pro forma net loss applicable to	$(8,747)	$(11,685)	$(18,229)	$(22,401)
Basic and diluted net loss per share as reported	$(0.15)	$(0.34)	$(0.35)	$(0.62)
Pro forma	$(0.17)	$(0.39)	$(0.42)	$(0.76)

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

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with current year presentation.

3.	Asset Acquisition

     On May 12, 2003, the Company completed the purchase of certain assets from the Weston Medical Group (“Weston”), a UK public company currently in bankruptcy. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” The Company has acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for a cash consideration of approximately $2.0 million. The initial purchase price and subsequent transfer costs have been capitalized and preliminarily included in property and equipment on the balance sheet at June 30, 2003. The Company will finalize determination of fair value of the acquired assets and the allocation of the capitalized costs between property and equipment and intangible assets in the subsequent quarter.

4.	Shareholders’ Equity

     Pursuant to a Securities Purchase Agreement entered into as of February 10, 2003, the Company issued in a private placement 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors for an aggregate purchase price of approximately $15.0 million. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 4 years, and recorded approximately $1,366,964 as issuance costs related to the private placement. In addition, in connection with this private placement, the Company issued warrants (“repriced warrants”) to purchase an aggregate of 4,016,024 shares of its common stock at $1.12 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $6.97 per share, held by the same investors. The Company valued the repriced warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1,101,798 as issuance costs related to the private placement.

     In June 2003 the Company received net proceeds of approximately $2.3 million and issued an aggregate of 2,171,964 shares of common Stock in connection with the exercise of warrants by three investors.

     In March and June 2003, holders of an aggregate of 206,610 shares of redeemable convertible preferred stock (“preferred stock”) elected to convert shares of preferred stock to common stock under the terms of a preferred stock purchase agreement entered into as of December 14, 2001. Each share of preferred stock, together with accrued and unpaid dividends, is convertible at the option of the holder, into four shares of common stock. The Company issued 826,440 shares of common stock in connection with the conversion.

5.	Contingencies

     In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against the Company in the United States District Court for the Southern District of Indiana seeking a declaration that Lilly scientists were co-inventors of patent applications filed by the Company relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent applications. The complaint also contained allegations of breach of contract, misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and sought unspecified damages and injunctive relief. Prior to trial, the Court granted summary judgment in favor of the Company as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during April 2002. The jury returned verdicts in favor of the Company and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. On appeal to the Court of Appeals for the Federal Circuit, Lilly has pursued only claims regarding co-inventorship, entitlement to a royalty free license under unspecified related patents and/or restrictions on Aradigm’s ability to use certain data generated in studies conducted with Lilly-supplied material. Accordingly, management now believes that even an adverse outcome in this litigation would not have a material adverse effect on the Company.

6.	Related Party

     Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at June 30, 2003 own approximately 13% of the Company’s total outstanding common stock (on an as-converted basis).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in the Company’s most recent Form 10-K and Form 10-Q filed with the Securities and Exchange Commission.

     The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing and distribution resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Since our inception in 1991, we have been engaged in the development of innovative drug delivery systems. Beginning with our AERx pulmonary delivery system and more recently with the Intraject subcutaneous delivery technology acquired in May 2003 from Weston, we are building a solid platform in needle-free drug delivery. As of June 30, 2003, we had an accumulated deficit of $205 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products during 2003. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

     We have performed initial feasibility work on a number of compounds with the AERx system and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have an agreement pursuant to which we are developing pulmonary delivery systems with Novo Nordisk A/S, to manage diabetes using insulin and other blood glucose regulating compounds, and with GlaxoSmithKline plc, to manage acute and breakthrough pain using opioid analgesics.

     We expect to perform various studies evaluating our Intraject subcutaneous delivery platform for both existing and future partnerships. The Intraject technology is currently licensed for various compounds to GlaxoSmithKline, Roche Laboratories and Abbott Laboratories, as well as several smaller companies. We are planning to enter into renegotiated replacement license agreements with these companies, but we may elect to assume the existing licenses, depending on the circumstances. In some cases, a partnership may not be disclosed until a long-term development agreement has been established.

     The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the six months ended June 30, 2003, this partner-funded program has contributed approximately 99% of our total contract revenues. At June 30, 2003, Novo Nordisk and its affiliate Novo Nordisk Pharmaceuticals, Inc. own approximately 13% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

     During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement covering the use of the AERx Pain Management System for the delivery of narcotic analgesics whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless GlaxoSmithKline or we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in the development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. GlaxoSmithKline has been in a position to exercise its restoration election since delivery of Phase 2b trial results, which were made available to them during the second quarter of 2002. Since they have not done so and it appears unlikely that they will do so in the future, we are currently in discussions with several alternate partners for this product. There can be no assurance that we will successfully enter into an alternative partnership agreement for this product if GlaxoSmithKline does not elect to restore its rights.

No product development or milestone payments were received from GlaxoSmithKline during 2002 or in the first half of 2003.

     In addition to the diabetes, morphine and fentanyl programs, we have four additional AERx programs in development, three of which are partner funded. It is our policy not to disclose the partner and/or the drug until a long-term development agreement has been established; both parties agree to highlight a clinical advancement in the program or under special circumstances in which both parties agree to disclosure. In 2002, we announced successful clinical results from one partnered trial with interferon alpha when an abstract was accepted at a leading scientific session, in which the partner was not disclosed. In addition, a gene therapy collaboration with geneRx+ was disclosed in which we hold certain potentially beneficial licensing rights.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition and the use of estimates to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the agreements as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate or are greater than such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and such payments are no longer refundable.

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

Three Months Ended June 30, 2003 and 2002

     Contract and License Revenues: Contract revenues for the three months ended June 30, 2003 increased to $9.4 million from $7.3 million for the same period in 2002. Revenue from Novo Nordisk was $9.3 million for the three months ended June 30, 2003 and $6.6 million for the same period in 2002. The increase in revenue is related to increased reimbursement by Novo Nordisk for clinical supply and product development activities for the ongoing phase 3 clinical program and offset by lower revenue from other funded programs. Costs associated with collaborative agreements are included in research and development expenses. The Company expects that the revenue from Novo Nordisk may trend down over the coming quarter(s) due to the expected level of activity in support of the ongoing phase 3 clinical program.

     Research and Development Expenses: Research and development expenses for the three months ended June 30, 2003 decreased to $14.0 million from $14.6 million for the same period in 2002. The decrease in research and development expenses is primarily due to a reduction in unfunded development efforts and cost reduction programs.

     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.

     Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin and other blood glucose regulating compounds with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on supporting our partner in the existing and planned additional Phase 3 clinical trials that will be needed for their regulatory submission and commercial scale-up activities.

     Our next program has been conducted to date with our partner GlaxoSmithKline pursuant to our development agreement, as amended, which covers the use of the AERx Pain Management System for the delivery of narcotic analgesics. Activity in this program has been limited since delivery to GlaxoSmithKline of data from the Phase 2b clinical trials in the second quarter of 2002. We are in a position to move forward with this program and start Phase 3 trials within a year; however, future progress for this program is contingent on either GlaxoSmithKline recommitting to this program or our entering into another development agreement with a new partner.

     We have four additional programs, three of which are partner-funded programs, including two gene therapy programs. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development.

     General and Administrative Expenses: General and administrative expenses were $2.8 million for both of the three month periods ended June 30, 2003 and June 30, 2002.

     Interest Income: Interest income for the three months ended June 30, 2003 decreased to $86,000 from $210,000 for the same period in 2002. The decrease is due to lower invested balances and lower interest rates.

     Interest Expense and Other: Interest expense for the three months ended June 30, 2003 decreased to $39,000 from $84,000 for the same period in 2002. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the three months ended June 30, 2003 of $7.4 million was lower compared to the $10.0 million loss for the same period in 2002, reflecting higher Novo Nordisk contract revenues and reduced expenses for unfunded projects.

Six Months Ended June 30, 2003 and 2002

     Contract Revenues: Contract revenues for the six months ended June 30, 2003 increased to $17.1 million from $15.4 million for the same period in 2002. Revenue from Novo Nordisk was $16.8 million for the six months ended June 30, 2003 and $14.2 million for the same period in 2002. The increase in revenue is related to increased reimbursement by Novo Nordisk for clinical supply and product development activities for the ongoing phase 3 clinical program offset by lower revenue from other funded programs. Costs associated with collaborative agreements are included in research and development expenses. The Company expects that the revenue from Novo Nordisk may trend down over the coming quarter(s) due to the expected level of activity in support of the ongoing phase 3 clinical program.

     Research and Development Expenses: Research and development expenses for the six months ended June 30, 2003 decreased to $27.0 million from $28.9 million for the same period in 2002. The decrease in research and development expenses is primarily due to a reduction in unfunded development efforts and cost reduction programs.

     General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2003 increased to $5.5 million from $5.3 million for the same period in 2002. The increase is primarily due to higher business development and investor relations’ expenses and higher facility support costs.

     Interest Income: Interest income for the six months ended June 30, 2003 decreased to $194,000 from $501,000 for the same period in 2002. The decrease is due to lower invested balances and lower interest rates.

     Interest Expense and Other: Interest expense for the six months ended June 30, 2003 decreased to $95,000 from $250,000 for the same period in 2002. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the six months ended June 30, 2003 decreased to $15.3 million from $18.5 million for the same period in 2002 reflecting our focus on the Novo Nordisk funded project and cost reduction efforts in other area.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of June 30, 2003, we had cash, cash equivalents and investments of approximately $28.2 million.

     In March 2003, we raised approximately $15.0 million through the sale of 18,992,391 shares of common stock at a price of $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors in a private placement.

     In June 2003, the Company received net proceeds of approximately $2.3 million and issued an aggregate of 2,171,964 shares of Common Stock in connection with the exercise of warrants by three investors.

     Net cash used in operating activities for the six months ended June 30, 2003 decreased to $14.3 million from $24.3 million for the same period in 2002. Net cash used was substantially higher in 2002 due to the greater operating loss, payments of accrued accounts payable and accrued liabilities and greater recognition of deferred revenue carried over from 2001.

     Investing activities for the six months ended June 30, 2003 provided cash $641,000 in contrast to the use of cash of $9.3 million for the same period in 2002. Higher capital expenditures in 2002 related to the acquisition of manufacturing production equipment for commercial production. The majority of the capital expenditures in 2003 relate to the acquisition of the Intraject assets and intellectual property.

     On May 12, 2003, we completed the purchase of certain assets from Weston, a UK public company currently in bankruptcy. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” We acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for a cash consideration of $2.0 million. The acquisition was funded out of our working capital. We will continue the development of Weston’s technologies and drug delivery systems at our existing US facilities. We will continue development of Intraject by re-allocating existing resources and we are not anticipating more than a small increase in our current cash burn rate.

     Net cash provided by financing activities for the six months ended June 30, 2003 was $15.2 million compared to a use of $1.4 million for the same period in 2002. The increase in cash provided is the result of the completion of the private placement in March 2003.

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

     We continue to review our planned operations through the end of 2003 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2003 not to exceed $10 million. Other than in connection with the acquisition of the Intraject related assets, since December 31, 2002, there have been no material changes in our contractual obligations or commitments. We believe that our existing cash balances at June 30, 2003, together with the $20.0 million unused common stock purchase commitment from Novo Nordisk A/S, research and development funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 24 months. The sale of additional common stock to Novo Nordisk A/S is subject to certain conditions and there can be no assurance that our funding commitments from corporate development partners will not be amended or terminated. If we cannot exercise our option to sell additional shares of common stock to Novo Nordisk or if our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

     If our development programs, including the Intraject development program, continue to progress, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

     As of June 30, 2003, we had cash and cash equivalents and short-term investments of $28.2 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls

     There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June 1998, Eli Lilly and Company (“Lilly”) filed a complaint against us in the United States District Court for the Southern District of Indiana seeking a declaration that Lilly scientists were co-inventors of patent applications filed by us relating to pulmonary delivery of an insulin analog or, in the alternative, enforcement of an alleged agreement to grant Lilly a nonexclusive license under such patent applications. The complaint also contained allegations of breach of contract, misappropriation of trade secrets, breach of fiduciary duty, conversion and unjust enrichment and sought unspecified damages and injunctive relief. Prior to trial, the Court granted summary judgment in our favor as to Lilly’s claims relating to an alleged license agreement, for misappropriation of trade secrets, breach of fiduciary duty, conversion, estoppel and breach of contract (in part), dismissing those claims from the case. The remaining claims were tried before a jury during April 2002. The jury returned verdicts in our favor and against Lilly on three of four of Lilly’s asserted claims of co-inventorship and on Lilly’s unjust enrichment claim. The jury returned verdicts in favor of Lilly on one of Lilly’s claims of co-inventorship and on two breach of contract claims, awarding Lilly damages of $1 for each breach of contract claim. On appeal to the Court of Appeals for the Federal Circuit, Lilly has pursued only claims regarding co-inventorship, entitlement to a royalty free license under unspecified related patents and/or restrictions on our ability to use certain data generated in studies conducted with Lilly-supplied material. Accordingly, we now believe that even an adverse outcome in this litigation would not have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Shareholders of Aradigm Corporation was held on May 15, 2003.

     (b)  Frank H. Barker, Stan M. Benson, Igor Gonda, John M. Nehra, Wayne I. Roe, Richard P. Thompson and Virgil D. Thompson, were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

     (c)  The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

(1a) The election of Frank H. Barker as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	38,055,773 573,093

(1b) The election of Stan M. Benson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	37,917,031 711,835

(1c) The election of Igor Gonda as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	37,306,001 1,322,865

(1d) The election of John M. Nehra as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	38,058,077 570,789

(1e) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	38,060,473 568,393

(1f) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	38,064,186 564,680

(1g) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Against:	37,912,531 716,335

(2) Proposal to amend the 1996 Equity Incentive Plan to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 2,000,00 shares to 10,000,000:	For: Against: Abstained:	28,030,868 1,236,376 48,394

(3) Proposal to amend the Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan by 2,000,000 to 3,250,000 shares:	For: Against: Abstained:	29,012,444 260,561 42,633

(4) Proposal to authorize future issuances of common stock to Novo Nordisk:	For: Against: Abstained:	28,687,465 606,790 21,383

(5) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2003:	For: Against: Abstained:	38,552,466 58,277 18,123

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1(1)	The Company’s 1996 Equity Incentive Plan, as amended.
10.2(1)	The Company’s Employee Stock Purchase Plan, as amended.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s definitive proxy statement filed on April 4, 2003.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 24, 2003 to furnish a press release in which we announced our financial results for the first quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)

/s/ RICHARD P. THOMPSON Richard P. Thompson Chief Executive Officer

/s/ THOMAS C. CHESTERMAN Thomas C. Chesterman Senior Vice President and Chief Financial Officer

Dated: August 11, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

10	.1(1)	The Company’s 1996 Equity Incentive Plan, as amended.
10	.2(1)	The Company’s Employee Stock Purchase Plan, as amended.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s definitive proxy statement filed on April 4, 2003.