Form 10-Q
period 2003-09-30
ARADIGM CORP
filed 2003-11-12
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-28402

Aradigm Corporation

(Exact name of registrant as specified in its charter)

California	94-3133088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value (Class)	54,725,435 (Outstanding at October 31, 2003)

ARADIGM CORPORATION
INDEX

		Page
		No.

	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Balance Sheets
	At September 30, 2003 and December 31, 2002 (unaudited)	2
	Statements of Operations
	Three months ended September 30, 2003 and 2002 (unaudited)	3
	Nine months ended September 30, 2003 and 2002 (unaudited)	4
	Statements of Cash Flows
	Nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Unaudited Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	13
ITEM 4.	Controls and Procedures	14
	PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	14
Signature		15
Certifications
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARADIGM CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
	(In thousands, except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$11,706	$22,800
Short-term investments	2,612	7,090
Receivables	8,959	282
Current portion of notes receivable from officers and employees	139	136
Prepaid expenses and other current assets	1,700	1,457

Total current assets	25,116	31,765
Property and equipment, net	63,885	63,233
Noncurrent portion of notes receivable from officers and employees	317	169
Long-term investments	0	1,553
Other assets	394	409

Total assets	$89,712	$97,129

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,146	$1,951
Accrued clinical and cost of other studies	214	291
Accrued compensation	3,875	2,195
Deferred revenue	8,281	10,682
Current portion of capital lease obligations	645	1,753
Other accrued liabilities	748	407

Total current liabilities	14,909	17,279
Noncurrent portion of deferred revenue	4,782	6,170
Noncurrent portion of capital lease obligations	0	497
Noncurrent portion of deferred rent	1,270	1,108
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at September 30, 2003 and 2,001,236 at December 31, 2002; liquidation preference of $37,380 at September 30, 2003 and $48,430 at December 31, 2002	23,669	30,665
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 54,295,481 at September 30, 2003 and 31,157,612 at December 31, 2002	254,420	230,853
Accumulated deficit	(209,338)	(189,443)

Total shareholders’ equity	45,082	41,410

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$89,712	$97,129

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2003 — $9,840; 2002 — $5,525)	$9,843	$5,951

Operating expenses:
Research and development	11,988	13,660
General and administrative	2,428	2,636

Total operating expenses	14,416	16,296

Loss from operations	(4,573)	(10,345)
Interest income	68	164
Interest expense and other	(27)	(100)

Net loss	$(4,532)	$(10,281)

Basic and diluted net loss per share	$(0.08)	$(0.34)

Shares used in computing basic and diluted net loss per share	54,263	30,597

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2003 — $26,664; 2002— $19,682	$26,911	$21,364

Operating expenses:
Research and development	38,988	42,561
General and administrative	7,941	7,903

Total operating expenses	46,929	50,464

Loss from operations	(20,018)	(29,100)
Interest income	262	664
Interest expense and other	(122)	(349)

Net loss	(19,878)	(28,785)

Basic and diluted net loss per share:
Net loss per share	$(0.42)	$(0.96)

Shares used in computing basic and diluted net loss per share	47,088	29,958

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,878)	$(28,785)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,646	4,289
Issuance of warrants and common stock for services	14	6
Amortization of deferred compensation	—	54
Changes in operating assets and liabilities:
Receivables	(8,677)	1,344
Other current assets	(244)	(1,263)
Other assets	16	54
Accounts payable	(805)	(3,765)
Accrued compensation	1,680	3,388
Other accrued liabilities	264	(2,063)
Deferred rent	161	—
Deferred revenue	(3,788)	(3,914)

Net cash used in operating activities	(26,611)	(30,655)

Cash flows from investing activities:
Capital expenditures	(5,298)	(8,644)
Sale of available-for-sale investments	1,417	(9,786)
Proceeds from maturities of available-for-sale investments	4,597	4,784

Net cash provided by (used) in investing activities	716	(13,646)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,557	6,161
Cost from issuance of redeemable convertible preferred stock	0	(70)
Notes receivable from officers	(151)	(40)
Payments on lease obligations and equipment loans	(1,605)	(2,699)

Net cash provided by financing activities	14,801	3,352

Net (decrease) in cash and cash equivalents	(11,094)	(40,949)
Cash and cash equivalents at beginning of period	22,800	69,965

Cash and cash equivalents at end of period	$11,706	$29,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$392

Non-cash investing and financing activities:
Issuance of common stock through conversion of Series A preferred stock	$6,995	$0
Issuance of warrants in conjunction with private placement of common stock	$2,469	$0
Issuance of warrants and options to purchase common stock for services	$14	$6

See accompanying notes.

ARADIGM CORPORATION
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
September 30, 2003

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common shareholders — as reported	$(4,532)	$(10,281)	$(19,878)	$(28,785)
Add:
Stock-based employee compensation expense included in reported net loss	$—	$—	$—	$54
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	$(1,319)	$(1,754)	$(4,230)	$(5,705)

Pro forma net loss applicable to common shareholders	$(5,851)	$(12,035)	$(24,108)	$(34,436)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.08)	$(0.34)	$(0.42)	$(0.96)
Pro forma	$(0.11)	$(0.39)	$(0.51)	$(1.15)

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

3. Asset Acquisition

     On May 12, 2003, the Company completed the purchase of certain assets from the Weston Medical Group (“Weston”), a UK public company currently in bankruptcy. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” The Company acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for an initial cash consideration of approximately $2.0 million and subsequent transfer costs of approximately $0.9 million. The initial purchase price and subsequent transfer costs are included in property and equipment on the balance sheet at September 30, 2003.

4. Shareholders’ Equity

     Pursuant to a Securities Purchase Agreement entered into as of February 10, 2003, the Company issued in a private placement 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors for an aggregate purchase price of approximately $15.0 million. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 4 years, and recorded approximately $1.4 million as issuance costs related to the private placement. In addition, in connection with this private placement, the Company issued warrants (“repriced warrants”) to purchase an aggregate of 4,016,024 shares of its common stock at $1.12 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $6.97 per share, held by the same investors. The Company valued the repriced warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 62%, risk-free interest rate of 4.4%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1.1 million as issuance costs related to the private placement.

     In June 2003 the Company received net proceeds of approximately $2.3 million and issued an aggregate of 2,171,964 shares of common stock in connection with the exercise of warrants by three investors.

     In March, June and July 2003, holders of an aggregate of 456,610 shares of redeemable convertible preferred stock (“preferred stock”) elected to convert shares of preferred stock to common stock under the terms of a preferred stock purchase agreement entered into as of December 14, 2001. Each share of preferred stock, together with accrued and unpaid dividends, is convertible at the option of the holder, into four shares of common stock. The Company issued 1,826,440 shares of common stock in connection with the conversion.

5. Related Party

     Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties, and in addition to being the Company’s primary revenue source and at September 30, 2003 own approximately 13.0% of the Company’s total outstanding common stock (on an as-converted basis).

6. Subsequent Event

     On November, 10 2003, the Company closed a private placement in which it sold 7,502,774 shares of common stock at a price of $1.80 per share and warrants to purchase 1,875,690 shares of common stock at $2.50 per share for an aggregate consideration of approximately $13.5 million.

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

     The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing, distribution and other resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Since our inception in 1991, we have been engaged in the development of innovative drug delivery systems. Beginning with our AERx pulmonary delivery system and more recently with the Intraject subcutaneous delivery technology acquired in May 2003 from Weston, we are building a solid platform in needle-free drug delivery. As of September 30, 2003, we had an accumulated deficit of $209.3 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

     We expect to perform various studies evaluating our Intraject subcutaneous delivery platform for both existing and future partnerships. The Intraject technology is currently being evaluated for application with several worldwide pharmaceutical corporations as well as with several other smaller-sized biotechnology companies for various compounds. In some cases, a partnership may not be disclosed until a long-term development agreement has been established.

     Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin and other blood glucose regulating compounds with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on supporting our partner in the existing and planned additional Phase 3 clinical trials that will be needed for their regulatory submission and commercial scale-up activities. Current activities in this area focus on the elimination of a blemish discovered on a certain percentage of AERx strips. Through extensive quality testing we have determined that the blemish is strictly cosmetic and has no impact on the functionality of the product nor does it cause the product to fail sterility testing. The source of the appearance of the blemish must now be resolved before initiation of additional clinical studies. Novo Nordisk has announced that they do not expect to initiate these additional studies until the end of 2004. During this investigation, Aradigm and Novo Nordisk will also be undertaking steps to improve the design of the AERx device to facilitate our commercial manufacturing program.

     The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the nine months ended September 30, 2003, this partner-funded program has contributed approximately 99.0% of our total contract revenues. At September 30, 2003, Novo Nordisk and its affiliate Novo Nordisk Pharmaceuticals, Inc. own approximately 13.0% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

     Our next program has been conducted to date with our partner GlaxoSmithKline pursuant to our development agreement, as amended, which covers the use of the AERx Pain Management System for the delivery of narcotic analgesics. During December 2000, GlaxoSmithKline and Aradigm amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless GlaxoSmithKline or we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in the development and commercialization of the product under the amended agreement upon payment of a restoration fee to us. GlaxoSmithKline has been in a position to exercise its restoration election since delivery of Phase 2b trial results, which were made available to them during the second quarter of 2002. Since they have not done so and it appears unlikely that they will do so in the future, we are currently in discussions with several alternate partners for this product. There can be no assurance that we will successfully enter into an alternative partnership agreement for this product if GlaxoSmithKline does not elect to restore its rights.

     In addition to the diabetes, morphine and fentanyl programs, we have additional partner funded programs in development, including two gene therapy programs. In general, it is our policy not to disclose the partner and/or the drug until a long-term development agreement has been established; both parties agree to highlight a clinical advancement in the program or under special circumstances in which both parties agree to disclosure. In 2002, we announced successful clinical results from one partnered trial with interferon alpha when an abstract was accepted at a leading scientific session, in which the partner was not disclosed. In addition, a gene therapy collaboration with geneRx+ was disclosed in which we hold certain potentially beneficial licensing rights.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition and the use of estimates to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Revenue Recognition

     Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the agreements as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted and such payments are no longer refundable.

Impairment of Long-Lived Assets

     We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the Statements of Operations.

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

Three Months Ended September 30, 2003 and 2002

     Contract and License Revenues: Contract revenues for the three months ended September 30, 2003 increased to $9.8 million from $6.0 million for the same period in 2002. Revenue from Novo Nordisk was $9.8 million for the three months ended September 30, 2003 and $5.5 million for the same period in 2002. The increase in contract and license revenues is related to increased reimbursement by Novo Nordisk for clinical supply and product development activities for the ongoing Phase 3 clinical program as well as payment of unreimbursed expenses from prior quarters; offset by lower revenues from other funded programs. Costs associated with collaborative agreements are included in research and development expenses. We expect that the revenue from Novo Nordisk may trend down over the coming quarter(s) due to the expected level of activity in support of the ongoing Phase 3 clinical program and the fact that at September 30, 2003 payments for all unreimbursed expenses were received.

     Research and Development Expenses: Research and development expenses for the three months ended September 30, 2003 decreased to $12.0 million from $13.7 million for the same period in 2002. The decrease in research and development expenses is primarily due to a reduction in self-funded development efforts and cost reduction programs.

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

     We have additional partner-funded programs, including two gene therapy programs. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development.

     General and Administrative Expenses: General and administrative expenses were $2.4 million for the three month period ended September 30, 2003 and $2.6 million for the same period in 2002. The decrease is primarily due to cost reduction programs.

     Interest Income: Interest income for the three months ended September 30, 2003 decreased to $68,000 from $164,000 for the same period in 2002. The decrease is due to lower invested balances and lower interest rates.

     Interest Expense and Other: Interest expense for the three months ended September 30, 2003 decreased to $27,000 from $100,000 for the same period in 2002. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the three months ended September 30, 2003 of $4.5 million was lower compared to the $10.3 million loss for the same period in 2002, reflecting higher Novo Nordisk contract revenues and reduced expenses for self-funded projects.

Nine Months Ended September 30, 2003 and 2002

     Contract Revenues: Contract revenues for the nine months ended September 30, 2003 increased to $26.9 million from $21.4 million for the same period in 2002. Revenue from Novo Nordisk was $26.7 million for the nine months ended September 30, 2003 and $19.7 million for the same period in 2002. The increase in revenue is related to increased reimbursement by Novo Nordisk for clinical supply and product development activities for the ongoing Phase 3 clinical program as well as payment of unreimbursed expenses from prior quarters; offset by lower revenue from other funded programs.

     Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2003 decreased to $39.0 million from $42.6 million for the same period in 2002. The decrease in research and development expenses is primarily due to a reduction in self-funded development efforts and cost reduction programs.

     General and Administrative Expenses: General and administrative expenses remained unchanged at $7.9 million for the nine months ended September 30, 2003 and for the same period in 2002.

     Interest Income: Interest income for the nine months ended September 30, 2003 decreased to $262,000 from $664,000 for the same period in 2002. The decrease is due to lower invested balances and lower interest rates.

     Interest Expense and Other: Interest expense for the nine months ended September 30, 2003 decreased to $122,000 from $349,000 for the same period in 2002. The decrease is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the nine months ended September 30, 2003 decreased to $19.9 million from $28.8 million for the same period in 2002 reflecting our focus on the Novo Nordisk funded project and cost reduction efforts in other areas.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of September 30, 2003, we had cash, cash equivalents and investments of approximately $14.3 million. The receivable balance of $8.9 million at September 30, 2003, was paid on October 2, 2003.

     In March 2003, we raised approximately $15.0 million through the sale of 18,992,391 shares of common stock at a price of $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors in a private placement.

     In June 2003, we received net proceeds of approximately $2.3 million and issued an aggregate of 2,171,964 shares of Common Stock in connection with the exercise of warrants by three investors.

     Net cash used in operating activities for the nine months ended September 30, 2003 decreased to $26.6 million from $30.7 million for the same period in 2002. Net cash used was lower in 2003 due to the substantially lower operating loss and lower cash usage for accounts payable and other accrued liabilities; offset by decrease in cash provided from accounts receivable and other assets.

     Investing activities for the nine months ended September 30, 2003 provided cash of $716,000 in contrast to the use of cash of $13.6 million for the same period in 2002. Lower net cash used in investing activities is primarily due to lower capital expenditures offset by a net increase of $6.0 million from matured investments and from sales of short-term securities. The capital expenditures for the nine months ended September 30, 2003 were $5.3 million compared to $8.6 million for the same period in 2002. Higher capital expenditures in 2002 related to the acquisition of manufacturing production equipment for commercial production. The majority of the capital expenditures in 2003 relate to the acquisition of the Intraject property and equipment.

     On May 12, 2003, we completed the purchase of certain assets from Weston, a UK public company currently in bankruptcy. Weston’s business involved the design, development, manufacture and exploitation of drug delivery technologies, including a proprietary needle-free injection technology known as “Intraject.” We acquired test and production equipment, intellectual property and other assets associated with Weston’s drug delivery technologies for an initial cash consideration of $2.0 million. The initial purchase price and subsequent transfer costs totaling $2.9 million have been funded out of our working capital. We will continue the development of Weston’s technologies and drug delivery systems at our existing US facilities. We will continue development of Intraject by re-allocating existing resources and we are not anticipating more than a small increase in our current cash burn rate.

     Net cash provided by financing activities for the nine months ended September 30, 2003 was $14.8 million compared to net cash provided of $3.4 million for the same period in 2002. The increase in cash provided is the result of the completion of the private placement in March 2003 and lower payments on lease obligations and equipment loans.

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

     We continue to review our planned operations through the end of 2003 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2003 not to exceed $8.0 million. Other than in connection with the acquisition of the Intraject related assets, since December 31, 2002, there have been no material changes in our contractual obligations or commitments. We believe that our existing cash balances at September 30, 2003, together with the $20.0 million unused common stock purchase commitment from Novo Nordisk A/S, research and development funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 21 months. The sale of additional common stock to Novo Nordisk A/S is subject to certain conditions and there can be no assurance that our funding commitments from corporate development partners will not be amended or terminated. If we cannot exercise our option to sell additional shares of common stock to Novo Nordisk or if our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

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

     As of September 30, 2003, we had cash and cash equivalents and short-term investments of $14.3 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls

     There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

     We filed a Current Report on Form 8-K dated July 23, 2003 to furnish (i) a press release in which we announced our financial results for the second quarter endedJune 30, 2003 and (ii) a transcript of our conference call held on July 23, 2003.

     We filed a Current Report on Form 8-K dated August 6, 2003 to furnish a transcript of our conference call held on August 6, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)

/s/ RICHARD P. THOMPSON

Richard P. Thompson
Chairman and Chief Executive Officer

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: November 11, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer