Form 10-K
period 2003-12-31
ARADIGM CORP
filed 2004-03-19
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, no par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☐          No ☑

      Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2003: $72,591,000.

      Number of shares of the registrant’s common stock outstanding as of February 27, 2004: 63,036,004.

DOCUMENTS INCORPORATED BY REFERENCE

          (1) Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2004.

      This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the timing of regulatory approvals, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Report and, in particular, the factors described below in Part II under the heading “Risk Factors”.

PART I

Item 1.	Business

Overview

      Aradigm Corporation is a leading developer of advanced needle-free drug delivery systems for the treatment of lung and systemic diseases. We are developing two technologies designed to deliver drugs and biologics either via the pulmonary or subcutaneous route. Our hand-held AERx platform is being designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds via pulmonary delivery or through the lung. Our pen-sized, needle-free subcutaneous Intraject system is designed to comfortably and rapidly deliver drugs to the subcutaneous region of the skin, where it can gain access to the bloodstream. We believe that our non-invasive AERx and Intraject systems, which have been shown in clinical studies to achieve performance equivalent to injection, will be welcome alternatives to injection-based drug delivery. In addition, both of our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches or inhalers, are too slow or imprecise.

      According to Frost and Sullivan, recognized as a global leader in growth consulting, the total United States market for biopharmaceuticals is estimated to grow to $40 billion by 2005 with the majority of biopharmaceutical therapies requiring parenteral administration (injection). We believe that many of these molecules could potentially be delivered using the AERx and Intraject platforms.

      Since our founding in 1991, we have been successful in attracting the attention of some of the world’s leading pharmaceutical and biotechnology companies. Together, our partners have contributed cumulatively over $151 million in contract and license revenues for the advancement of our AERx technology. Our most advanced program using our AERx technology is based on a development partnership with Novo Nordisk A/S, the world leader in insulin products, for the pulmonary delivery of insulin for diabetes. Our AERx platform is based on a set of proprietary technologies, protected to date by 177 issued and allowed United States and foreign patents that control the physical factors critical for rapid, reproducible pulmonary drug delivery. These proprietary technologies allow us to:

•	utilize existing liquid formulation technology instead of more expensive dry powder processing;

•	consistently create the high-quality aerosol required to reach the deep lung;

•	guide patients to inhale in the most effective manner for deep lung delivery; and

•	automatically monitor and control patient drug usage, allowing for better disease management.

      In May 2003, our company expanded its technology base with the acquisition of the Intraject technology from Weston Medical Group, plc (“Weston Medical”) of Cambridge, United Kingdom. The Intraject technology is in late-stage development and its proprietary technologies are covered by an estate of over 85 issued and allowed United States and foreign patents. These proprietary technologies allow us to:

•	utilize a glass capsule in a pre-filled sterile needle-free system;

•	activate the system’s power source upon sensing pressure against the skin; and

•	manufacture a pressurized glass capsule.

Background — Needle Free Drug Delivery

      Today an increasing number of drugs, including nearly all biotech drugs, are delivered by injection. While injections are quick and efficient, they have inherent limitations, including inconvenience, discomfort and risk of infection. These limitations have prompted drug manufacturers to explore alternatives such as improved oral delivery formulations, transdermal technologies, needle-free systems and pulmonary delivery systems.

Pulmonary Delivery

      Due to the natural ability of the lung to transfer molecules into the bloodstream, pulmonary drug delivery systems are now being pursued as an alternative to injection. Pulmonary delivery systems were originally developed to treat lung diseases by depositing aerosolized, or fine particles or mists of, medication in the large airways of the lung. These aerosols were created in medical devices, such as nebulizers, metered-dose inhalers and dry powder inhalers, for inhalation by the patient. While these systems have been useful in the treatment of diseases such as asthma, they generate a wide range of particle sizes, only a portion of which can reach the targeted lung tissues, and rely heavily on proper patient breathing technique to effect delivery.

      Considerable recent research has been devoted to developing a means to create well-defined small particle aerosols suitable for efficient pulmonary delivery of drugs, either to treat lung diseases or for absorption into the bloodstream for systemic effect. To deliver pharmaceuticals to or through the lungs, drugs must be transformed into an aerosol that can be inhaled by the patient. In order for aerosols to be delivered to the deep lung, the individual particles must be small, three microns or less in diameter, and the velocity of these particles must be low as they pass through the upper airways and into the deep lung. The particle velocity is largely determined by how fast the patient is inhaling. Larger or fast-moving particles typically get deposited in the mouth or upper airways where they cannot be absorbed and may not be effective. Recent advances in dry powder formulation technology have made possible the creation of smaller particle aerosols suitable for more efficient deep lung delivery and several companies are developing systems based on this approach. However, most drugs being considered for pulmonary delivery are currently marketed in stable liquid formulations. We believe the extra steps involved in making dry powder formulations of these drugs will make them more difficult and costly to produce than liquid-based formulations. In addition, today’s dry powder delivery systems under development continue to rely on individual patient breathing technique for the actual drug delivery. It is well documented that the typical patient frequently strays from proper inhalation technique and may not be able to maintain a consistent approach over even moderate periods of time after training. Given the need with many medications to achieve precise and reproducible dosing, variability in technique among patients or from dose to dose may compromise safety or therapeutic efficacy.

Subcutaneous Delivery

      While the concept of subcutaneous, needle-free drug delivery has been around for several decades, early systems were powered by large, complex and expensive air compressors and therefore usually reserved for vaccine applications. Only recently has research and advances in technology produced smaller, more patient- friendly configurations and made subcutaneous, needle-free delivery an attractive and viable option. In order to deliver drugs through the skin and target the subcutaneous region, we believe that liquid formulations moving at a specific well-controlled velocity are necessary. We believe that such an approach could improve patient compliance with prescribed therapy associated with needle injections.

      We believe that the delivery of drugs to the subcutaneous region of the skin allows for a speed of absorption into the bloodstream equivalent to subcutaneous needle injections.

The Aradigm Solution

AERx

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

Automated Breath-Controlled Delivery

      Studies have shown that even well-trained patients tend to develop improper inhalation technique over time, resulting in less effective therapy. The AERx electronic platform employs a patented technology to measure the patient’s inhalation flow-rate through the mouthpiece of the hand-held device. Indicator lights on the device guide the patient to inhale slowly and evenly for optimal drug delivery. When the desired flow rate is established early in the breath, drug delivery is automatically initiated. As a result, a consistent dose of medication is delivered each time the product is used. The flow-rate can be adjusted for different patient needs; for example, a low-flow device has been developed for use by cystic fibrosis patients. Novel flow-rate controls have also been developed for Aradigm’s AERx Essence, a new, second generation all-mechanical delivery device designed for topical lung delivery and systematic delivery of small molecules.

     Intraject

      In May 2003, we announced the acquisition of selected assets from Weston Medical relating to Weston Medical’s Intraject needle-free drug delivery system. Weston Medical developed a proprietary needle-free drug delivery system, successfully moved it through the early-stage development process and signed several commercial agreements. In September 2002, Weston Medical announced that it had encountered certain performance problems associated with the system’s configuration and that its program would be delayed until those problems could be resolved. Subsequently, Weston Medical was unable to secure the financing needed to continue its programs and was forced into bankruptcy administration in February 2003. We acquired select assets of Weston Medical, including the Intraject technology, related manufacturing equipment and intellectual property for approximately $2 million in initial purchase price and approximately an additional $1 million in acquisition and transfer costs.

      Intraject is designed to enable patients or healthcare workers to deliver measured doses of drug precisely to the subcutaneous layer of the skin. The Intraject system is a portable, pre-filled, single-use system that is the size of a pen. This system has two main parts: the glass drug capsule with a fill volume of 0.5 ml and a compact nitrogen gas power source called the actuator. Intraject uses the actuator to create a short-lived pressure peak in the skin and by activating a piston creates a fine liquid stream that at a high velocity penetrates the skin to pass into the subcutaneous layer.

      Ease-of-use is a benefit of the Intraject system. The patient or healthcare worker first snaps the cap off of the system, flips the safety lever, and prepares the abdomen area by gathering or pinching the proper amount of skin. The patient or healthcare worker then applies Intraject directly to the skin, adding slight pressure and thereby activating the system. The injection itself is completed in less than 60 milliseconds.

      We are developing this system to allow for the subcutaneous needle-free delivery of a wide range of biopharmaceuticals. In clinical trials, patients have preferred Intraject to the standard needle and syringe. We have made significant progress on the configuration of the device and in September 2003, we announced positive results from a configuration trial that showed that the performance of at least one design of the Intraject system would result in a viable commercial product. We are now in a position to perform clinical performance trials and to complete the manufacturing validation process by the end of 2004, in anticipation of, and preparation for, bio-equivalence trials.

      Key features of the Intraject platform include:

•	prefilled and ready to use;

•	lightweight and pocket-sized; and

•	easy to operate.

      In addition, Intraject’s clinical and regulatory development timelines are more abbreviated, as only bioequivalence need be demonstrated in order to obtain marketing approval. These studies and trials could be conducted in as little as a few months. We believe that this is another attractive feature to potential partners as they address issues such as patent expiration and life-cycle management relating to their marketed products. We believe that we are unlikely to enter into an agreement relating to the commercialization of Intraject until the clinical verification trials are completed and presented to potential partners, which we anticipate will happen in fiscal 2004.

Strategy

      Our goal is to become the leader in the development and commercialization of needle-free drug delivery products. Our strategy incorporates the following principal elements:

Establish Broad Applicability of our Platforms

      We believe that the AERx and Intraject platforms will be broadly applicable to drugs that are intended for either local delivery to the lung or systemic delivery. In addition to our publicly announced late-stage programs with AERx in diabetes and pain management potential applications for both the AERx and Intraject platforms include delivery of therapies in the areas of cardiovascular disease, oncology, endocrine disorders, infections, neurological diseases, inflammatory conditions and respiratory diseases.

      We believe this strategy will maximize the number of commercial product opportunities for us and will increase the interest of potential partners in developing drugs for the AERx and Intraject platforms.

Expand Existing and Develop New Collaborative Relationships

      In order to enhance our commercial opportunities and effectively leverage our core scientific resources, we intend to continue entering into multiple collaborative relationships with pharmaceutical and biotech companies for the development and commercialization of new products utilizing our technologies. Through product development collaborations, we seek access to proprietary pharmaceutical compounds as well as to the resources necessary to conduct late-stage clinical programs and obtain regulatory approvals. In addition, we will continue pursuing relationships with companies with established sales forces and distribution channels in our target markets. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our AERx and Intraject drug delivery technologies. By establishing such collaborative relationships, we intend to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities for each target market.

Create a Large and Loyal Customer Base

      Our goal is to create a large and loyal customer base that will repeatedly purchase disposable AERx packets and Intraject devices. These disposable components are expected to generate most of our revenues and substantially all of our profits over time. We believe that physicians and patients will find our unique product features attractive relative to anticipated competitive products. We intend to capitalize on what we believe will be a customer preference for the value-added features of our AERx and Intraject devices.

Enhance Our Strong Proprietary Position

      We believe that establishing a strong proprietary position in pulmonary and needle-free drug delivery could provide important competitive advantages in our target markets. We have aggressively pursued comprehensive patent protection of our technology and, as of February 27, 2004, have over 250 issued United States and foreign patents, with a number of additional United States and foreign patent applications pending. While there can be no assurance that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technologies and maintenance of trade secrets associated with key elements of our manufacturing technologies.

Maintain Technological Leadership

      We are making a substantial research and development investment to establish and maintain technological leadership in pulmonary and needle-free drug delivery. This includes research and development programs to design the future generations of our pulmonary and needle free delivery systems. The goal of these programs is to access a wider range of markets, broaden our technology base, achieve manufacturing efficiencies and develop next-generation delivery devices. We have invested in efforts to speed up development on the Intraject program by creating an in vitro in vivo correlation model to predict the clinical performance of compounds that we are testing. We are supported by the International Scientific Advisory Board whose members are global leaders in drug delivery and clinical specialties of key interest to Aradigm.

Aradigm Product Applications

      Our two platforms are positioned to address multiple therapeutic disease areas. We are developing the hand-held AERx platform based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx products for pain and diabetes management. In addition, we are planning to develop AERx systems for the non-invasive delivery of certain other drugs, including proteins, peptides, gene vectors and small molecules. Our Intraject platform is well under development. We are now in a position to perform clinical performance validation trials and to complete the manufacturing validation process by the end of 2004 in anticipation of, and preparation for, bio-equivalence trials. The platform employs drug formulation, liquid jet generation, and a compact self-contained power source to deliver a variety of therapeutics including monoclonal antibodies.

AERx insulin Diabetes Management System

      Our most advanced product is the AERx insulin Diabetes Management System to permit patients with diabetes to non-invasively self-administer insulin. We believe that patients, when provided with a non-invasive delivery alternative to injection, will be more likely to self-administer insulin as often as needed to keep tight control of their blood glucose levels. We are developing and planning to commercialize this product in collaboration with Novo Nordisk A/S, a leader in the field of diabetes care. During the third quarter of 2002, we initiated the first study in our Phase 3 clinical program. This study is ongoing. There can be no assurance that this development program will be successful.

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

      According to 2002 statistics from the American Diabetes Association, approximately 18.2 million Americans suffer from either Type 1 or Type 2 diabetes. All of these patients either self-inject insulin multiple times a day or use external insulin pumps. Approximately 90-95% of these Americans have Type 2 diabetes, and the prevalence of Type 2 diabetes has increased dramatically over the past decade due to lifestyle factors such as obesity and inactivity. Type 2 patients consume the majority of insulin used in the United States due to their larger numbers. However, given their less severe impairment, many of these patients are reluctant to use injection-based therapy despite the medical benefits. Through our convenient, non-invasive AERx insulin Diabetes Management System, we believe we can address this patient reluctance, reduce overall treatment costs and grow the total worldwide insulin market beyond its currently accepted level. The leading suppliers of insulin worldwide are Novo Nordisk A/S and Eli Lilly.

The Product

      Patients with diabetes often avoid or limit the amount of insulin therapy because of the pain and inconvenience of administering the drug by injection. The AERx insulin Diabetes Management System is being designed as a painless and convenient alternative to drug injection to enable patients with diabetes to comply more effectively with their insulin therapy, thereby lessening the risk of long-term complications. We also believe that the features of the AERx insulin Diabetes Management System will allow people with diabetes to achieve more consistent and precise control over their blood-glucose levels. A clinical study conducted by us in healthy, fasting volunteers has shown that the way an individual breathes during drug delivery has a significant effect on the pharmacokinetic (measurement of drug level in the blood) profile of the delivered insulin. We believe that the proprietary breath control technology incorporated in the AERx insulin Diabetes Management System may eliminate this potential variability as a factor in the pulmonary delivery of insulin.

      Standard insulin therapies presently require that doses of insulin given by injection be adjusted in increments of one international unit, which is a standard unit of measure for insulin. We are not aware of any competitive products under development that are being designed to provide the same one unit dosing adjustability as the AERx insulin Diabetes Management System. We believe that our AERx insulin Diabetes Management System can provide a non-invasive method for delivery of insulin that would be very efficient and easily reproduced. Clinical studies conducted by us to date have demonstrated that insulin delivered via a prototype of the AERx insulin Diabetes Management System achieved maximum blood-glucose reductions in healthy, fasting volunteers in half the time required for subcutaneous, or under the skin, insulin injections. We believe this more rapid onset of action could allow people with diabetes to dose themselves closer to mealtimes, better matching insulin levels to caloric intake. The reductions in blood glucose levels were also at least as reproducible in both magnitude and time to maximum reduction as subcutaneous injections.

Clinical Development

      In November 2001, we successfully completed Phase 2b clinical trials for our AERx insulin Diabetes Management System, which showed that the product might be successfully used to treat Type 2 diabetes patients with insulin delivered via the pulmonary route. The Phase 2 trial was designed to investigate the safety and efficacy of pulmonary insulin via the AERx insulin Diabetes Management System compared to intensified treatment with insulin injections in patients with Type 2 diabetes. Approximately 100 patients were included for a 12-week period in the study. The results of the study, announced in June 2002 at the Annual Meeting of the American Diabetes Association in San Francisco, California, showed the safety and efficacy of the AERx insulin Diabetes Management System to be comparable to an intensive subcutaneous injection regimen of insulin.

      In September 2002, we, and Novo Nordisk A/S, initiated the first study in our Phase 3 clinical program for the AERx insulin Diabetes Management System. This two-year study is examining the long-term safety and efficacy of inhaled insulin in patients with Type 1 diabetes. Additional trials are planned with both Type 1 and Type 2 diabetes patients.

The Collaboration

      In June 1998, we entered into a product development and commercialization agreement with Novo Nordisk A/S, the world leader in diabetes care, covering the use of the AERx insulin Diabetes Management System for the delivery of blood-glucose regulating medicines. Novo Nordisk A/S has been granted worldwide sales and marketing rights to any products developed under the terms of the agreement, and we retain all manufacturing rights. For any system developed under the collaboration that receives regulatory approval, we expect to receive a share of gross profit on the sales of such products by Novo Nordisk A/S.

      From the inception of our collaboration in June 1998 through December 31, 2003, we have received from Novo Nordisk A/S approximately $115.7 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk A/S and its affiliates. During the same period, of the payments received, approximately $109.3 million of the product development payments and $6.5 million of milestone payments have been recognized as contract revenue and $12.9 million has yet to be recognized over the life of the project. Pursuant to the Novo Nordisk A/S agreement, we could receive approximately $38.0 million in milestone payments as well as further reimbursement for product development expenses in connection with the insulin program. Additional milestone payments and product development payments would be paid by Novo Nordisk A/S if the parties decide to jointly develop additional AERx products under the agreement.

      In June 1998, we and Novo Nordisk A/S entered into a common stock purchase agreement whereby Novo Nordisk A/S made an initial equity investment in our common stock of $5 million. In June 2001, Novo Nordisk A/S purchased an additional $5 million of our common stock pursuant to the June 1998 purchase agreement. In October 2001, we entered into another common stock purchase agreement with Novo Nordisk Pharmaceuticals, an affiliate of Novo Nordisk A/S, pursuant to which Novo Nordisk Pharmaceuticals purchased $20.0 million of our common stock at the fair market value. We also received the option under the agreement to sell an aggregate of up to $25.0 million of additional shares of our common stock to Novo Nordisk Pharmaceuticals, in amounts per sale of between $5 million and $10 million every three months, by delivering written notice to Novo Nordisk Pharmaceuticals of our election to sell additional shares. Under the terms of the agreement the number of additional shares to be sold is calculated by dividing the aggregate amount of the put by the average closing price of the Company’s common stock on the Nasdaq for the 30 trading days immediately prior to the date of the notice.

      In addition, the sale of shares of common stock to Novo Nordisk Pharmaceuticals is subject to certain conditions, including, if applicable, that we must have obtained any requisite shareholder approval and that the development program with Novo Nordisk A/S must be making good progress. In July 2002, we issued an additional $5 million of common stock to Novo Nordisk Pharmaceuticals under the October 2001 purchase agreement. In May 2003, we obtained shareholder approval for future sales of common stock to Novo Nordisk A/S and its affiliates. Novo Nordisk A/S, together with its affiliates, owned approximately 11% of our total outstanding common stock on an as-converted basis as of December 31, 2003, and is considered a related party.

      In a separate agreement, we and Novo Nordisk A/S agreed to share manufacturing responsibilities for the AERx insulin Diabetes Management System. Novo Nordisk A/S now has responsibility for all commercial production beyond the capacity of our first factory and will bear potentially significant future capital investments in connection with establishing this additional manufacturing capacity.

AERx Pain Management System

      We are developing the hand-held AERx Pain Management System as a non-invasive, patient-controlled pulmonary drug delivery product for treatment of severe pain. In December 2001, we successfully completed Phase 2b clinical trials of the AERx Pain Management System incorporating morphine sulfate for the treatment of cancer and post-operative pain. We have also evaluated in a Phase 1 clinical trial the AERx Pain Management System incorporating fentanyl. Only if we enter into a development agreement with a partner will we continue to pursue this program. There can be no assurance that this development program will be successful.

The Market

      We have targeted breakthrough cancer pain as the first application for the AERx Pain Management System. More than four million cancer patients worldwide suffer from pain, a majority of which experience multiple breakthrough pain events each day. Breakthrough pain is defined as a sudden episode of severe pain that “breaks through” the pain level being managed by long-acting medication

      Most pain medication taken by patients at home is delivered orally or by transdermal patch. These methods are typically slow to act and difficult to adjust to match the level of pain. Intravenous patient-controlled analgesia products, which are used primarily in hospitals, allow patients to self-administer pain medication on demand from a microprocessor-controlled infusion pump. Although effective for treating severe pain, widespread adoption of patient-controlled analgesia outside the hospital has been limited by the regular and expensive maintenance required by its use.

The Product

      We believe that a patient-controlled, non-invasive drug delivery system that enables rapid uptake of medication could make an important contribution to pain management in the outpatient setting. The AERx Pain Management System is expected to have features similar to current intravenous patient-controlled analgesia systems, but without the need for intravenous access and the resulting impairment of patient mobility and risk of infection. The AERx Pain Management device is being designed for patient-activated delivery in accordance with a physician-directed dosing program. The system’s lockout mechanisms should reduce the risk of inappropriate dosing and a patented electronic patient identification feature should help prevent unauthorized use of the device. Dosing events are automatically recorded by the AERx device’s microprocessor, allowing health care professionals to monitor patient use. We believe that these features of the AERx Pain Management System, combined with the speed of onset of pulmonary delivery, should provide a significant advance in pain management.

Additional Potential Applications — AERx and Intraject

      We believe that the AERx and Intraject systems have applicability for a range of compounds developed by pharmaceutical and biotechnology companies, including many compounds that cannot be delivered orally.

Due to their large size and poor oral bioavailability, large molecules developed by the biotechnology industry are typically developed in liquid formulations and delivered by injection. We believe that the AERx platform can provide for improved delivery and increased utilization of these therapies. In addition we believe that our Intraject platform offers the opportunity to deliver small molecules as well as monoclonal antibodies.

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
Inflammatory conditions

      While we are assessing the feasibility of the AERx system with these compounds, Aradigm does not typically disclose information surrounding the specifics of these studies (including the drug or partner involved) until the program moves into a later stage of development or at an earlier time that it is mutually agreed upon by Aradigm and the partner.

Sales and Marketing

      We plan to establish additional collaborative relationships to develop and commercialize our AERx and Intraject products. Through these collaborations, we intend to access resources and expertise to conduct late-stage clinical development and to market and sell AERx and Intraject products. Ideal development partners will generally have both a commercial and a development presence in the target market and will also have a commitment to grow that market via our drug delivery technology. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our drug delivery technologies.

Manufacturing

      Our clinical strip manufacturing facility was completed and validated in July 1998. This facility enables us to produce the disposable nozzles, assemble the disposable unit-dose strips and fill the drug into the unit-dose strips. We believe that it is capable of producing the AERx unit-dose strips in volumes adequate to support all of our current and anticipated clinical trials for our products under development and limited commercial requirements. Current capacity of this facility exceeds 20 million disposable packets per year.

      While significant capital expenditures will be required to provide for the high-volume drug packet capacity needed to support commercialization of multiple AERx products, that capacity will be based on internally developed and proven pharmaceutical manufacturing processes and no significant additional process development will be necessary. As a result, we believe that we can move to much higher levels of scale in a reasonably predictable manner and with minimal risk to our product development programs.

      We completed the construction of a new facility for commercial scale production in 2001. We have designed and built equipment that will ultimately be installed in the facility at which time we will validate the process.

      In August 2003, we announced the discovery of a blemish on a small number of AERx strips that appeared during the manufacturing process. Pending results from an investigation, our partner Novo Nordisk announced that additional Phase 3 trials of the AERx iDMS would be delayed until the end of 2004. Since then, the source of the blemish has been thoroughly investigated, the problem identified, and the issue resolved.

      We will look to contract manufacturers to produce the main components and subassemblies for the AERx devices. We will either outsource or perform ourselves final assembly, calibration, testing and packaging of these devices ourselves. All of our AERx manufacturing capabilities are being established at our facilities in Hayward, California.

      Our Intraject manufacturing strategy employs a fully integrated third party supply chain, in which several outside suppliers are each responsible for key components, including final assembly. Many of these third parties have experience working with Intraject. This approach will allow Aradigm to focus on establishing core competencies in the area of Quality. In the future, this assembly may be conducted at Aradigm.

      There can be no assurance that we will not encounter unanticipated delays or expenses in establishing high-volume production capacity for AERx devices, AERx disposable drug packets or clinical components related to the Intraject system. Any such delays or expenses could harm our business.

Intellectual Property and Other Proprietary Rights

      Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. This research has led to novel ideas, which in turn have resulted in our being issued 89 United States patents to date, with 28 United States patent applications pending. In addition, we have purchased three United States patents covering inventions that are relevant to our inhalation technologies. We have 85 issued foreign patents and 108 foreign patent applications pending. Through the acquisition of the assets of Weston Medical, we acquired their patent portfolio. This resulted in 12 additional United States issued patents and five pending United States cases. We also acquired 73 issued foreign patents, and 29 pending foreign cases. In total, we have 104 issued United States patents, 33 Pending United States cases, 158 issued foreign patents, and 137 pending foreign cases.

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

      Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on some of our patents. In addition, because patent applications in the United States and in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications on such inventions.

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

Competition

      We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, buccal, or mouth cavity, and colonic absorption systems. Several of these companies may have developed or are developing dry powder devices that could be used for pulmonary delivery and needle-free devices that could be used for subcutaneous delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining Food and Drug Administration (FDA) approval for products or gaining market acceptance more rapidly than we can.

      We believe our technology and integrated pulmonary delivery systems approach provides us with important competitive advantages in the delivery of drugs compared with currently known alternatives. While we believe that the capabilities of our AERx and Intraject platforms will provide us with certain important competitive advantages, new drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits, or comparable benefits at lower cost, in a given drug application than the AERx or Intraject systems.

      Several companies have developed or are developing products that will compete with our technology platforms. Some are marketing and developing dry powder and other devices that could have applications for pulmonary drug delivery, including Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) and Alkermes Pharmaceuticals, Inc. These companies also have collaborative arrangements with corporate partners for the development of pulmonary delivery systems for insulin. There are also several companies that are marketing and developing needle-free injection systems, including Antares Pharma Inc., Bioject Medical Technologies Inc., Biovalve Technologies, Inc., Crossject and Penjet Corporation. There can be no assurance that competitors will not introduce products or processes competitive with or superior to ours.

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

      The preclinical work necessary to administer investigational drugs to human subjects is summarized in an Investigational New Drug application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an Investigational New Drug application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an Investigational New Drug application will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials by placing them on “clinical hold” because of concerns about, for example, the conduct of the study or the safety of the product being tested.

      Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to FDA-reviewed protocol. Each clinical study is conducted under the auspices of an Institutional Review Board at each of the institutions at which the study will be conducted. An Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, informed consent requirements and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Typically, Phase 1 trials consist of testing the product in a small number of normal volunteers, primarily for safety, at one or more dosage levels, as well as characterization of a drug’s pharmacokinetic and/or pharmacodynamic profile. In Phase 2 clinical trials, in addition to safety, the efficacy of the product is usually evaluated in the patient population. Phase 3 trials, the basis for approval, typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed sites.

      A company seeking FDA approval to market a new drug must file a New Drug Application (NDA) with the FDA pursuant to the Federal Food, Drug and Cosmetic Act. In addition to reports of the pre-clinical and clinical trials conducted under an effective Investigational New Drug application, the NDA includes Chemistry, Manufacturing and Controls (CMC) information pertaining to the preparation of the drug substance (active ingredient), analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging, labeling and storage. Submission of a new drug application does not assure FDA approval for marketing. Based on the Prescription Drug User Fee Act, review of NDAs should result in an action letter within ten months after filing. However, the application approval process can take a year or more to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety, efficacy or CMC of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA could also determine that there is insufficient data or experience with chronic administration of drugs delivered via the lung for systemic effect to demonstrate that such chronic administration is safe, and could require further studies. The FDA also may require additional clinical tests (i.e., Phase 4 clinical trials) following new drug application approval to confirm safety and efficacy.

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

      Among the other requirements for drug product approval is the requirement that the prospective manufacturer conform to the FDA’s Good Manufacturing Practices (GMP) regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States to assure compliance with applicable GMP requirements. A company’s failure to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on that company’s business.

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

      The United States Drug Enforcement Agency (DEA), regulates controlled drug substances, such as morphine and other narcotics. Establishments handling controlled drug substances such as morphine must be registered and inspected by the DEA and may be subject to export, import, security and production quota requirements. In addition, advertising and promotional materials are, in certain instances, subject to regulation by the Federal Trade Commission. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

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

International Scientific Advisory Board

      We have assembled an International Scientific Advisory Board comprised of scientific and development advisors who provide expertise, on a consulting basis, in the areas of pain management, allergy and immunology, pharmaceutical development and drug delivery, but are employed elsewhere on a full time basis. As a result, they can only spend a limited amount of time on our affairs. The International Scientific Advisory Board assists us on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

Name	Affiliation	Area of Expertise

Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Peter S. Creticos, M.D.	The Johns Hopkins University School of Medicine	Allergy/Immunology/Asthma
Igor Gonda, Ph.D.	Acrux Limited	Drug Delivery
Henrik Egesborg Hansen	Novo Nordisk A/S	Device Technology
Vincent H.L. Lee, Ph.D.	University of Southern California	Pharmaceutics/Drug Delivery
Craig M. Pratt, M.D.	Baylor College of Medicine	Clinical Cardiology
Robert E. Ratner, M.D.	MedStar Research Institute	Endocrinology

Employees

      As of February 27, 2004, we had 242 employees, of whom 203 were in research and development and product development and 39 were in business development, finance and administration. We believe that our future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that we will continue to be able to attract and retain high-quality employees. Our employees are not represented by any collective bargaining agreement. We consider our relations with our employees to be good.

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

MANAGEMENT

Directors and Executive Officers

      The directors and executive officers of the Company and their ages as of February 27, 2004 are as follows:

Name	Age	Position

Richard P. Thompson	52	Chief Executive Officer and Chairman of the Board
V. Bryan Lawlis, Ph.D.	52	President and Chief Operating Officer
Thomas C. Chesterman	44	Senior Vice President and Chief Financial Officer
Klaus D. Kohl, Ph.D.	53	Senior Vice President, Quality and Technical Director, iDMS program
Steven J. Farr, Ph.D.	45	Senior Vice President, Chief Scientific Officer
Bobba Venkatadri	60	Senior Vice President, Operations
Babatunde A. Otulana, M.D.	47	Vice President, Clinical & Regulatory Affairs
Norma L. Milligin	65	Vice President, Human Resources
Frank H. Barker(1)(3)	73	Director
Stan M. Benson(2)(3)	53	Director
Igor Gonda	56	Director
John Nehra(1)(3)	55	Director
Wayne I. Roe(1)	54	Director
Virgil D. Thompson(2)	64	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

      Richard P. Thompson has been a director and has served as our Chief Executive Officer since 1994 and was named Chairman of the Board in 2000. In addition, Mr. Thomson served as our President from 1994 until June 2003. From 1991 to 1994, Mr. Thompson was President of LifeScan, Inc., a Johnson & Johnson Company, a diversified health care company. In 1981, Mr. Thompson co-founded LifeScan, which was sold to Johnson & Johnson in 1986. Mr. Thompson holds a B.S. in Biological Sciences from the University of California at Irvine and an MBA from California Lutheran College. Mr. Thompson currently serves on the board of TheraSense, Inc.

      V. Bryan Lawlis, Ph.D., has served as President and Chief Operating Officer since June 2003 and as our Chief Operating Officer since 2001. Previously, Dr. Lawlis founded Covance Biotechnology Services, a contract biopharmaceutical manufacturing operation, and served as its President and Chief Executive Officer from 1996 to 1999, and as Chairman from 1999 to 2001, when it was sold to Diosynth RTP, Inc., a division of Akzo Nobel. From 1981 to 1996, Dr. Lawlis was employed at Genencor, Inc., and Genentech, Inc. His last position at Genentech was Vice President of Process Sciences. Dr. Lawlis holds a B.A. in Microbiology from the University of Texas at Austin, and a Ph.D. in Biochemistry from Washington State University.

      Thomas C. Chesterman has served as our Senior Vice President and Chief Financial Officer since August 2002. From 1996 to 2002, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company. Mr. Chesterman holds a B.A. from Harvard University, and an MBA in Finance and Accounting from the University of California at Davis.

      Klaus D. Kohl, Ph.D., has served as our Senior Vice President, Quality and Technical Director, iDMS program since August 2002. From October 2000 to August 2002, Dr. Kohl served as Vice President, Quality. From 1998 to 2000, Dr. Kohl was Quality Manager of GE Bayer Silicones, a joint venture of General Electric and Bayer Corporation. From 1996 to 1998, Dr. Kohl was Vice President of Quality Assurance, Pharmaceutical Division, Bayer Corporation North America. Dr. Kohl joined Bayer in 1985 and held various positions in quality assurance/drug product development in the United States and in Europe. Previously, Dr. Kohl spent more than seven years in basic research at the Research Center Juelich, Germany, and the Max Planck Institute in Dortmund, Germany. Dr. Kohl received his undergraduate degree in Mathematics and Physics from the University of Marburg, Germany, and his Ph.D. from the University of Aachen, Germany.

      Stephen J. Farr, Ph.D., has served as our Senior Vice President, Chief Scientific Officer since April 2003. Since 1995, Dr. Farr served in various positions at Aradigm including as Director, Pharmaceutical Sciences, Senior Director and Vice President, Pharmaceutical Sciences, and Vice President, Research and Development. From September 1985 to December 1994, Dr. Farr was Lecturer and later Senior Lecturer in the Welsh School of Pharmacy, Cardiff University, United Kingdom. Dr. Farr was a founder and director of Cardiff Scintigraphics Ltd., a contract research organization. Dr. Farr holds a B.Sc. in Pharmacy from DeMontfort University, and a Ph.D. in Pharmaceutics from the University of Wales. Dr. Farr is a Visiting Associate Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University, Richmond, Virginia.

      Bobba Venkatadri has served as our Senior Vice President, Operations since June 2003. Mr. Venkatadri has over 30 years of U.S. and international senior executive leadership experience in pharmaceutical and biotechnology manufacturing. Prior to joining Aradigm, Mr. Venkatadri was Executive Vice President of Operations for Diosynth RTP, Inc., a division of Akzo Nobel from January 2001. Mr. Venkatadri served as Chief Executive Officer of Molecular Biosystems, Inc. from 1995 to 2000, and Executive Vice President of Centocor from 1992 to 1995. Prior to this, Mr. Venkatadri held multiple positions with Warner-Lambert from 1967 to 1992 including, President of Warner-Lambert Indonesia, Vice President of Warner-Lambert Puerto Rico, and Vice President, U.S. Operations of Parke-Davis. Mr. Venkatadri holds a Masters’ Degree in Pharmacy from Andhra University, India, and an MBA in Finance from Fairleigh Dickinson University.

      Babatunde A. Otulana, M.D., has served as our Vice President, Clinical and Regulatory Affairs since October 1997. From 1991 to September 1997, Dr. Otulana was a Medical Reviewer in the Division of Pulmonary Drug Products at the Center for Drug Evaluation and Research, Food and Drug Administration. Dr. Otulana currently serves as an Assistant Clinical Professor in Pulmonary Medicine at the school of Medicine, University of California, Davis. Dr. Otulana obtained his M.D. from the University of Ibadan, Nigeria, and completed a Pulmonary Fellowship at Papworth Hospital, University of Cambridge, U.K., and at Howard University Hospital, Washington, D.C.

      Norma L. Milligin has served as our Vice President, Human Resources since September 1998. From January 1995 to August 1998, Ms. Milligin worked as a consultant in the human resources area for a number of firms. From 1985 to January 1994, Ms. Milligin held positions as Vice President of Human Resources at LifeScan, Inc, a Johnson & Johnson company, and at Chemtrak, Inc., a medical device company. From 1978 to 1985, Ms. Milligin also held a number of senior human resource positions at Syntex Corporation, a pharmaceutical company. Ms. Milligin has taught organizational behavior at Pepperdine University, and holds a B.S. in Business from the University of Colorado, and an MBA from Pepperdine University.

      Frank H. Barker has been a director since May 1999. From January 1980 to January 1994, Mr. Barker served as a company group chairman of Johnson & Johnson Company, a diversified health care company, and was Corporate Vice President from January 1989 to January 1996. Mr. Barker holds a B.A. in Business Administration from Rollins College, Winter Park, Florida. Mr. Barker is a director of Catalina Marketing Corporation, a direct-to-consumer marketing company.

      Stan M. Benson has been a director since April 2001. Mr. Benson served as Senior Vice President, Sales and Marketing of Amgen, Inc., a biotechnology company, from 1995 to 2001. Prior to joining Amgen, Mr. Benson worked at Pfizer, Inc., a pharmaceutical company, for 19 years in various senior management positions. Mr. Benson received a B.A. and an M.S. from New York University. Mr. Benson is now retired.

      Igor Gonda, Ph.D. has been a director since September 2001. Dr. Gonda is the Chief Executive Officer and Managing Director of Acrux Limited, a drug-delivery company in Melbourne, Australia. Dr. Gonda was our Chief Scientific Officer until December 2001 and previously held the position of Vice President, Research and Development, from October 1995 until July 2001. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc. Prior to that, Dr. Gonda held academic positions at the University of Aston in Birmingham, UK, and the University of Sydney, Australia. Dr. Gonda has a B.Sc. in Chemistry and a Ph.D. in Physical Chemistry from Leeds University, UK. Dr. Gonda is the Chairman of our Scientific Advisory Board.

      John M. Nehra has been a director since December 2001. Mr. Nehra is a Special Partner of New Enterprise Associates 10, a venture capital partnership, and a General Partner of NEA VI, NEA VII, NEA VIII and NEA IX. Mr. Nehra is also the managing General Partner of Catalyst Ventures, a venture capital partnership. Prior to joining NEA and its affiliated venture funds in 1989, Mr. Nehra was Managing Director of Alex Brown & Sons, an investment banking firm. Upon joining Alex Brown in 1975, Mr. Nehra was responsible for building the firm’s healthcare research and healthcare banking practice, and forming its capital markets group. Mr. Nehra holds a B.A. from the University of Michigan. Mr. Nehra is a director of Iridex Corporation and Davita Corporation and also serves on the boards of several privately held healthcare companies.

      Wayne I. Roe has been a director since May 1999. Mr. Roe was Senior Vice President of United Therapeutics Corporation, a pharmaceutical manufacturer, from 1999 to 2000. Mr. Roe was Chairman of Covance Health Economics and Outcomes Services, Inc., a strategic marketing firm, from 1996 to 1998. From June 1988 to March 1996, Mr. Roe was the President of Health Technology Associates, a pharmaceutical industry consulting firm. Mr. Roe received a B.A. from Union College, an M.A. from the State University of New York at Albany and an M.A. from the University of Maryland. Mr. Roe is also a director of Ista Pharmaceuticals Inc., and several privately held companies. Mr. Roe currently is an independent consultant in the life sciences industry.

      Virgil D. Thompson has been a director since June 1995. Since November 2002, Mr. Thompson has been President and Chief Executive Officer of Angstrom Pharmaceuticals, a pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and Director of Chimeric Therapies, Inc., a biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a Director of Bio-Technology General Corp., a pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a Director of Cytel Corporation, a biopharmaceutical company. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is also a director of Questcor Pharmaceuticals, Inc. and Savient Pharmaceuticals, Inc.

Item 2.	Properties

      At December 31, 2003, we leased a total of approximately 253,898 square feet of office space in two office parks. We leased approximately 163,658 square feet in three buildings in an office park at 3929 Point Eden Way, Hayward, California, and leased 90,240 square feet in one building in an office park located at 2704 West Winton Avenue, Hayward, California. The leases for the various office spaces expire at various times through the year 2016. Minimum annual payments under these leases will be approximately $5.3 million in 2004 and $5.5 million in 2005. We use this space for general administrative, product development, clinical, manufacturing and research and development purposes. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings

      There are no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

      Our common stock is traded on The Nasdaq National Market under the symbol “ARDM.” The following table sets forth the intra-day high and low sale prices for our common stock as reported on The Nasdaq Stock Market for the periods indicated below.

	High	Low

2002
First Quarter	$7.29	$4.01
Second Quarter	4.61	3.43
Third Quarter	3.99	1.94
Fourth Quarter	2.81	1.30
2003
First Quarter	$1.85	$0.66
Second Quarter	3.51	0.84
Third Quarter	2.25	1.07
Fourth Quarter	2.65	1.67
2004
First Quarter (through February 27, 2004)	$2.80	$1.71

      On February 27, 2004, there were 333 holders of record of our common stock.

Dividend Policy

      We have never declared or paid any cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

      In November 2003, the Company issued 7,780,550 shares of common stock in a private placement at a price of $1.80 per share and warrants to purchase 1,945,133 shares of common stock at $2.50 per share for an aggregate consideration of approximately $14.0 million. These securities were not registered when sold and were issued in reliance upon Regulation D of the Securities Act of 1933, as amended (the “Act”). These securities were subsequently registered under the Act.

      The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

			Common Stock
			Available for Future
	Common Stock to		Issuance Under
	Be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options	Outstanding Options	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a)) (1)

	(a)	(b)	(c)
Equity compensation plans approved by Aradigm stockholders	6,483,826	$6.23	2,998,518
Equity compensation plans not approved by Aradigm stockholders	0	0	0

Totals:	6,483,826	$6.23	2,998,518

(1)	9,376,420, 1,570,186 and 105,924 shares are reserved for future issuance under the Company’s 1996 Equity Incentive Plan (the “1996 EIP”), the Employee Stock Purchase Plan and the 1996 Non-Employee Directors’ Plan, respectively. The 1996 EIP contains an evergreen provision whereby the aggregate number of shares reserved for issuance is increased annually by a number of shares equal to 6% of the issued and outstanding common stock as determined on the date of the annual meeting of shareholders beginning with the 2001 meeting (or some lesser number of shares as determined by the board of directors). Under the 1996 EIP, the aggregate increase in the number of shares to be reserved by operation of the evergreen provision will not exceed 10,000,000.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Contract and license revenues	$33,857	$28,967	$28,916	$20,303	$16,812
Operating expenses:
Research and development	49,636	54,680	58,836	48,176	33,625
General and administrative	10,391	10,394	9,355	9,271	7,849

Total expenses	60,027	65,074	68,191	57,447	41,474

Loss from operations	(26,170)	(36,107)	(39,275)	(37,144)	(24,662)
Interest income	338	818	1,324	3,110	1,947
Other income(2)	—	—	6,675	—	—
Interest expense	(138)	(642)	(1,081)	(1,528)	(888)

Net loss	(25,970)	(35,931)	(32,357)	(35,562)	(23,603)
Deemed dividend	—	—	(10,722)	—	—

Net loss applicable to common shareholders	$(25,970)	$(35,931)	$(43,079)	$(35,562)	$(23,603)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Basic and diluted loss per share applicable to common shareholders(1):
Net loss applicable to common shareholders	$(0.52)	$(1.19)	$(1.98)	$(2.07)	$(1.66)

Shares used in computing basic and diluted loss per share applicable to common shareholders(1)	50,196	30,261	21,792	17,196	14,216

Balance Sheet Data:
Cash, cash equivalents and short term investments	$29,770	$31,443	$71,164	$44,381	$31,259
Working capital	19,708	16,039	48,308	19,862	22,797
Total assets	95,218	97,129	132,100	71,371	50,790
Noncurrent portion of notes payable and capital lease obligations	0	497	2,427	6,230	9,609
Redeemable convertible preferred stock	23,669	30,665	30,735	—	—
Accumulated deficit	(215,436)	(189,443)	(153,535)	(110,441)	(74,904)
Total shareholders’ equity	$52,970	$41,410	$71,149	$37,785	$24,157

(1)	See Note 1 of Notes to Financial Statements for an explanation of shares used in computing basic and diluted net loss per share.

(2)	Other income consists of the gain related to forgiveness of outstanding notes and interests by Genentech, previously classified as an extraordinary item. In 2002, the Company early adopted Statement of Financial Accounting Standard (“SFAS”) 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections”, which requires the reclassification of this type of extraordinary item as a component of operating results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in this report. This discussion should be read in conjunction with the financial statements and notes to the financial statements contained in this report.

Overview

      Since our inception in 1991, we have been engaged in the development of needle free drug delivery systems. As of December 31, 2003, we had an accumulated deficit of $215.4 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in 2004. The sources of working capital have been equity financings, equipment lease financings, contract and license revenues and interest earned on investments.

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

      The collaborative agreement with Novo Nordisk A/S provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from sales of product and to receive revenue from the manufacturing of unit-dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. During 2003, this partner-funded program contributed approximately 99% of our total contract revenues. Novo Nordisk A/S with its subsidiary is considered a related party.

      During December 2000, GlaxoSmithKline and we amended the product development and commercialization agreement whereby we assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless we have terminated the agreement, GlaxoSmithKline can restore its rights to participate in development and commercialization of the product upon payment of a restoration fee to us. Pursuant to the amended agreement, we have made available to GlaxoSmithKline the results of our Phase 2b trial for its consideration. At this time, we do not believe that GlaxoSmithKline will elect to restore its rights. If we elect to terminate the agreement and continue or intend to continue any development activities, either alone or in collaboration with a third party, we will be obligated to pay an exit fee to GlaxoSmithKline at which time all rights related to development and commercialization of the product will be returned to us. If we elect to pay the immaterial exit fee it will not have a material impact on our financial position or operating results. However, we do not currently intend to continue this program unless and until we are able to secure a development and commercialization partner.

      In addition to the diabetes and pain programs, we have additional programs in development with undisclosed partners. It is our policy not to disclose the partner and/or the drug until a long-term development agreement has been established; both parties agree to highlight a clinical advancement in the program or under special circumstances in which both parties agree to disclosure. In 2002, we announced successful clinical results from one partnered trial with interferon alpha when an abstract was accepted at a leading scientific session, in which the partner was not disclosed. In addition, a gene therapy collaboration with geneRx+ was disclosed which provides certain potentially beneficial licensing rights to Aradigm.

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

Revenue Recognition

      Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under the agreements, revenue is recognized as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.

Long-Lived Assets

      The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the Statements of Operations.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and the beneficial conversion feature of the preferred stock. Actual results could differ from these estimates.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

      Contract Revenues. We reported revenues from collaborative contracts of $33.9 million in 2003, compared to $29.0 million in 2002 and $28.9 million in 2001. The 17% increase in revenue in 2003 compared to 2002 is primarily due to increases in partner-funded project development revenue from Novo Nordisk A/S, which was $33.5 million in 2003 compared to $26.9 million in 2002 offset by declines in contract revenue from other partner-funded programs, which was $311,000 in 2003 and $2.1 million in 2002. The decrease in other partner-funded revenue is due to the completion of four programs in 2002. The revenue in 2001 consisted of $26.0 million from partner-funded project development revenue from Novo Nordisk A/S, $1.5 million from partner-funded project development revenue from GlaxoSmithKline, and $1.4 million from contract revenue from other partner-funded programs. Costs associated with contract research revenue are included in research and development expenses.

      Research and Development Expenses. Research and development expenses decreased in 2003 compared to 2002 and 2001. These expenses were $49.6 million in 2003 compared to $54.7 million in 2002 and $58.8 million in 2001. Research and development expenses as a percentage of total operating expenses were 83% in 2003, 84% in 2002, and 86% in 2001.

      Research and development expenses associated with collaborative agreements approximate contract revenue as these expenses are incurred under the program agreements. Research and development expenses in 2003 decreased by $5.1 million or 9% compared to 2002. The decrease in research and development expenses is primarily due to a reduction in self-funded pulmonary delivery development efforts and cost reduction programs including a reduction in force implemented in July 2003 offset by increased Intraject program costs. Research and development expenses in 2002 decreased by $4.1 million or 7% compared to 2001, primarily due to a reduction in development efforts to support the ongoing program with Novo Nordisk A/S and the pain management program and a reduction in manufacturing scale-up efforts, offset by increases in expenses in other funded and unfunded development programs.

      These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes. We expect research and development spending will remain constant in the very near term as Intraject development spending increases and AERx spending decreases. We expect research and development spending to increase over the next few years if we continue to expand our development activities to support current and potential future collaborations and initiate commercial manufacturing of the AERx systems and to support the development and commercialization of the Intraject system. Future research and development expenditures cannot be predicted accurately as it depends in part upon continued future success and funding levels supported by our existing development collaborations, as well as obtaining new collaborative agreements.

      Our lead development program for the AERx platform is targeted at the pulmonary delivery of insulin in patients with diabetes with our partner Novo Nordisk A/S. Since the successful completion of Phase 2b clinical studies in 2001 and formal presentation of those results in 2002, we and Novo Nordisk A/S have initiated Phase 3 clinical studies in the third quarter of 2002. These studies are on-going.

      In 2003 we acquired the base technologies through the purchase of selected assets from Weston Medical Group, plc and began development of the Intraject needle-free subcutaneous system, designed to comfortably and rapidly deliver drug to the subcutaneous layer, such as, the abdominal area.

      We have other partner-funded and self-funded programs in development. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development.

      General and Administrative Expenses. General and administrative expenses were $10.4 million in 2003 compared to $10.4 million in 2002 and $9.4 million in 2001. In 2003, general and administrative expenses were consistent with 2002, resulting from increased business development and investor relations expense offset by lower facility and personnel costs. General and administrative expenses increased in 2002 compared to 2001 as a result of higher business development expenses, including the hiring of additional personnel, and higher facility support costs.

      Interest Income. Interest income was approximately $300,000 in 2003 compared to $800,000 in 2002 and $1.3 million in 2001. The decrease in 2002 and again in 2003 was primarily due to a combination of interest income being earned on lower average cash and investment balances and a decrease in interest rates earned on invested cash balances. The contribution to interest income due to the funds received from the preferred stock financing in December 2001 was not material.

      Interest Expense. Interest expense was approximately $100,000 in 2003 compared to $600,000 in 2002 and $1.1 million in 2001. The decrease in 2002 is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

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

      Net Loss. We reported a net loss of $26.0 million in 2003 compared $35.9 million in 2002 and $32.4 million in 2001.

      Deemed Dividend. We reported a deemed dividend of $10.7 million in 2001, which related to the Series A redeemable convertible preferred stock financing completed in December 2001. The deemed dividend represents the discounted conversion price of the financing compared to the fair market value of our common stock on the issuance date of the preferred stock resulting in a beneficial conversion to the preferred stockholders. The value of the beneficial conversion feature is reported as a deemed dividend and is included in the calculation of net loss applicable to the common shareholders. No such deemed dividend was reported in 2003 or 2002.

      Net Loss Applicable to Common Shareholders. We reported a net loss applicable to common shareholders of $26.0 million in 2003 compared to $35.9 million in 2002 and $43.1 million in 2001. Net loss applicable to common shareholders in 2001 included a deemed dividend to the Series A redeemable convertible preferred stock financing completed in December 2001. The net loss applicable to common shareholders is used in the calculation for basic and diluted loss per share applicable to common shareholders.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. As of December 31, 2003, we had cash, cash equivalents and short-term investments of approximately $29.8 million.

      In March 2003, we raised approximately $14.2 million through the sale of 18,992,391 shares of common stock at a price of $0.79 per share and warrants to purchase 4,273,272 shares of common stock at $1.07 per share to certain investors in a private placement.

      In June and November 2003, the Company received net proceeds of approximately $2.5 million and issued an aggregate of 2,414,050 shares of Common Stock in connection with the exercise of warrants by certain investors.

      In November 2003, we raised approximately $13.2 million through the sale of 7,780,550 shares of our common stock at $1.80 per share and warrants to purchase 1,945,133 shares of our common stock at $2.50 per share to certain investors in a private placement.

      Net cash used in operating activities in 2003 was $24.8 million compared to $30.9 million in 2002 and $29.1 million in 2001. The decrease in net cash used in 2003 resulted primarily from a decrease in net loss offset by reductions of accounts payable and deferred revenue. The decrease in accounts payable results primarily from timing of payments of expenses associated with our development programs and capital expenditures, while the decrease in deferred revenue is due to our partners funding future development at a lower level and the amortization of past milestone payments. The increase in net cash used in 2002 compared to 2001 resulted primarily from an increase in net loss, decreases in accounts payable, other accrued liabilities and deferred revenue, offset by a decrease in account receivable. The decrease in accounts payable and other accrued liabilities results primarily from timing of payments for expenses associated with our development programs and capital expenditures, while the decrease in deferred revenue is due primarily to our partners funding future development at a lower level. The decrease in receivables is due to the receipt of payments from our partners for billings associated with our development activities.

      Net cash used in investing activities in 2003 was $8.2 million compared to $18.6 million in 2002 and $14.7 million in 2001. The decrease in cash used in 2003 resulted from reductions in capital expenditures and proceeds from maturing investments offset by the purchase of investment products. Capital expenditures for the current year of approximately $5.4 million relate primarily to $3.0 million acquisition of Intraject assets, and $2.4 million for commercial projects and development equipment. Capital expenditures in 2002 of approximately $11.2 million related primarily to manufacturing production equipment. The increase in cash used in 2002 compared to 2001 resulted from a combination of reductions in capital expenditures and proceeds from maturing investments offset by an increase in the purchase of investments. Capital expenditures in 2001 of approximately $37.1 million related primarily to the construction of our large-scale commercial manufacturing facility. The cash used for proceeds from maturing investments offset by the purchase of investments was $2.8 million in 2003, compared to $7.4 million in 2002 and an increase of $22.4 million in 2001.

      Net cash provided by financing activities in 2003 was $28.5 million compared to $2.3 million in 2002 and $93.0 million in 2001. Financing activities in 2003 included the sale of common stock through private placements in March and November 2003, which raised net proceeds of approximately $27.3 million. In addition, net proceeds received from the issuance of common stock upon exercise of warrants and stock options, and under the employee stock purchase plan was $3.1 million. The proceeds were offset by $1.8 million of cash used for capital lease obligations. The net proceeds from issuances of common stock in 2002 were approximately $6.1 million. Financing activities in 2001 consisted of proceeds from the exercise of two put options during the year from two of our partners, which raised net proceeds of approximately $10.0 million, the sale of common stock during the year using a common stock equity line, which raised net proceeds of approximately $5.5 million, the sale of common stock through a private placement in August 2001, which raised net proceeds of approximately $13.8 million, the sale of common stock to a major partner in October 2001, which raised net proceeds of approximately $19.9 million and the sale of redeemable convertible preferred stock in December 2001, which raised net proceeds of approximately $45.4 million.

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

      We continue to review our planned operations through the end of 2003, and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2004 will be approximately $8.0 million. Currently, we are contractually committed to approximately $894,000 of the anticipated 2004 capital outlays. Capital outlays beyond 2004 will depend on our ability to raise additional capital and future partner funding arrangements. We believe that our existing cash balances at December 31, 2003, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months. If our current funding commitments from corporate development partners are amended or terminated, we will need to obtain additional sources of capital.

      If we make good progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Off-Balance Sheet Financings and Liabilities

      Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the financial statements.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 years

Capital Lease Obligations	$513	$513	$—	$—	$—
Unconditional Purchase Obligations	894	894	—	—	—
Operating Lease Obligations	58,434	5,334	10,274	9,463	33,363

Total Contractual Commitments	$59,841	$6,741	$10,274	$9,463	$33,363

Recent Accounting Pronouncements

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which was revised in December 2003. FIN 46, as revised, requires that if an entity is the primary beneficiary of variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46, as revised, is not expected to have a significant impact on our financial position and results of operations.

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

We are an early-stage company.

      You must evaluate us in light of the uncertainties and complexities present in an early-stage company. Virtually all of our potential products are in an early stage of research or development. Our potential drug delivery products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our products has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. Because we have validated only one manufacturing facility, we cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully market products will negatively impact our business.

We have a history of losses and anticipate future losses.

      We have never been profitable, and through December 31, 2003, we have incurred a cumulative deficit of approximately $215.4 million. We have not had any material product sales and do not anticipate receiving any revenue from product sales in 2004. We expect to continue to incur substantial losses over at least the next several years as we:

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

      Even if our delivery technologies have been successfully developed and are commercially feasible for a range of large and small molecule drugs, we cannot assure you that such applications will be commercially acceptable. For our delivery systems to be commercially viable, we will need to demonstrate that drugs delivered by our systems:

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

      Although we have development arrangements with other collaborative partners, our arrangement with Novo Nordisk A/S is our only active funded development agreement. For the year ended December 31, 2003, this partner-funded program contributed approximately 99% of our total contract revenues. Our agreement with Novo Nordisk A/S can be terminated under certain conditions, including by either party on limited written notice, by Novo Nordisk A/S by limited prior written notice upon the occurrence of certain events, and by either party upon a 30-day written notice in the event that the other party commits a material breach under the agreement and fails to remedy such breach within the 60 days notice of such breach.

      We will also need to enter into agreements with other corporate partners to conduct the clinical trials, manufacturing, marketing and sales necessary to commercialize other potential products. In addition, our ability to apply our delivery systems to any proprietary drugs will depend on our ability to establish and maintain corporate partnerships or other collaborative arrangements with the holders of proprietary rights to such drugs. We cannot assure you that we will be able to establish such additional corporate partnerships or collaborative arrangements on favorable terms or at all, or that our existing or future corporate partnerships or collaborative arrangements will be successful. In December 2000, our agreement with GlaxoSmithKline was amended and we assumed full control and responsibility for conducting and financing the remainder of all development activities. In February 2001, we mutually agreed with Genentech to discontinue our development program for dornase alfa. We also can not assure you that our existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. We could have disputes with our existing or future corporate partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. If any of our corporate partners or collaborators do not develop or commercialize any product to which it has obtained rights from us, our business could be impaired.

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

      We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our delivery devices. There can be no assurance that we will be able to enter into or maintain satisfactory contract manufacturing arrangements. Certain components of our products may be available, at least initially, only from single sources. There can be no assurance that we could find alternate suppliers for any of these components. A delay of or interruption in production resulting from any supply problem could have a material adverse effect on our business.

We rely on a small number of vendors to supply us with specialized equipment and tools.

      We rely on a small number of vendors to supply us with specialized equipment and tools for use in our development and manufacturing processes. There can be no assurances that these vendors will continue to supply us with such specialized equipment and tools, nor can there be any assurances that we could find alternative sources for such specialized equipment and tools. A delay or interruption in development or manufacturing resulting from our inability to acquire the equipment and tools we need could have a material adverse effect on our business.

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

      We anticipate that our existing cash balances at December 31, 2003, together with research and development funding commitments from corporate development partners, and projected interest income, will enable us to maintain our current and planned operations for at least the next 12 months. However, there can be no assurances that these sources of funding will be sufficient, that our cash requirements will not change or that funding commitments from our corporate development partners will not be amended or terminated. In addition, subject to certain conditions, we have a $20 million common stock purchase commitment from Novo Nordisk A/S, which we would consider calling when the iDMS program is making sufficiently good progress toward commercialization to justify substantial additional investment in commercial production capacity. However, this amount may not be sufficient to cover all of the necessary investment, in which case we would require additional capital in order to complete commercial scale-up for the iDMS program. Moreover, if any of these funding commitments from corporate development partners are amended or terminated, we are also likely to require additional sources of capital.

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

      Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing on the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. While we cannot assure you that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring certain pharmaceutical formulations, design of dosage forms and their manufacturing, and testing methods. In addition, we are maintaining as trade secrets some of the key elements of our manufacturing technologies, particularly those associated with production of disposable unit-dose packets for the AERx systems.

      Our success will depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the field of needle-free drug delivery is crowded and a substantial number of patents have been issued and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Commercialization of pharmaceutical products can also be subject to substantial delays as a result of the time required for product development, testing and regulatory approval.

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

      The activities required before a new drug product may be marketed in the United States include pre-clinical and clinical testing and submission of a new drug application with the FDA. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to a FDA-reviewed protocol.

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

      Because certain of our clinical studies involve narcotics, we are registered with the DEA and our facilities are subject to inspection and DEA export, import, security and production quota requirements. We cannot assure you that we will not be required to incur significant costs to comply with DEA regulations in the future or that such regulations will not otherwise harm our business.

The results of preclinical and clinical testing are uncertain.

      Before we can file for regulatory approval for the commercial sale of our potential AERx and Intraject products, the FDA will require extensive preclinical and clinical testing to demonstrate their safety and efficacy. To date, we have tested prototype patient-operated versions of our AERx systems with morphine, insulin and dornase alfa on a limited number of individuals in Phase 1 and Phase 2 clinical trials and have initiated a Phase 3 clinical trial for our AERx insulin Diabetes Management System. If we do not or cannot complete these trials or progress to more advanced clinical trials, we may not be able to commercialize our AERx or Intraject products.

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

      We are also developing applications of our delivery platforms for the delivery of other compounds. These applications are in early stages of development and we do not yet know the degree of testing and development that will be needed to obtain necessary marketing approvals from the FDA and other regulatory agencies. We cannot assure you that these applications will prove to be viable or that any necessary regulatory approvals will be obtained in a timely manner, if at all.

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

      At various times during the first half of 2003, our common stock traded below $1.00. The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for 30 consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days. If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market, our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Market Risk Disclosure

      In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest-rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

      As of December 31, 2003, we had cash, cash equivalents and short-term investments of $29.8 million consisting of cash and highly liquid, short-term investments. The market value of our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding equipment lease lines and capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Aradigm Corporation

      We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2003 and 2002, and the related statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the financial statements, effective December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 4, 2004

ARADIGM CORPORATION

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$18,327	$22,800
Short-term investments	11,443	8,643
Receivables	140	282
Current portion of notes receivable from officers and employees	104	136
Prepaid and other current assets	1,910	1,457

Total current assets	31,924	33,318
Property and equipment, net	62,612	63,233
Noncurrent portion of notes receivable from officers and employees	294	169
Other assets	388	409

Total assets	$95,218	$97,129

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$885	$1,951
Accrued clinical and cost of other studies	149	291
Accrued compensation	2,021	2,195
Deferred revenue	7,891	10,682
Current portion of capital lease obligations	427	1,753
Other accrued liabilities	843	407

Total current liabilities	12,216	17,279
Noncurrent portion of deferred revenue	5,040	6,170
Capital lease obligations, less current portion	—	497
Noncurrent portion of deferred rent	1,323	1,108
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 in 2003 and 2,001,236 in 2002; liquidation preference of $37,380 in 2003 and $48,430 in 2002	23,669	30,665
Shareholders’ equity:
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding shares: 62,751,196 in 2003; 31,157,612 in 2002	268,406	230,853
Accumulated deficit	(215,436)	(189,443)

Total shareholders’ equity	52,970	41,410

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$95,218	$97,129

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Contract and license revenues
Related parties	$33,546	$26,864	$26,031
Unrelated parties	311	2,103	2,885

Total revenues	33,857	28,967	28,916

Research and development	49,636	54,680	58,836
General and administrative	10,391	10,394	9,355

Total expenses	60,027	65,074	68,191

Loss from operations	(26,170)	(36,107)	(39,275)
Interest income	338	818	1,324
Other income related to forgiveness of Genentech note	—	—	6,675
Interest expense	(138)	(642)	(1,081)

Net loss	(25,970)	(35,931)	(32,357)
Deemed dividend	—	—	(10,722)

Net loss applicable to common shareholders	$(25,970)	$(35,931)	$(43,079)

Basic and diluted loss per share applicable to common shareholders:
Net loss applicable to common shareholders	$(0.52)	$(1.19)	$(1.98)

Shares used in computing basic and diluted loss per share applicable to common shareholders	50,196	30,261	21,792

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY

	Redeemable
	Convertible
	Preferred Stock		Common Stock		Shareholder			Total
					Notes	Deferred	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Compensation	Deficit	Equity

	(In thousands, except shares data)
Balances at December 31, 2000	—	—	18,266,955	$148,573	$(131)	$(216)	$(110,441)	$37,785
Issuance of common stock for cash, net of issuance costs of $956	—	—	10,881,733	49,189	—	—	—	49,189
Issuance of common stock under the employee stock purchase plan	—	—	357,146	1,326	—	—	—	1,326
Issuance of common stock upon exercise of stock options	—	—	30,549	204	—	—	—	204
Issuance of redeemable convertible preferred stock for cash, net of issuance costs of $3,000 and proceeds from issuance of warrants of $14,724	2,001,236	$30,735	—	14,724	—	—	—	14,724
Deemed non-cash dividend on redeemable convertible preferred stock	—	—	—	10,722	—	—	(10,722)	—
Repayment of shareholders’ notes	—	—	—	—	131	—	—	131
Amortization of deferred compensation	—	—	—	—	—	162	—	162
Comprehensive loss:
Net loss	—	—	—	—	—	—	(32,357)	(32,357)
Other comprehensive income (loss):
Net change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	(15)	(15)
Total comprehensive loss	—	—	—	—	—	—	(32,372)	(32,372)

Balances at December 31, 2001	2,001,236	30,735	29,536,383	224,738	—	(54)	(153,535)	71,149

Issuance of common stock for cash, net of issuance costs of $79	—	—	1,182,034	4,921	—	—	—	4,921
Issuance of common stock under the employee stock purchase plan	—	—	431,695	1,157	—	—	—	1,157
Issuance of common stock upon exercise of stock options	—	—	7,500	26	—	—	—	26
Issuance of options to purchase common stock for services	—	—	—	11	—	—	—	11
Issuance costs related to prior year’s sale of convertible preferred stock	—	(70)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	54	—	54
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,931)	(35,931)
Other comprehensive income (loss):
Net change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	23	23
Total comprehensive loss	—	—	—	—	—	—	(35,908)	(35,908)

Balances at December 31, 2002	2,001,236	30,665	31,157,612	230,853	—	—	(189,443)	41,410

ARADIGM CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY — (Continued)

	Redeemable
	Convertible
	Preferred Stock		Common Stock		Shareholder			Total
					Notes	Deferred	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Compensation	Deficit	Equity

	(In thousands, except shares data)
Issuance of common stock for cash, net of issuance costs of $7,353 including warrants valued at $5,657	—	—	26,772,941	27,312	—	—	—	27,312
Issuance of common stock through conversion of Series A preferred stock	(456,610)	(6,996)	1,826,440	6,996	—	—	—	6,996
Issuance of common stock under the employee stock purchase plan	—	—	553,028	596	—	—	—	596
Issuance of common stock upon exercise of stock options	—	—	27,125	11	—	—	—	11
Issuance of common stock upon exercise of warrants			2,414,050	2,522				2,522
Issuance of options and warrants to purchase common stock for services	—	—	—	116	—	—	—	116
Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,970)	(25,970)
Other comprehensive income (loss):
Net change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	(23)	(23)
Total comprehensive loss	—	—	—	—	—	—	(25,993)	(25,993)

Balances at December 31, 2003	1,544,626	$23,669	62,751,196	$268,406	$0	$0	$(215,436)	$52,970

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(25,970)	$(35,931)	$(32,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,983	5,749	4,500
Other income related to forgiveness of Genentech note	—	—	(6,675)
Retirement of capital assets	—	114	—
Issuance of warrants and common stock for services	116	11	48
Amortization of deferred compensation	—	54	162
Changes in operating assets and liabilities:
Receivables	142	1,067	(1,279)
Other current assets	(454)	(645)	(77)
Other assets	21	121	213
Accounts payable	(1,066)	(3,346)	403
Accrued compensation	(174)	434	515
Accrued liabilities	294	(2,765)	375
Deferred rent	215	808	300
Deferred revenue	(3,921)	3,410	4,788

Net cash used in operating activities	(24,814)	(30,919)	(29,084)

Cash flows from investing activities:
Capital expenditures	(5,362)	(11,157)	(37,117)
Purchases of available-for-sale investments	(9,962)	(12,105)	(5,732)
Proceeds from maturities of available-for-sale investments	7,139	4,685	28,167

Net cash used in investing activities	(8,185)	(18,577)	(14,682)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	30,441	6,104	50,671
Proceeds from issuance of redeemable convertible preferred stock, net	—	(70)	45,459
Proceeds from repayments of shareholder notes	—	—	131
Notes receivable from officers and employees	(93)	—	(186)
Payments on capital lease obligations and equipment loans	(1,822)	(3,703)	(3,076)

Net cash provided by financing activities	28,526	2,331	92,999

Net (decrease) increase in cash and cash equivalents	(4,473)	(47,165)	49,233
Cash and cash equivalents at beginning of year	22,800	69,965	20,732

Cash and cash equivalents at end of year	$18,327	$22,800	$69,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$499	$899

Non-cash investing and financing activities:
Issuance of options and warrants to purchase common stock for services	$116	$11	$48
Issuance of common stock through conversion of Series A preferred stock	6,996	—	—
Issuance of warrants in conjunction with private placement of common stock	$5,657	$—	$979
Redeemable convertible preferred stock deemed, non-cash dividend	$—	$—	$10,722

See accompanying notes.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Basis of Presentation

      Aradigm Corporation (the “Company”) is a California corporation engaged in the development and commercialization of non-invasive drug delivery systems. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. These factors indicate that the Company’s ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. The Company operates as a sole operating segment.

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

Investments

      Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable securities are classified as available-for-sale, carried at estimated fair value and reported in either cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of the statements of redeemable convertible preferred stock and shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss in the amount of any such decline. No such reductions have been required during the past three years.

Notes Receivable

      Notes receivable are related to advances granted to employees for relocation. All amounts classified as current are due within 12 months. All amounts classified as long-term are due no later than April 2008. All balances are believed to be collectible and are stated at approximate fair value at December 31, 2003.

Depreciation and Amortization

      The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the shorter of the term of the lease or useful life of the improvement. Amortization expense for assets acquired under capital lease is included with depreciation expense.

      The estimated useful lives of property and equipment are as follows:

Machinery and equipment	5 to 7 years
Furniture and fixtures	5 to 7 years
Lab equipment	5 to 7 years
Computer equipment and software	3 to 5 years
Leasehold improvements	5 to 17 years

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the Statements of Operations.

Revenue Recognition

      Contract revenues consist of revenue from collaboration agreements and feasibility studies the Agreements. The Company recognizes its revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”. Under the agreements, revenue is recognized at the lesser of actual earned reimbursements received or reimbursable costs incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved at which time they generally cease to be refundable.

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

Advertising

      Advertising costs are charged to sales and marketing expense as incurred and were immaterial in all periods presented.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common shareholders — as reported	$(25,970)	$(35,931)	$(43,079)
Add:
Stock-based employee compensation expense included in reported net income	—	54	162
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(5,400)	(7,455)	(6,397)

Pro forma net loss applicable to common shareholders	$(31,370)	$(43,332)	$(49,314)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.52)	$(1.19)	$(1.98)
Pro forma	$(0.62)	$(1.43)	$(2.26)

Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and non-employee director stock options granted using the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 2.5%, 3.9%, and 4.2% for the years ended December 31, 2003, 2002 and 2001, respectively; a dividend yield of 0.0%; the annual volatility factor of the expected market price of the Company’s common stock for 2003, 2002 and 2001 are 98.0%, 87.0%, and 87.0% respectively; and a weighted average expected option life of four years. The weighted average fair value of options granted during 2003, 2002 and 2001 with an exercise price equal to the fair value of the Company’s common stock on the date of grant was $0.75, $2.67 and $3.59, respectively. Additionally, the weighted average fair value of options granted during 2003 with an exercise price greater than the fair value of the Company’s common stock on the day of grant was $1.41.

      The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force Issue No. (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model. The value of options and warrants are periodically remeasured over their vesting terms.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The Company uses the liability method to account for income taxes as required by SFAS 109, “Accounting for Income Taxes”. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Loss Per Share

      Historical net loss per share has been calculated under SFAS 128, “Earnings Per Share.” Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the years ended December 31, 2003, 2002 and 2001. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options, warrants and redeemable convertible preferred stocks are antidilutive. For the years ended December 31, 2003, 2002 and 2001, the total number of shares excluded from diluted loss per share relating to these securities was 11,396,269, 8,283,600 and 10,038,525 shares, respectively.

Employee Benefit Plans

      The Company has a 401(k) Plan which stipulates that all full-time employees with at least three months of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 20% of salary on a pretax basis. Subject to a maximum dollar match contribution of $5,250 per year, the Company will match 50% of the first 6% of the employee’s contribution on a pretax basis. The Company expensed total employer matching contributions of $483,000, $527,000 and $273,000 in 2003, 2002 and 2001, respectively

Significant Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Risks associated with these instruments are mitigated by banking with and only purchasing commercial paper from creditworthy institutions. The maximum amount of loss due to credit risk associated with these financial instruments are their respective fair values as stated in the Balance Sheet.

      Although the Company has had development arrangements with other collaborative partners, the arrangement with Novo Nordisk A/S is its only active, funded development agreement. For the year ended December 31, 2003, this partner-funded program contributed approximately 99% of total contract revenues. The agreement with Novo Nordisk A/S can be terminated under certain conditions, including by either party on limited written notice, by Novo Nordisk A/S by limited prior written notice upon the occurrence of certain events, and by either party upon a thirty day written notice in the event that the other party commits a material breach under the agreement and fails to remedy such breach within the sixty days’ notice of such breach. Novo Nordisk A/S, a publicly traded Danish company, is considered to be a related party due to its ownership interest in the Company.

Comprehensive Income (Loss)

      SFAS 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sales securities to be recorded in other comprehensive income (loss). Total comprehensive loss has been disclosed in the statement of redeemable convertible preferred stock and shareholders’ equity.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which was revised in December 2003. FIN 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe implementation will have a significant effect on its reported financial position or results.

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform with current year presentation. Specifically, the Company reclassified long term investments to short term as all investments are recorded as available for sale.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Financial Instruments

Cash Equivalents and Investments

      The following summarizes the Company’s fair value of cash equivalents and investments (amounts in thousands):

	December 31,

	2003	2002

Cash equivalents:
Money market fund	$604	$4,953
Commercial paper	17,723	17,796

	$18,327	$22,749

Short-term investments:
Commercial paper	$5,522	—
Corporate and Government notes	5,921	$6,143
Market auction preferreds	—	2,500

	$11,443	$8,643

	December 31,

	2003	2002

Short Term investments:
Investments maturing in 90 days to less than 1 year:
Commercial paper	$5,522	$
Market auction preferred			2,500
Corporate notes	1,017		2,566
Foreign debt securities	337
US government agencies	2,080

Total maturing in less than 1 year	$8,956		$5,066

Investments maturing in 1 to 2 years:
Corporate notes	$1,507		$3,577
US government agencies	980

Total maturing in 1 to 2 years	2,487		3,577
Total short term investments	$11,443		$8,643

      As of December 31, 2003 and 2002, the difference between the fair value and the amortized cost of available-for-sale securities was $2,000 loss for 2003 and $21,000 gain for 2002. Realized gains and losses on sales of available-for-sale investments during the years ended December 31, 2001, 2002 and 2003 were insignificant.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

      Property and equipment consist of the following (amounts in thousands):

	December 31,

	2003	2002

Machinery and equipment	$18,336	$17,807
Furniture and fixtures	1,903	1,862
Lab equipment	4,050	3,986
Computer equipment and software	6,068	5,654
Leasehold improvements	12,176	11,600

	42,533	40,909
Less accumulated depreciation and amortization	(23,927)	(17,944)

	18,606	22,965
Construction in progress	44,006	40,268

Property and equipment, net	$62,612	$63,233

At December 31, 2003 and 2002, property and equipment include assets under capitalized leases of approximately $2,068,000 and $11,936,000, respectively. Accumulated depreciation related to leased assets at December 31, 2003 and 2002, was approximately $1,534,000 and $9,377,000, respectively.

4.	Leases, Commitments and Contingencies

      Amounts borrowed under the Company’s equipment lease lines of credit bear interest at rates ranging from 9.8% to 14.6% and are collateralized by the related equipment. Under the terms of the lease agreements, the Company has the option to purchase the leased equipment at a negotiated price at the end of each lease term. The Company leases its office, laboratory and manufacturing facilities under several operating leases expiring through the year 2016. Future minimum lease payments under noncancelable operating and capital leases at December 31, 2003 are as follows (amounts in thousands):

	Operating	Capital
	Leases	Leases

Years ending December 31:
2004	$5,334	$513
2005	5,499	—
2006	4,775	—
2007	4,652	—
2008	4,811	—
2009 and thereafter	33,363	—

Total minimum lease payments	$58,434	513

Less amount representing interest		(86)

Present value of future lease payments		427
Current portion of capital lease obligations		(427)

Noncurrent portion of capital lease obligations		$—

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Certain of the Company’s operating leases have rent escalation clauses and accordingly, the Company recognizes rent expense on a straight-line basis. At December 31, 2003, the Company had $1,323,000 of deferred rent.

      For the years ended December 31, 2003, 2002 and 2001, rent expense under operating leases totaled $5,401,000, $5,898,000, and $5,476,000, respectively.

      At December 31, 2003, the Company had contractual non-cancelable purchase commitments of $894,000 related to capital equipment purchases.

Indemnification

      The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2003 or 2002.

Legal Matters

      From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

5.	Redeemable Convertible Preferred Stock and Common Stock Warrants

      The Company completed a $48.4 million preferred stock financing in December 2001. Under the terms of the financing the Company sold to a group of investors 2,001,236 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a purchase price of $24.20 per share. Each share of preferred stock, together with accrued and unpaid dividends, is convertible at the option of the holder into four shares of common stock. The Company also issued warrants to the investors to purchase 5,203,212 shares of common stock at an exercise price of $6.97 per share. Issuance costs of approximately $3.0 million were accounted for as a reduction to proceeds from the preferred stock financing.

      In March, June and July 2003, certain holders of shares of the preferred stock elected to convert an aggregate of 456,610 shares of preferred stock to common stock. The Company issued 1,826,440 shares of common stock in connection with the conversion.

      Through December 2003, the preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 6%, payable only when and if declared by the Board of Directors. At the option of the Company, dividends may be paid in either cash or in shares of common stock, which will be valued at a price equal to the then current market price. The current market price of the common stock on any dividend payment date shall be based on the closing price of the Company’s common stock as quoted on the Nasdaq Stock Market. There were no dividends declared as of December 31, 2003.

      The conversion rate of the preferred stock is fixed and not subject to any adjustments except for stock splits, stock dividends, combinations, reorganizations, mergers or other similar events. Each share of outstanding preferred stock will automatically convert into common stock upon either the closing of a registered underwritten public offering covering the offer and sale of common stock with gross proceeds to the

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company exceeding $25 million or the date on which the common stock closing bid price has been above $10.59 per share for at least twenty consecutive trading days.

      Upon any liquidation, dissolution, redemption or winding up of the Company, whether voluntary or involuntary, the holders of outstanding preferred stock will be entitled to a liquidation preference, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events) to the preferred holders. Any remaining assets will be available for distribution to holders of common stock. Each holder of preferred stock shall have a number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s shares of preferred stock and shall have voting rights and powers equal to the voting rights and powers of the Company’s common stock. At December 31, 2003 the total liquidation preference of all outstanding preferred stock was approximately $37,380,000.

Summary of Preferred Stock and Warrant Accounting

      The net proceeds of the preferred stock offering were reduced by approximately $14.7 million, representing the value assigned to the common stock warrants issued with the preferred stock. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 87%, risk-free interest rate of 4.71%, no dividend yield, and an expected life of 5 years. After reducing the $48.4 million proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price is compared to the fair market value of the Company’s common stock on the issuance date of the preferred stock resulting in a beneficial conversion feature of approximately $10.7 million, which represents the difference between the fair market value of the Company’s common stock and the discounted conversion price. The value of the beneficial conversion feature is reported on the Statements of Operations as a deemed dividend and is included in the calculation of net loss applicable to the common shareholders.

      The preferred stock agreement provides that a mandatory redemption is triggered if a change in control occurs. Accordingly, in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities,” which clarifies Rule #5-02.28 of Regulation S-X previously adopted in accounting series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company has classified the preferred stock outside of permanent equity.

6.	Shareholders’ Equity

      In November 2003 the Company issued 7,780,550 shares of common stock at $1.80 per share and warrants to purchase 1,945,133 shares of common stock at $2.50 per share to certain investors for an aggregate purchase price of approximately $14.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 4 years, and recorded approximately $2,647,511 as issuance costs related to the private placement. These warrants are exercisable through November 2007.

      In March 2003, the Company issued 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of the common stock at $1.07 per share to certain investors for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 4 years, and recorded approximately $1,882,733 as issuance costs related to the private placement. In addition, in connection with this private placement, the

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company issued warrants (“replacement warrants”) to purchase an aggregate of 4,016,024 shares of its common stock at $1.12 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $6.97 per share, held by the same investors. The Company valued the replacement warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1,126,855 as issuance costs related to the private placement. These warrants are exercisable through March 2007.

      In July 2002, the Company raised $5 million through the sale of 1,182,034 shares of common stock at a price of $4.23 per share to Novo Nordisk Pharmaceuticals, Inc. (“Novo Nordisk Pharmaceuticals”), an affiliate of Novo Nordisk A/S. This sale was made under the terms of the Stock Purchase Agreement entered into in October 2001 with Novo Nordisk Pharmaceuticals.

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

      In October 2001, the Company entered into a common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the terms of the agreement, Novo Nordisk Pharmaceuticals committed to purchase up to $45 million of the Company’s common stock, of which 5,665,723 shares for $3.53 per share, were purchased for a total purchase price of $20 million, 10 business days after the effective date of the agreement. The number of initial shares was calculated by dividing the initial purchase price by the average of the closing prices of the Company’s common stock on the Nasdaq for the thirty trading days immediately prior to the effective date. Pursuant to the terms of the agreement, the Company may elect to sell at its option, subject to certain conditions, between $5 million and $10 million of additional shares to Novo Nordisk Pharmaceuticals once every three months beginning December 1, 2001 until the remaining $25 million has been invested. The number of additional shares shall be calculated by dividing the additional purchase price by the average closing price of the Company’s common stock on the Nasdaq for the 30 trading days immediately prior to the date of written notice by the Company to Novo Nordisk Pharmaceuticals. Novo Nordisk Pharmaceuticals will hold the shares to be purchased under the agreement for at least two years from the effective date of each purchase, subject to certain conditions.

      In August 2001, the Company completed a private placement of shares of common stock for gross proceeds of $14.6 million to a group of institutional investors. Under the terms of the private placement, the Company sold 3,639,316 shares of common stock at a price of $4.00 per share. The Company also issued warrants in connection with the private placement of common stock that entitles investors to purchase 363,929 shares of common stock at an exercise price of $5.41 per share or a 15% premium to the Nasdaq National Market price on the closing date. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 78%, risk-free interest rate of 6.2%, no dividend yield, and an expected life of four years, and recorded approximately $978,969 as issuance costs related to the private placement. These warrants are exercisable through August 21, 2005.

      In June 2001, the Company raised $5 million through the sale of 708,216 shares of common stock at a price of $7.06 per share to Novo Nordisk A/S. The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with Novo Nordisk A/S.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In January 2001, the Company raised $5 million through the sale of 339,961 shares of common stock at a price of $14.71 per share to GlaxoSmithKline plc (“GlaxoSmithKline”). The sale was made pursuant to the exercise of a put option by the Company under the terms of the collaboration agreement with GlaxoSmithKline.

Reserved Shares

      At December 31, 2003, the Company had 9,456,531 shares of its common stock reserved for issuance upon exercise of common stock warrants, 9,482,344 shares reserved for issuance upon exercise of options under all plans, 6,178,504 shares reserved for issuance upon conversion of preferred stock and 1,570,186 available authorized shares under the Employee Stock Purchase Plan.

Other Common Stock Warrants

      During 2003 the Company received net proceeds of approximately $2.6 million and issued an aggregate of 2,414,050 shares of common stock in connection with the exercise of warrants.

      In March 2003, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 25,000 shares of common stock which are exercisable at $0.83 per share and vests over the 48 month service period of which 4,688 shares vested during the year ended December 31, 2003. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years. The fair value of these warrants is re-measured as the underlying warrants vest and is being expensed over the vesting period of the warrants. For the year ended December 31, 2003 the Company recorded $3,000 of expense in connection with these warrants. These warrants are exercisable through March 2008.

      In October 2002, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 75,000 shares of common stock, 25,000 of which are exercisable at $1.99 per share, 25,000 shares of which are exercisable at $2.39 per share and 25,000 shares of which are exercisable at $2.79 per share. At the execution of the agreement 15,000 shares vested and the remaining shares shall vest based on the achievement of various performance benchmarks set forth in the agreement. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 5 years. The fair value of these warrants is re-measured as the underlying warrants vest and is being expensed over the vesting period of the warrants. For the year ended December 31, 2003 the Company recognized $77,000 of expense in connection with these warrants. The warrants are exercisable through October 2007.

1996 Equity Incentive Plan and 1996 Non-Employee Directors’ Plan

      In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Equity Incentive Plan (the “Plan”), which amended and restated the 1992 Stock Option Plan. The original plan reserved 4.8 million shares for future authorization. In May 2003, the Board approved an amendment to the 1996 Plan, to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 2.0 million shares to 10.0 million. The aggregate reserved for authorization is 14.8 million. As of December 31, 2003, the Company had 10,779,323 shares of common stock authorized for issuance under the Plan. Options granted under the Plan expire no later than 10 years from the date of grant. Options granted under the Plan may be either incentive or non-statutory stock options. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. The evergreen provision will automatically increase the number of shares reserved under the Plan, subject to certain limitations, by 6% of the issued and outstanding Common Stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning 2001 and ending 2005.

      Options granted under the 1996 Equity Incentive Plan are immediately exercisable subject to repurchase provisions, and the shares acquired generally vest over a period of four years from the date of grant. The Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 2003 and 2002, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 38,294 shares in accordance with these agreements. During 2003, the Company granted options to purchase 1,812,750 shares of common stock, none of which were exercised subject to repurchase agreements.

      The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 225,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than ten years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan will have no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31 2003 and as of December 31, 2003, 105,924 outstanding options with exercise prices ranging from $8.25-$24.13 remained with no additional shares available for grant.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a summary of activity under the Equity Incentive Plan and the Directors’ Plan:

	Options Outstanding

	Shares Available for	Number of		Weighted Average
	Grant of Options	Shares	Price Per Share	Exercise Price

Balance at December 31, 2000	742,293	2,848,902	$0.33-$24.13	$13.25
Options authorized	1,152,812	—	—	—
Options granted	(1,960,310)	1,960,310	$3.34-$12.94	$5.36
Options exercised	—	(30,549)	$5.33-$10.63	$6.70
Options cancelled	561,215	(561,215)	$3.44-$23.00	$10.77

Balance at December 31, 2001	496,010	4,217,448	$0.33-$24.13	$9.94
Options authorized	1,783,393	—	—	—
Options granted	(2,149,280)	2,149,280	$1.42-$4.82	$4.20
Options exercised	—	(7,500)	$3.44	$3.44
Options cancelled	457,970	(480,470)	$1.42-$23.00	$7.81

Balance at December 31, 2002	588,093	5,878,758	$0.33-$24.13	$8.05
Options authorized	3,042,618	—	—	—
Options granted	(1,812,750)	1,812,750	$0.91-$2.16	$1.29
Options exercised	—	(27,125)	$0.33-$0.95	$0.42
Options cancelled	1,180,557	(1,180,557)	$0.95-$23.38	$7.83

Balance at December 31, 2003	2,998,518	6,483,826	$0.37-$24.13	$6.23

	Options Outstanding and Exercisable

			Weighted Average
		Weighted Average	Remaining Contractual
Exercise Price Range	Number	Exercise Price	Life (in years)

$ 0.37-$ 0.43	9,375	$0.41	1.4
$ 0.57-$ .057	5,874	$0.57	2.1
$ 0.91-$ 1.30	1,104,712	$1.02	9.2
$ 1.42-$ 2.11	622,050	$1.77	9.6
$ 2.16-$ 2.60	208,700	$2.55	8.8
$ 3.34-$ 4.88	2,122,078	$4.20	8.0
$ 5.11-$ 7.52	767,976	$6.16	6.4
$ 8.25-$12.25	778,981	$10.72	4.4
$12.44-$17.63	539,525	$15.60	5.7
$18.75-$24.13	324,555	$22.23	6.4

	6,483,826	$6.23	7.5

      The Company recorded deferred compensation of approximately $704,000 for the difference between the grant price and the fair value of certain of the Company’s common stock options granted in 1998. There were no such grants in 2003, 2002 and 2001. Amortization of deferred compensation recognized in the years ended

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001 was approximately $54,000 and $162,000, respectively. Deferred compensation was fully amortized as of December 31, 2002.

Employee Stock Purchase Plan

      At the Annual Meeting of Shareholders, held on May 15, 2003, the number of shares under the Employee Stock Purchase Plan increased by 2,000,000 shares to 3,250,000 shares of common stock. Employees generally are eligible to participate in the Purchase Plan if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater stockholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of fifteen percent of earnings or $25,000.

      As of December 31, 2003 a total of 1,679,814 shares have been issued under the Purchase Plan, leaving a balance of 1,570,186 available authorized shares. Under SFAS No. 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions for 2003; expected volatility of 110.0%; risk-free interest rates of 1.2%; an average expected life of four years and a dividend yield of 0.0%. The weighted-average fair value of the purchase rights granted was $0.56 per share in 2003. Pro-forma compensation expense of $245,000 associated with shares granted under the Employee Stock Purchase Plan has been included in the disclosure entitled Stock Based Compensation in Note 1.

7.	Collaborative Agreements

Novo Nordisk A/ S

      In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk A/ S to jointly develop a pulmonary delivery system for administering insulin by inhalation. In addition, the agreement provides Novo Nordisk A/ S with an option to develop the technology for delivery of other compounds. Under the terms of the agreement, Novo Nordisk A/ S has been granted exclusive rights to worldwide sales and marketing rights for any products developed under the terms of the agreement.

      Through December 31, 2003, the Company received from Novo Nordisk A/ S approximately $128.7 million in product development and milestone payments and, of this amount, the Company has recognized approximately $115.8 million as contract revenue.

      In 1998, the Company raised $5.0 million through the sale of common stock to Novo Nordisk A/ S at a 25% premium to the fair market price. In June 2001, the Company raised an additional $5 million through the sale of common stock to Novo Nordisk A/ S at the fair market price. In October 2001, the Company entered into a new common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the new agreement, Novo Nordisk Pharmaceuticals committed to purchase up to $45 million of the Company’s common stock at fair market value specified in the agreement, of which $20 million was invested initially. The Company has the right at its option, subject to certain conditions, to sell between $5 million and $10 million of additional shares to Novo Nordisk Pharmaceuticals once every three months beginning December 1, 2001 until the remaining amount of $25 million has been invested. In July 2002, the Company raised $5 million through the sale of common stock to Novo Nordisk Pharmaceuticals under the terms of the agreement. At December 31, 2003, Novo Nordisk A/ S and its affiliates currently own approximately 11% of the Company’s total outstanding common stock on an as-converted basis. Novo Nordisk A/ S will fund all product development costs incurred by the Company under the terms of the agreement, while Novo Nordisk A/ S and the Company will co-fund final development of the AERx device. The Company will be the initial manufacturer of all the products covered by the agreement and will receive a share of the overall gross profits

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

resulting from Novo Nordisk A/ S’s sales of the products. For the years ended December 31, 2003, 2002 and 2001, the Company recognized contract revenues of $33.5 million, $26.9 million and $26.0 million, respectively.

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

      During December 2000, the Company and GlaxoSmithKline amended the product development and commercialization agreement whereby the Company assumed full control and responsibility for conducting and financing the remainder of all development activities. Under the amendment, unless GlaxoSmithKline or the Company terminate the agreement for other reasons, GlaxoSmithKline can restore its rights and obligations to participate in and fund development and commercialization of product under the amended agreement upon payment of a restoration fee to the Company. In the event GlaxoSmithKline elects to restore its rights under the amended agreement, revenue will be recognized for the portion of the restoration fee that represents reimbursement of development costs not previously reimbursed by GlaxoSmithKline, but incurred by the Company through the date of the election. Any remaining fees will be deferred and amortized over the estimated remaining development period of the amended development agreement. The Company has made available to GlaxoSmithKline all of the Phase 2b trial results and awaits its decision on further development plans. There can be no assurance that GlaxoSmithKline will elect to restore its rights. If the Company elects to terminate the agreement and continues or intends to continue any development activities, either alone or in collaboration with a third party, then the Company is required to pay an exit fee to GlaxoSmithKline. The payment of the exit fee would not have a material impact on the Company’s financial position or operating results.

      Through December 31, 2001, the Company had received from GlaxoSmithKline and recognized as contract revenue approximately $23.7 million in product development and milestone payments. For the year ended December 31, 2001, the Company recognized contract revenue of $1.5 million related to this agreement. No product development and milestone payments were received during 2003 or 2002 and as such, no related revenues were recorded. In 1997, the Company raised $5 million through the sale of common stock to GlaxoSmithKline at a 25% premium to the fair market price. In January 2001, the Company raised an additional $5 million through the sale of common stock to GlaxoSmithKline at the fair market price.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The Company receives revenue from other partner-funded programs. These programs are generally early-stage feasibility programs and may not necessarily develop into long-term development agreements with the partners.

      Significant partner payments, contract and milestone revenues and deferred revenue are as follows (amounts in thousands):

	December 31,

	2003	2002	2001

Deferred revenue — beginning balance	$16,852	$13,442	$8,654
Partner payments:
Novo Nordisk A/S	29,625	30,794	32,054
Other partner-funded programs	—	1,583	1,650

Total partner payments	29,625	32,377	33,704

Contract revenue recognized:
Novo Nordisk A/ S	33,546	26,864	26,030
GlaxoSmithKline	—	—	1,524
Other partner-funded programs	—	2,103	1,362

Total contract revenue recognized	33,546	28,967	28,916

Deferred revenue — ending balance	12,931	16,852	13,442
Less: Noncurrent portion of deferred revenue	(5,040)	(6,170)	(2,327)

Current portion of deferred revenue	$7,891	$10,682	$11,115

8.	Related Party Transactions

      Novo Nordisk A/ S and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at December 31, 2003 own approximately 11% of the Company’s total outstanding common stock (on an as-converted basis).

Development and License Agreement

      In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk A/ S to jointly develop a pulmonary delivery system for administering insulin by inhalation. Under the terms of the agreement, Novo Nordisk A/ S has been granted exclusive rights to worldwide sales and marketing rights for any products developed under the terms of the agreement. Through December 31, 2003, the Company received from Novo Nordisk A/ S approximately $128.7 million in product development and milestone payments and, of this amount, the Company has recognized approximately $115.8 million as contract revenue. Novo Nordisk A/ S will fund all product development costs incurred by the Company under the terms of the agreement, while Novo Nordisk A/ S and the Company will co-fund final development of the

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

AERx device. The Company will be the initial manufacturer of all the products covered by the agreement and will receive a share of the overall gross profits resulting from Novo Nordisk A/ S’s sales of the products. For the years ended December 31, 2003, 2002 and 2001, the Company recognized contract revenues of $33.5 million, $26.9 million and $26.0 million, respectively. No amounts were due to the Company from Novo Nordisk A/ S at December 31, 2003 and 2002.

Securities Purchase Agreements

      In October 2001, the Company entered into a new common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the new agreement, Novo Nordisk Pharmaceuticals has committed to purchase up to $45 million worth of the Company’s common stock, at fair market value specified in the agreement of which $20 million was invested 10 business days after the effective date of the agreement. Pursuant to the terms of the agreement, the Company has the right at its option, subject to certain conditions, to sell between $5 million and $10 million worth of additional shares to Novo Nordisk Pharmaceuticals once every three months beginning December 1, 2001 until the remaining amount of $25 million has been invested. In July 2002, the Company raised $5 million through the sale of common stock to Novo Nordisk Pharmaceuticals under the terms of the agreement.

      Between June 1998 and October 2001 the Company raised $10 million through the sale of common stock to Novo Nordisk A/ S.

      Since the inception of the collaboration in June 1998 through December 31, 2003, the Company raised $35 million through the sale of common stock to Novo Nordisk A/ S.

9.	Income Taxes

      There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes.

      Significant components of the Company’s deferred tax assets are as follows (amounts in thousands):

	December 31,

	2003	2002

Net operating loss carryforward	$58,900	$54,900
Deferred revenue	5,200	6,700
Research and development credits	11,900	9,200
Capitalized research and development	11,400	2,000
Other	1,200	1,200

Total deferred tax assets	88,600	74,000
Valuation allowance	(88,600)	(74,000)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14,600,000 and $14,400,000 during 2003 and 2002, respectively.

      As of December 31, 2003, the Company had net operating loss carryforwards for federal income-tax purposes of approximately $168,000,000, which expire in the years 2006 through 2023, and federal research and development tax credits of approximately $8,400,000, which expire in the years 2006 through 2023. As of December 31, 2003, the Company had net operating loss carryforwards for California income tax purposes of

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $200,000 which expire in the years 2005 through 2013 and California research and development tax credits of approximately $5,200,000 which do not expire.

      The use of the Company’s net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal revenue Code and similar California provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

10.	Quarterly Results of Operations (Unaudited)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (amounts in thousands):

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Contract and license revenues	$7,690	$9,378	$9,843	$6,946

Operating expenses:
Research and development	12,999	14,001	11,988	10,648
General and administrative	2,669	2,844	2,428	2,450

Total expenses	15,668	16,845	14,416	13,098

Loss from operations	(7,978)	(7,467)	(4,573)	(6,152)
Interest income	108	86	68	76
Interest expense	(56)	(39)	(27)	(16)

Net loss	$(7,926)	$(7,420)	$(4,532)	$(6,092)

Basic and diluted loss per share applicable to common shareholders:
Net loss	$(0.22)	$(0.15)	$(0.08)	$(0.10)

Shares used in computing basic and diluted loss per share applicable to common shareholders	35,601	51,144	54,263	59,421

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Contract and license revenues	$8,118	$7,295	$5,951	$7,603

Operating expenses:
Research and development	14,313	14,588	13,660	12,119
General and administrative	2,458	2,809	2,636	2,491

Total expenses	16,771	17,397	16,296	14,610

Loss from operations	(8,653)	(10,102)	(10,345)	(7,007)
Interest income	291	210	164	154
Interest expense	(166)	(84)	(100)	(293)

Net loss	(8,528)	(9,976)	(10,281)	(7,146)

Basic and diluted loss per share applicable to common shareholders:
Net loss	$(0.29)	$(0.34)	$(0.34)	$(0.23)

Shares used in computing basic and diluted loss per share applicable to common shareholders	29,544	29,723	30,597	31,158

11.	Subsequent Events (Unaudited)

      Effective January 1, 2004, Aradigm amended its operating lease for the building commonly known as 3929 Point Eden Way in the Britannia Point Eden Business Park, Hayward, California, with its landlord, Hayward Point Eden I Limited Partnership. The new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. In consideration for the amended lease agreement, Aradigm will replace warrants to purchase 135,000 shares of common stock at $10.16-$21.72 per share with new warrants with an exercise price equal to $1.71 per share. The incremental fair value of the replacement warrants, as defined as, the fair value of the new warrants less the fair value of the old warrants on date of replacement, is $88,000 and the expense will be amortized on a straight-line basis over the remaining life of the lease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

      Changes in internal controls: There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification of Directors; Audit Committee Information; Code of Ethics

      The information required by this Item concerning (i) the Company’s directors, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 20, 2004, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

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

      The information required by this Item is incorporated by reference from the sections captioned “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” the Report of the Compensation Committee and the Proxy Graph contained in the Proxy Statement.

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

      The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions” and “Compensation of Executive Officers” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from the section captioned “Proposal 3: Ratification of Selection of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements.

      Included in Part II of this Report:

Page in
Form 10-K

Report of Ernst & Young LLP, Independent Auditors	37
Balance Sheets — December 31, 2003 and 2002	38
Statements of Operations — Years ended December 31, 2003, 2002 and 2001	39
Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001	40
Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001	42
Notes to Financial Statements	43

         (2) Financial Statement Schedules.

      All schedules have been omitted because they are not required.

         (3) Exhibits.

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(5)	Bylaws of the Company, as amended.
3	.3(15)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(14)	Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3	.5(15)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(15)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4	.2(1)	Specimen common stock certificate.
10	.1(1)(2)	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(2)(11)	Equity Incentive Plan, as amended (the “Equity Incentive Plan”).

Exhibit No.		Description

10	.3(1)(2)	Form of the Company’s Incentive Stock Option Agreement under the Equity Incentive Plan.
10	.4(1)(2)	Form of the Company’s Non-statutory Stock Option Agreement under the Equity Incentive Plan.
10	.5(1)(2)	Form of the Company’s Non-Employee Directors’ Stock Option Plan.
10	.6(1)(2)	Form of the Company’s Non-statutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan.
10	.7(2)(16)	Employee Stock Purchase Plan, as amended.
10	.8(1)(2)	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(1)	Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June 9, 1995.
10	.11(4)*	Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.
10	.11(3)	Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11a(3)	First Amendment to Lease dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11b(3)	Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10	.12(3)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(5)	Common Stock Purchase Agreement dated April 3, 1998, between the Company and the purchasers named therein.
10	.14(5)*	Development and License Agreement, dated June 2, 1998, between the Company and Novo Nordisk A/ S.
10	.15(6)	Rights Agreement, dated as of August 31, 1998, between the Company and Bank Boston, N.A.
10	.15a(15)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and Fleet National Bank.
10	.15b(15)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and EquiServe Trust Company.
10	.16(7)	Common Stock Purchase Agreement dated January 27, 1999, between the Company and the purchasers named therein.
10	.17(8)	Lease Agreement for the property located at 2704 West Winton Avenue, Hayward, California, dated September 11, 2000, between the Company and Winton Industrial Center, Inc.
10	.17a(12)	Amendment No. 1 to Standard Office/ Warehouse Lease, dated March 1, 2001, by and between the Company and Winton Industrial Center, Inc.
10	.18(8)	Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
10	.19(9)	Common Stock Purchase Agreement, dated as of November 3, 2000, by and between the Company and Acqua Wellington North American Equities Fund, Ltd.
10	.20(10)*	Amendment to GlaxoSmithKline agreement executed in December 2000.
10	.21(13)	Securities Purchase Agreement, dated as of August 21, 2001, by and among the Company and the purchasers named therein.
10	.22(15)	Stock Purchase Agreement, dated as of October 22, 2001, by and between the Company and Novo Nordisk Pharmaceuticals, Inc.
10	.23*(15)	First Amendment to Development and License Agreement, dated as of October 22, 2001, between the Company and Novo Nordisk A/S.
10	.24(14)	Securities Purchase Agreement, dated as of December 11, 2001, by and among the Company and the purchasers named therein.

Exhibit No.		Description

10	.25(17)	Securities Purchase Agreement, dated as of February 10, 2003, by and among the Company and the purchasers named therein.
10	.26(17)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto.
10	.27(18)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.28(19)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchasers named therein.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

*	The Company has sought confidential treatment for portions of the referenced exhibit.

(1)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-4236), as amended.

(2)	Represents a management contract or compensatory plan or arrangement.

(3)	Incorporated by reference to Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(4)	Incorporated by reference to the Company’s Form 8-K filed on November 7, 1997.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s 8-K filed on September 2, 1998.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-3 (No. 333-72037), as amended.

(8)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2000.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 11, 2000.

(10)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2000.

(11)	Incorporated by reference to the Company’s definitive proxy statement filed on April 11, 2001.

(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.

(13)	Incorporated by reference to the Company’s Form S-3 (No. 333-69614), as amended.

(14)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584).

(15)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on January 4, 2002.

(17)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2003.

(18)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(19)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

      (b) Reports on Form 8-K.

      We filed two reports on Form 8-K during the fourth quarter ended December 31, 2003 as follows:

Date of Report	Description

November 7, 2003	As of November 7, 2003, Aradigm Corporation entered into a Securities Purchase Agreement in which the Purchasers agreed to purchase from the Company, approximately 7,502,775 shares of the Company’s Common Stock at $1.80 per share and warrants to purchase approximately 1,875,689 shares of the Common Stock at $2.50 per share, for an aggregate purchase price of approximately $13,505,000 in a private placement.
November 14, 2003	As of November 14, 2003, Aradigm Corporation entered into a Securities Purchase Agreement in which the Purchaser agreed to purchase from the Company, 277,777 shares of the Company’s Common Stock and warrants to purchase 69,444 shares of Common Stock at $2.50 per share, for an aggregate purchase price of $500,000 in a private placement.

      (c) Index to Exhibits.

      See Exhibits listed under Item 15(a)(3).

      (d) Financial Statement Schedules.

      All schedules have been omitted because they are not required.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 18th day of March 2004.

ARADIGM CORPORATION

By:	/s/ RICHARD P. THOMPSON

Richard P. Thompson
Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ RICHARD P. THOMPSON Richard P. Thompson	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2004

/s/ THOMAS C. CHESTERMAN Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ FRANK H. BARKER Frank H. Barker	Director	March 18, 2004

/s/ STAN BENSON Stan Benson	Director	March 18, 2004

/s/ IGOR GONDA Igor Gonda	Director	March 18, 2004

/s/ JOHN M. NEHRA John M. Nehra	Director	March 18, 2004

Signature	Title	Date

/s/ WAYNE L. ROE Wayne L. Roe	Director	March 18, 2004

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 18, 2004

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(5)	Bylaws of the Company, as amended.
3	.3(15)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(14)	Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3	.5(15)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(15)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4	.2(1)	Specimen common stock certificate.
10	.1(1)(2)	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(2)(11)	Equity Incentive Plan, as amended (the “Equity Incentive Plan”).
10	.3(1)(2)	Form of the Company’s Incentive Stock Option Agreement under the Equity Incentive Plan.
10	.4(1)(2)	Form of the Company’s Non-statutory Stock Option Agreement under the Equity Incentive Plan.
10	.5(1)(2)	Form of the Company’s Non-Employee Directors’ Stock Option Plan.
10	.6(1)(2)	Form of the Company’s Non-statutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan.
10	.7(2)(16)	Employee Stock Purchase Plan, as amended.
10	.8(1)(2)	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(1)	Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June 9, 1995.
10	.11(4)*	Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.
10	.11(3)	Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11a(3)	First Amendment to Lease dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11b(3)	Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10	.12(3)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(5)	Common Stock Purchase Agreement dated April 3, 1998, between the Company and the purchasers named therein.
10	.14(5)*	Development and License Agreement, dated June 2, 1998, between the Company and Novo Nordisk A/S.
10	.15(6)	Rights Agreement, dated as of August 31, 1998, between the Company and Bank Boston, N.A.
10	.15a(15)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and Fleet National Bank.
10	.15b(15)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and EquiServe Trust Company.
10	.16(7)	Common Stock Purchase Agreement dated January 27, 1999, between the Company and the purchasers named therein.
10	.17(8)	Lease Agreement for the property located at 2704 West Winton Avenue, Hayward, California, dated September 11, 2000, between the Company and Winton Industrial Center, Inc.

Exhibit No.		Description

10	.17a(12)	Amendment No. 1 to Standard Office/ Warehouse Lease, dated March 1, 2001, by and between the Company and Winton Industrial Center, Inc.
10	.18(8)	Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
10	.19(9)	Common Stock Purchase Agreement, dated as of November 3, 2000, by and between the Company and Acqua Wellington North American Equities Fund, Ltd.
10	.20(10)*	Amendment to GlaxoSmithKline agreement executed in December 2000.
10	.21(13)	Securities Purchase Agreement, dated as of August 21, 2001, by and among the Company and the purchasers named therein.
10	.22(15)	Stock Purchase Agreement, dated as of October 22, 2001, by and between the Company and Novo Nordisk Pharmaceuticals, Inc.
10	.23*(15)	First Amendment to Development and License Agreement, dated as of October 22, 2001, between the Company and Novo Nordisk A/S.
10	.24(14)	Securities Purchase Agreement, dated as of December 11, 2001, by and among the Company and the purchasers named therein.
10	.25(17)	Securities Purchase Agreement, dated as of February 10, 2003, by and among the Company and the purchasers named therein.
10	.26(17)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto.
10	.27(18)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.28(19)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchasers named therein.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

*	The Company has sought confidential treatment for portions of the referenced exhibit.

(1)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-4236), as amended.

(2)	Represents a management contract or compensatory plan or arrangement.

(3)	Incorporated by reference to Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(4)	Incorporated by reference to the Company’s Form 8-K filed on November 7, 1997.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s 8-K filed on September 2, 1998.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-3 (No. 333-72037), as amended.

(8)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2000.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 11, 2000.

(10)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2000.

(11)	Incorporated by reference to the Company’s definitive proxy statement filed on April 11, 2001.

(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.

(13)	Incorporated by reference to the Company’s Form S-3 (No. 333-69614), as amended.

(14)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584).

(15)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on January 4, 2002.

(17)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2003.

(18)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(19)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.