Form 10-Q
period 2004-03-31
ARADIGM CORP
filed 2004-05-14
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-28402

Aradigm Corporation

(Exact name of registrant as specified in its charter)

California	94-3133088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	63,539,370
(Class)	(Outstanding at April 30, 2004)

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands, except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$18,309	$18,327
Short-term investments	7,048	11,443
Receivables	28	140
Current portion of notes receivable from officers and employees	125	104
Prepaid expenses and other current assets	1,468	1,910

Total current assets	26,978	31,924
Property and equipment, net	61,503	62,612
Noncurrent portion of notes receivable from officers and employees	259	294
Other assets	461	388

Total assets	$89,201	$95,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,612	$885
Accrued clinical and cost of other studies	149	149
Accrued compensation	2,849	2,021
Deferred revenue	7,796	7,891
Current portion of capital lease obligations	216	427
Other accrued liabilities	1,036	843

Total current liabilities	13,658	12,216
Noncurrent portion of deferred revenue	4,681	5,040
Noncurrent portion of deferred rent	1,563	1,323
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at March 31, 2004 and December 31, 2003; liquidation preference of $37,380 at March 31, 2004 and December 31, 2003	23,669	23,669

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands, except shares data)
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 63,036,410 at March 31, 2004 and 62,751,196 at December 31, 2003	268,781	268,406
Accumulated deficit	(223,151)	(215,436)

Total shareholders’ equity	45,630	52,970

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$89,201	$95,218

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2004 — $6,610; 2003 — $7,569)	$6,643	$7,690

Operating expenses:
Research and development	11,887	12,999
General and administrative	2,536	2,669

Total operating expenses	14,423	15,668

Loss from operations	(7,780)	(7,978)
Interest income	66	108
Interest expense and other	(10)	(56)

Net loss	$(7,724)	$(7,926)

Basic and diluted net loss per share	$(0.12)	$(0.22)

Shares used in computing basic and diluted net loss per share	62,942	35,601

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,724)	$(7,926)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,374	1,592
Issuance of warrants and common stock for services	70	5
Changes in operating assets and liabilities:
Receivables	113	203
Other current assets	441	(283)
Other assets	(73)	5
Accounts payable	727	(507)
Accrued compensation	828	780
Other accrued liabilities	194	251
Deferred rent	239	54
Deferred revenue	(454)	(1,569)

Net cash used in operating activities	(4,265)	(7,395)

Cash flows from investing activities:
Capital expenditures	(264)	(1,280)
Purchases of available-for-sale investments	(2,518)	—
Proceeds from maturities of available-for-sale investments	6,922	237

Net cash provided (used) in investing activities	4,140	(1,043)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	305	14,233
Notes receivable from officers and employees	13	(147)
Payments on capital lease obligations and equipment loans	(211)	(620)

Net cash provided by financing activities	107	13,466

Net (decrease) increase in cash and cash equivalents	(18)	5,028

	Three months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Cash and cash equivalents at beginning of period	18,327	22,800

Cash and cash equivalents at end of period	$18,309	$27,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$55

Non-cash investing and financing activities:
Issuance of options and warrants to purchase common stock for services	$70	$5
Issuance of warrants in conjunction with private placement of common stock	$—	$2,469

See accompanying notes.

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2004

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

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

     The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Summary of Significant Accounting Policies

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred Stock Compensation” in the Balance Sheet and amortized as a charge over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss applicable to common shareholders — as reported	$(7,724)	$(7,926)
Add:
Stock-based employee compensation expense included in reported net loss	—	5

	Three Months Ended
	March 31, 2004	March 31, 2003
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,104)	(1,556)
Pro forma net loss applicable to common shareholders	$(8,828)	$(9,477)
Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.12)	$(0.22)
Pro forma	$(0.14)	$(0.27)

     The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using the Black-Scholes option pricing model. The value of options and warrants are periodically remeasured over their vesting terms.

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

     In January 2004, holders of warrants to purchase 284,808 shares of common stock elected to exercise the warrants. The Company issued an aggregate of 285,214 shares of common stock in connection with the exercise of options and warrants during the three months ending March 31, 2004.

     In January 2004, we amended the operating lease for one of our facilities. Effective January 1, 2004, the new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. In consideration for the amended lease agreement, we replaced warrants to purchase 135,000 shares of common stock at prices ranging from $10.16 to $21.72 per share with new warrants to purchase 135,000 shares of common stock at $1.71 per share. The repricing resulted in additional expense of $88,000 that we will amortize on a straight-line basis over the remaining life of the lease.

4.	Related Party

     Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties, and in addition to being the Company’s primary revenue source, own approximately 11.4% of the Company’s total outstanding common stock (on an as-converted basis) at March 31, 2004.

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

Overview

     Since our inception in 1991, we have been engaged in the development of innovative drug delivery systems. Beginning with our AERx pulmonary delivery system and more recently with the Intraject subcutaneous delivery technology acquired in May 2003 from Weston Medical, we are building a solid platform in needle-free drug delivery. As of March 31, 2004, we had an accumulated deficit of $223 million. We have never been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

     We have performed initial feasibility work on a number of compounds with the AERx system and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners. We currently have an agreement pursuant to which we are developing pulmonary delivery systems with Novo Nordisk A/S, to manage diabetes using insulin.

     We expect to perform various studies evaluating our Intraject subcutaneous delivery platform following the completion of clinical performance verification trials scheduled for later this year. While Aradigm will be actively engaging partners for discussions on Intraject, we believe that it is unlikely that a new commercial deal for Intraject will be signed until the clinical verification trial is completed and presented to potential partners later this year. In some cases, a partnership may not be disclosed until a long-term development agreement has been established.

     Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on supporting our partner in the existing and planned additional Phase 3 clinical trials that will be needed for their regulatory submission and commercial scale-up activities. In April 2004, we and Novo Nordisk announced results from a planned interim analysis of the initial phase 3 trial. Although the results showed that the trial met its primary safety and efficacy endpoints, the analysis showed delayed post-meal plasma glucose suppression in type 1 diabetics using the AERx system. Because of the unexpected nature of these observations, Novo Nordisk has decided to amend the current trial protocol to conclude the study in advance of the planned 24 months of patient exposure. Novo Nordisk will make decisions concerning the structure and timing of additional clinical trials after these observations have been fully assessed.

     The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the three months ended March 31, 2004, this partner-funded program has contributed approximately 99.5% of our total contract revenues. At March 31, 2004, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., own approximately 11.4% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

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

Results of Operations

     Three Months Ended March 31, 2004 and 2003

     Contract and License Revenues: Contract revenues for the three months ended March 31, 2004 decreased to $6.6 million from $7.7 million for the same period in 2003. Revenue from Novo Nordisk was

$6.6 million for the three months ended March 31, 2004 compared to $7.6 million for the same period in 2003. The decrease in contract and license revenues was attributable to relatively higher reimbursement in 2003 from Novo Nordisk for clinical supply and product development activities for the ongoing Phase 3 clinical program and completion of other projects funded in 2003. Costs associated with collaborative agreements are included in research and development expenses. We expect that the revenue from Novo Nordisk may trend downward at a modest pace in subsequent quarter(s) due to the expected level of activity in support of the ongoing Phase 3 clinical program, offset by increases in other development efforts.

     Research and Development Expenses: Research and development expenses for the three months ended March 31, 2004 decreased to $11.9 million from $13.0 million for the same period in 2003. The decrease in research and development expenses was primarily associated with cost savings efforts, reduction of non-funded projects, a decrease in depreciation expense, and reduction of research and development efforts on non-Novo projects.

     These expenses represent proprietary research expenses as well as costs related to contract revenues. Such costs primarily include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations, initiate commercial manufacturing of the AERx systems, and increase ongoing development efforts of the Intraject system. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses: General and administrative expenses were $2.5 million for the three months ended March 31, 2004 and $2.7 million for the same period in 2003. The decrease was primarily due to lower building maintenance and utilities expenses.

     Interest Income: Interest income for the three months ended March 31, 2004 decreased to $66,000 from $108,000 for the same period in 2003. The decrease is due to lower average investment portfolio balances and lower yields.

     Interest Expense and Other: Interest expense for the three months ended March 31, 2004 decreased to $10,000 from $56,000 for the same period in 2003. The decrease is primarily due to a reduction in outstanding capital lease and equipment loan balances under various equipment leases.

     Net Loss: Net loss for the three months ended March 31, 2004 of $7.7 million was lower compared to the $7.9 million net loss for the same period in 2003 due to lower outside services expenses and cost savings made in other operating expenses.

     Earnings per Share: Net loss per share for the three months ended March 31, 2004 of $0.12 per share was substantially lower compared to the $0.22 net loss per share for the same period in 2003 due to the increase in the weighted average number of shares of common stock outstanding from 35.6 million for the three months ended March 31, 2003 compared to 62.9 million for the same period in 2004 resulting from equity financing activities in 2003, conversion of redeemable convertible preferred stock in 2003 and exercises of warrants in 2003 and 2004.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of March 31, 2004, we had cash, cash equivalents and short-term investments of approximately $25.4 million.

     In January 2004, we received net proceeds of approximately $305,000 and issued an aggregate of 284,808 shares of common stock in connection with the exercise of warrants by certain investors.

     Net cash used in operating activities for the three months ended March 31, 2004 decreased to $4.3 million from $7.4 million for the same period in 2003. As the net loss for the two periods was similar, the significant decline in net cash used in operating activities was primarily the result of the timing of cash payment activity. Specifically, reduced prepayments made on lease obligations significantly reduced the prepaid component of other current assets and higher accounts payable for prototype materials and legal costs increased the accounts payable balance at the end of the first quarter of 2004. Additionally, the amortization of deferred revenue decreased due to an extension in the estimated life of the milestone payments and the timing of cash provided by Novo Nordisk for future program activities.

     Investing activities for the three months ended March 31, 2004 provided cash of $4.1 million in contrast to the use of cash of $1.0 million for the same period in 2003. The net increase in cash provided by investing activities is primarily due to lower capital expenditures and cash provided of $4.4 million due to net proceeds received from the sales of investments and short-term securities. Capital expenditures for the three months ended March 31, 2004 were $264,000 compared to $1.3 million for the same period in 2003. Higher capital expenditures in 2003 related to the acquisition of manufacturing production equipment for commercial production.

     Net cash provided by financing activities for the three months ended March 31, 2004 was $107,000 compared to net cash provided of $13.5 million for the same period in 2003. Cash provided by financing activities for the same period in 2003 was higher primarily due to the completion of a private placement financing in March 2003.

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

     We continue to review our planned operations through the end of 2004 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2004 not to exceed $8.0 million. In January 2004, we amended the operating lease for one of our facilities. Effective January 1, 2004, the new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. We believe that our existing cash balances at March 31, 2004, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months. There can be no assurance that our funding commitments from corporate development partners will not be amended or terminated, and if they are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

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

     As of March 31, 2004, we had cash, cash equivalents and short-term investments of $25.4 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

Changes in Internal Controls

     There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

          We filed a Current Report on Form 8-K dated February 11, 2004 to furnish a press release in which we announced our financial results for the fourth fiscal quarter and the fiscal year ended December 31, 2003.

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

Dated: May 14, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.