Form 10-Q
period 2004-07-31
ARADIGM CORP
filed 2004-08-13
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

Or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-28402

Aradigm Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3133088 (I.R.S. Employer Identification No.)

3929 Point Eden Way
Hayward, CA 94545
(Address of principal executive offices including zip code)
(510) 265-9000
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value (Class)	63,564,493 (Outstanding at July 31, 2004)

ARADIGM CORPORATION
INDEX

		Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets
	At June 30, 2004 and December 31, 2003 (unaudited)	2
	Condensed Statements of Operations
	Three months ended June 30, 2004 and 2003 (unaudited)	3
	Six months ended June 30, 2004 and 2003 (unaudited)	4
	Statements of Cash Flows
	Six months ended June 30, 2004 and 2003 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	12
ITEM 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	13
ITEM 5.	Other Information	13
ITEM 6.	Exhibits and Reports on Form 8-K	14
Signatures
Index to Exhibits
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)	(Note 1)
	(In thousands, except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$10,591	$18,327
Short-term investments	8,332	11,443
Receivables	135	140
Current portion of notes receivable from officers and employees	61	104
Prepaid expenses and other current assets	1,739	1,910

Total current assets	20,858	31,924
Property and equipment, net	60,628	62,612
Noncurrent portion of notes receivable from officers and employees	249	294
Other assets	454	388

Total assets	$82,189	$95,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005	$885
Accrued clinical and cost of other studies	216	149
Accrued compensation	3,588	2,021
Deferred revenue	8,104	7,891
Current portion of capital lease obligations	—	427
Other accrued liabilities	745	843

Total current liabilities	13,658	12,216
Noncurrent portion of deferred revenue	4,576	5,040
Noncurrent portion of deferred rent	1,656	1,323
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at June 30, 2004 and at December 31, 2003; liquidation preference of $37,380 at June 30, 2004 and at December 31, 2003	23,669	23,669
Shareholders’ equity:
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; issued and outstanding shares: 63,564,493 at June 30, 2004 and 62,751,196 at December 31, 2003	269,267	268,406

Accumulated deficit	(230,637)	(215,436)

Total shareholders’ equity	38,630	52,970

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$82,189	$95,218

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2004	2003

	(Unaudited) (In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2004 — $7,006; 2003 — $9,255)	$7,078	$9,378

Operating expenses:
Research and development	11,412	14,001
General and administrative	3,167	2,844

Total operating expenses	14,579	16,845

Loss from operations	(7,501)	(7,467)

Interest income	49	86
Interest expense	(5)	(39)

Net loss	$(7,457)	$(7,420)

Basic and diluted net loss per share	$(0.12)	$(0.15)

Shares used in computing basic and diluted net loss per share	63,531	51,144

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

	2004	2003

	(Unaudited) (In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2004 — $13,616; 2003 — $16,824	$13,721	$17,068

Operating expenses:
Research and development	23,299	27,000
General and administrative	5,703	5,513

Total operating expenses	29,002	32,513

Loss from operations	(15,281)	(15,445)

Interest income	115	194
Interest expense	(15)	(95)

Net loss	$(15,181)	$(15,346)

Basic and diluted net loss per share:
Net loss per share	$(0.24)	$(0.35)

Shares used in computing basic and diluted net loss per share	63,238	43,440

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003

	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(15,181)	$(15,346)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,576	3,177
Loss on disposal of fixed assets	257	—
Issuance of warrants and common stock for services	75	10
Changes in operating assets and liabilities:
Receivables	5	115
Prepaid expenses and other current assets	171	81
Other assets	(66)	10
Accounts payable	120	(941)
Accrued compensation	1,567	1,173
Other accrued liabilities	(30)	157
Deferred rent	332	108
Deferred revenue	(251)	(2,801)

Net cash used in operating activities	(10,425)	(14,257)

Cash flows from investing activities:
Capital expenditures	(849)	(2,488)
Sale (purchase) of available-for-sale investments	(6,376)	(1,663)
Proceeds from maturities of available-for-sale investments	9,468	4,792

Net cash provided by investing activities	2,243	641

Cash flows from financing activities:
Proceeds from issuance of common stock, net	481	16,560
Proceeds from exercise of options and warrants for common stock	305	—
Notes receivable from officers	87	(165)
Payments on lease obligations and equipment loans	(427)	(1,185)

Net cash provided by financing activities	446	15,208

Net increase (decrease) in cash and cash equivalents	(7,736)	1,592
Cash and cash equivalents at beginning of period	18,327	22,800

Cash and cash equivalents at end of period	$10,591	$24,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$95

Non-cash investing and financing activities:
Issuance of common stock through conversion of Series A preferred stock	$—	$3,165
Issuance of warrants in conjunction with private placement of common stock	$—	$2,469
Issuance of warrants and options to purchase common stock for services	$75	$10

See accompanying notes.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2004

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

2. Summary of Significant Accounting Policies

       Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred Stock Compensation” in the Balance Sheet and amortized as a charge over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure,” the Company has provided below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders — as reported	$ (7,457)	$ (7,420)	$ (15,181)	$(15,346)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	$ (1,299)	$ (1,327)	$ (2,403)	$ (2,883)

Pro forma net loss applicable to common shareholders	$ (8,756)	$ (8,747)	$ (17,584)	$(18,229)
Basic and diluted net loss per share:
As reported	$ (0.12)	$ (0.15)	$ (0.24)	$ (0.35)
Pro forma	$ (0.14)	$ (0.17)	$ (0.28)	$ (0.42)

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

3. Shareholders’ Equity

        In January and April 2004, holders of warrants to purchase 455,693 shares of common stock elected to exercise the warrants, either with cash or by operation of cashless exercise provisions contained in the warrants. The Company issued an aggregate of 371,002 shares of common stock in connection with the exercise of these warrants, 406 shares of common stock in connection with the exercise of options, and 441,889 shares of common stock under the Employee Stock Purchase Plan during the six months ending June 30, 2004.

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

4. Related Party

        Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at June 30, 2004 own approximately 11.3% of the Company’s total outstanding common stock (on an as-converted basis).

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

Overview

        Since our inception in 1991, we have been engaged in the development of innovative drug delivery systems. Beginning with our AERx pulmonary delivery system and more recently with the Intraject subcutaneous delivery technology acquired in May 2003 from Weston Medical, we are building a solid platform in needle-free drug delivery. As of June 30, 2004, we had an accumulated deficit of $231 million. We have never been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

        We expect to perform various studies evaluating our Intraject subcutaneous delivery platform following the completion of clinical performance verification trials scheduled for later this year. While Aradigm will be actively engaging partners for discussions on Intraject, we believe that it is unlikely that a new commercial agreement for Intraject will be signed until the clinical verification trial is completed and presented to potential partners later this year. In some cases, a partnership may not be disclosed until a long-term development agreement has been established.

        Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on supporting our partner in the existing and planned additional Phase 3 clinical trials that will be needed for their regulatory submission and commercial scale-up activities. In April 2004, Novo Nordisk and we announced results from a planned interim analysis of the initial Phase 3 trial. Although the results showed that the trial met its primary safety and efficacy endpoints, the analysis showed delayed post-meal plasma glucose suppression in type 1 diabetics using the AERx system. Because of the unexpected nature of these observations, Novo Nordisk has decided to amend the current trial protocol. Novo Nordisk will make decisions concerning the structure and timing of additional clinical trials after these observations have been fully assessed.

        The collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to us as we achieve certain significant milestones. We also expect to receive royalties from this development partner based on revenues from product sales and to receive revenue from the manufacturing of unit dose packets and hand-held devices. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the six months ended June 30, 2004, this partner-funded program has contributed approximately 99.2% of our total contract revenues. At June 30, 2004, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., own approximately 11.3% of our total outstanding common stock (on an as-converted basis) and are considered a related party.

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

Three Months Ended June 30, 2004 and 2003

        Contract and License Revenues: Contract revenues for the three months ended June 30, 2004 decreased to $7.1 million from $9.4 million for the same period in 2003. Revenue from Novo Nordisk was $7.0 million for the three months ended June 30, 2004 and $9.3 million for the same period in 2003. Clinical supply and product development activities for the ongoing Phase 3 clinical program with Novo Nordisk were higher for the same period in 2003 and are decreasing as the program matures. Costs associated with collaborative agreements are included in research and development expenses. The Company expects that the revenue from Novo Nordisk may trend down over the coming quarters due to the expected level of activity in support of the ongoing Phase 3 clinical program.

        Research and Development Expenses: Research and development expenses for the three months ended June 30, 2004 decreased to $11.4 million from $14.0 million for the same period in 2003. The decrease in research and development expenses is due to the decrease in Novo Nordisk program activities and continued cost saving efforts.

        These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations, increase development expense to support Intraject subcutaneous delivery technology, and initiate commercial manufacturing of the AERx systems. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.

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

        General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2004 increased by 11.4% to $3.2 million from $2.8 million for the same period in 2003 due to an increase in cost associated with increased marketing and legal expenses, which were slightly offset by lower depreciation.

        Interest Income: Interest income for the three months ended June 30, 2004 decreased to $49,000 from $86,000 for the same period in 2003. The decrease is due to lower average investment portfolio balances and lower yields.

        Interest Expense: Interest expense for the three months ended June 30, 2004 decreased to $5,000 from $39,000 for the same period in 2003. The decrease is primarily due to the pay off of the outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

        Net Loss: Net loss for the three months ended June 30, 2004 increased by 0.5% to $7.5 million from $7.4 million for the same period in 2003, reflecting lower Novo Nordisk contract revenues and primarily offset by reduced associated development expense.

Six Months Ended June 30, 2004 and 2003

        Contract Revenues: Contract revenues for the six months ended June 30, 2004 decreased by 19.6% to $13.7 million from $17.1 million for the same period in 2003. Revenue from Novo Nordisk was $13.6 million for the six months ended June 30, 2004 and $16.8 million for the same period in 2003. The decrease in revenue is related to lower budgeted Novo Nordisk activities for clinical supply and product development activities for the ongoing phase 3 clinical program and by lower revenue from other funded programs. Costs associated with collaborative agreements are included in research and development expenses. The Company expects that the revenue from Novo Nordisk may trend down over the coming quarter(s) due to the expected level of activity in support of the ongoing phase 3 clinical program.

        Research and Development Expenses: Research and development expenses for the six months ended June 30, 2004 decreased to $23.3 million from $27.0 million for the same period in 2003. The decrease in research and development expenses is due to the decrease in Novo Nordisk program activities and continued cost saving efforts.

        General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2004 increased by 3.5% to $5.7 million from $5.5 million for the same period in 2003. The increase is primarily due to higher marketing, insurance, legal and consulting costs.

        Interest Income: Interest income for the six months ended June 30, 2004 decreased to $115,000 from $194,000 for the same period in 2003. The decrease is due to lower invested balances.

        Interest Expense: Interest expense for the six months ended June 30, 2004 decreased to $15,000 from $95,000 for the same period in 2003. The decrease is primarily due to the pay off of the outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

        Net Loss: Net loss for the six months ended June 30, 2004 decreased to $15.2 million from $15.3 million for the same period in 2003 reflecting lower Novo Nordisk contract revenues and primarily offset by reduced associated development expense.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of June 30, 2004, we had cash, cash equivalents and short-term investments of approximately $18.9 million.

        In January and April 2004, the Company received net proceeds of approximately $786,000 and issued an aggregate of 813,297 shares of Common Stock in connection with the exercise of options and warrants, and the sale of common stock under the Employee Stock Purchase Plan.

        Net cash used in operating activities for the six months ended June 30, 2004 decreased to $10.4 million from $14.3 million for the same period in 2003. As the net loss for the two periods was similar, the significant decline in net cash used in operating activities was primarily the result of the timing of cash payments and receipts for accounts payable and deferred revenue. The accounts payable balance at the end of the second quarter of 2004 was lower than in 2003 due to lower research and development activities. The amortization of deferred revenue decreased in 2004 relative to 2003 due to the significantly higher deferred balance held at year-end 2003 that was recognized as revenue in the first six months of 2004.

        Investing activities for the six months ended June 30, 2004 provided cash of $2.2 million, compared to $0.6 million for the same period in 2003. Higher capital expenditures in 2003 related to the acquisition of certain assets and the intellectual property of related Intraject subcutaneous delivery technology from Weston Medical Group.

        Net cash provided by financing activities for the six months ended June 30, 2004 was $0.4 million, compared to $15.2 million for the same period in 2003. Net cash provided in the six months ended June 30, 2003 was higher as a result of the completion of a private placement financing in March 2003.

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

        We continue to review our planned operations through the end of 2004 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2004 will be from $5.0 to $8.0 million. In January 2004, we amended the operating lease for one of our facilities. Effective January 1, 2004, the new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. We believe that our existing cash balances at June 30, 2004, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months. There can be no assurance that our funding commitments from corporate development partners will not be amended or terminated, and if they are amended or terminated, we will need to obtain additional sources of capital sooner than would otherwise be the case.

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

        As of June 30, 2004, we had cash, cash equivalents and short-term investments of $18.9 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders of Aradigm Corporation was held on May 20, 2004.

        (b) Frank H. Barker, Stan M. Benson, Igor Gonda, Stephen O. Jaeger, John M. Nehra, Wayne I. Roe, Richard P. Thompson and Virgil D. Thompson, were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

        (c) The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

(1a) The election of Frank H. Barker as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For:	52,627,276
	Withheld:	1,697,513

(1b) The election of Stan M. Benson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,686,256 1,638,533

(1c) The election of Igor Gonda as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,697,958 1,626,831

(1d) The election of Stephen O. Jaeger as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,564,918 1,759,871

(1e) The election of John M. Nehra as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,663,854 1,660,935

(1f) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,629,756 1,695,033

(1g) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,670,520 1,654,269

(1h) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	52,611,954 1,712,835

(2) Proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000:	For: Against: Abstain:	52,328,415 1,916,505 79,869

(3) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004:	For: Against: Abstain:	53,929,761 323,118 71,910

Item 5. Other Information

        On July 26, 2004 we received a letter from the Nasdaq informing us that we were not in compliance with the Nasdaq minimum bid price requirement. Our common stock is currently listed on the Nasdaq National Market and, since June 10, 2004, has had a closing bid price of less than $1.00. Pursuant to the

Nasdaq’s minimum bid price requirement, our common stock could be de-listed from the Nasdaq National Market as a result of trading below $1.00 for 30 consecutive trading days and not trading above $1.00 for 10 consecutive days within the next 180 calendar days. We have until January 24, 2005 to regain compliance with this requirement. If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market, our common stock could trade on the Nasdaq Small Cap Market, the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

3.7	—	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.8	—	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock of the Company.
31.1	—	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 10, 2004 to furnish a press release in which we announced our financial results for the first quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION
(Registrant)

/s/ V. BRYAN LAWLIS

V. Bryan Lawlis
President and Chief Executive Officer

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: August 13, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

3.7	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.8	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock of the Company.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.