Form 10-Q
period 2004-09-30
ARADIGM CORP
filed 2004-11-15
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	63,962,335
(Class)	(Outstanding at October 31, 2004)

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ARADIGM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands, except shares data)
ASSETS
Current assets:
Cash and cash equivalents	$6,657	$18,327
Short-term investments	6,449	11,443
Receivables	72	140
Current portion of notes receivable from officers and employees	77	104
Prepaid expenses and other current assets	2,142	1,910

Total current assets	15,397	31,924
Property and equipment, net	60,387	62,612
Noncurrent portion of notes receivable from officers and employees	259	294
Other assets	447	388

Total assets	$76,490	$95,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$885
Accrued clinical and cost of other studies	363	149
Accrued compensation	4,573	2,021
Deferred revenue	8,818	7,891
Current portion of capital lease obligations	—	427
Other accrued liabilities	1,299	843

Total current liabilities	16,387	12,216
Noncurrent portion of deferred revenue	4,271	5,040
Noncurrent portion of deferred rent	1,749	1,323
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at September 30, 2004 and at December 31, 2003; liquidation preference of $37,380 at September 30, 2004 and at December 31, 2003	23,669	23,669
Shareholders’ equity:
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; issued and outstanding shares: 63,564,493 at September 30, 2004 and 62,751,196 at December 31, 2003	269,270	268,406
Accumulated deficit	(238,856)	(215,436)

Total shareholders’ equity	30,414	52,970

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$76,490	$95,218

See accompanying notes.

ARADIGM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2004 — $5,918; 2003 — $9,840)	$6,352	$9,843

Operating expenses:
Research and development	11,407	11,988
General and administrative	3,217	2,428

Total operating expenses	14,624	14,416

Loss from operations	(8,272)	(4,573)
Interest income	45	68
Interest expense	(3)	(27)

Net loss	$(8,230)	$(4,532)

Basic and diluted net loss per share	$(0.13)	$(0.08)

Shares used in computing basic and diluted net loss per share	63,564	54,263

See accompanying notes.

ARADIGM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2004 — $19,534; 2003 — $26,664)	$20,073	$26,911

Operating expenses:
Research and development	34,706	38,988
General and administrative	8,920	7,941

Total operating expenses	43,626	46,929

Loss from operations	(23,553)	(20,018)
Interest income	160	262
Interest expense	(18)	(122)

Net loss	$(23,411)	$(19,878)

Basic and diluted net loss per share:
Net loss per share	$(0.37)	$(0.42)

Shares used in computing basic and diluted net loss per share	63,350	47,088

See accompanying notes.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,411)	$(19,878)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,240	4,646
Loss on disposal of fixed assets	257	—
Issuance of warrants and common stock for services	78	14
Changes in operating assets and liabilities:
Receivables	68	(8,677)
Prepaid expenses and other current assets	(232)	(244)
Other assets	(59)	16
Accounts payable	449	(805)
Accrued compensation	2,552	1,680
Other accrued liabilities	670	264
Deferred rent	426	161
Deferred revenue	158	(3,788)

Net cash used in operating activities	(15,804)	(26,611)

Cash flows from investing activities:
Capital expenditures	(1,272)	(5,298)
Sale (purchase) of available-for-sale investments	(6,376)	1,417
Proceeds from maturities of available-for-sale investments	11,361	4,597

Net cash provided by investing activities	3,713	716

Cash flows from financing activities:
Proceeds from issuance of common stock, net	481	16,557
Proceeds from exercise of options and warrants for common stock	305	—
Notes receivable from officers	62	(151)
Payments on lease obligations and equipment loans	(427)	(1,605)

Net cash provided by financing activities	421	14,801

Net decrease in cash and cash equivalents	(11,670)	(11,094)
Cash and cash equivalents at beginning of period	18,327	22,800

Cash and cash equivalents at end of period	$6,657	$11,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$122

Non-cash investing and financing activities:
Issuance of common stock through conversion of Series A preferred stock	$—	$6,995
Issuance of warrants in conjunction with private placement of common stock	$—	$2,469
Issuance of warrants and options to purchase common stock for services	$78	$14

See accompanying notes.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2004

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders — as reported	$(8,230)	$(4,532)	$(23,411)	$(19,878)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	$(827)	$(1,319)	$(3,230)	$(4,230)

Pro forma net loss applicable to common shareholders	$(9,057)	$(5,851)	$(26,641)	$(24,108)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.13)	$(0.08)	$(0.37)	$(0.42)
Pro forma	$(0.14)	$(0.11)	$(0.42)	$(0.51)

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

3. Shareholders’ Equity

     In January and April 2004, holders of warrants to purchase 455,693 shares of common stock elected to exercise the warrants, either with cash or by operation of cashless exercise provisions contained in the warrants. The Company issued an aggregate of 371,002 shares of common stock in connection with the exercise of these warrants, 406 shares of common stock in connection with the exercise of options, and 441,889 shares of common stock under the Employee Stock Purchase Plan during the nine months ending September 30, 2004.

     In January 2004, the Company amended the operating lease for one of its facilities. Effective January 1, 2004, the new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. In consideration for the amended lease agreement, the Company replaced warrants to purchase 135,000 shares of common stock at prices ranging from $10.16 to $21.72 per share with new warrants to purchase 135,000 shares of common stock at $1.71 per share. The repricing resulted in additional expense of $88,000 that is being amortized on a straight-line basis over the remaining life of the lease.

4. Related Party

     Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at September 30, 2004 own approximately 11.3% of the Company’s total outstanding common stock (on an as-converted basis). Contract revenue from Novo Nordisk represent 93.2% and 97.3% of total contract revenue for the three months and the nine months ended September 30, 2004, respectively. Contract revenue from Novo Nordisk was 99.9% and 99.1% of total contract revenue for the three months and the nine months ended September 30, 2003, respectively.

     In September 2004, we announced an expansion and restructuring of our original licensing agreement with Novo Nordisk for the AERx insulin program. As part of this agreement, we will receive approximately $55 million dollars in cash, based on the net book value of the assets being transferred to Novo Nordisk Delivery Technologies, an affiliate of Novo Nordisk, which will be adjusted for depreciation of the assets from June 30, 2004, the date of the initial valuation for this purpose, up to the date of closing. As of September 30, 2004, the assets being transferred had a net book value of $54.4 million dollars. The Closing is subject to the fulfillment of closing conditions, including approval by our shareholders, regulatory approvals, the agreement by a substantial number of our employees to transfer their employment and services to Novo Nordisk Delivery Technologies and the receipt of third-party consents to assignment.

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

Overview

     Since our inception in 1991, we have been engaged in the development of innovative drug delivery systems. Beginning with our AERx pulmonary delivery system and more recently with the Intraject subcutaneous delivery technology acquired in May 2003 from Weston Medical, we are building a solid platform in needle-free drug delivery. As of September 30, 2004, we had an accumulated deficit of approximately $239 million. We have never been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings, equipment lease financings, contract revenues and interest earned on investments.

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

     Our lead development program is developing pulmonary delivery systems to manage diabetes using insulin with our partner Novo Nordisk. Since Novo Nordisk and we successfully initiated Phase 3 clinical trials in September 2002, we have been focused on supporting our partner in the existing and planned additional Phase 3 clinical trials that will be needed for their regulatory submission and commercial scale-up activities. In April 2004, Novo Nordisk and we announced results from a planned interim analysis of the initial Phase 3 trial. Although the results showed that the trial met its primary safety and efficacy endpoints, the analysis showed delayed post-meal plasma glucose suppression in Type 1 diabetics using the AERx system. Because of the unexpected nature of these observations, Novo Nordisk decided to amend the current trial protocol. Novo Nordisk will make decisions concerning the structure and timing of additional clinical trials.

     In September 2004, we announced an expansion and restructuring of our original licensing agreement with Novo Nordisk for the AERx insulin program. As part of this agreement, we will receive approximately $55 million dollars in cash, based on the net book value of the assets being transferred to Novo Nordisk Delivery Technologies, an affiliate of Novo Nordisk, which will be adjusted for depreciation of the assets from June 30,

2004, the date of the initial valuation for this purpose, up to the date of closing. As of September 30, 2004, the assets being transferred had a net book value of $54.4 million dollars. The Closing is subject to the fulfillment of closing conditions, including approval by our shareholders, regulatory approvals, the agreement by a substantial number of our employees to transfer their employment and services to Novo Nordisk Delivery Technologies and the receipt of third-party consents to assignment. Following the close of the transaction, Novo Nordisk will be responsible for all future clinical and commercial manufacturing and development of the program. We expect to receive future royalties on the commercialized product which will amount to approximately 75% of the original royalty stream. As we will no longer participate in the development program, we will not be entitled to future milestone as such payments were tied to development and regulatory timelines. Going forward we will work with Novo Nordisk as a contract organization in manufacturing AERx devices and dosage forms for use in our other programs. This transaction is subject to approval by Aradigm shareholders at a special meeting to be scheduled. We expect the transaction to close by the end of the year.

     We have filed a preliminary proxy statement with the SEC relating to the special meeting of our shareholders related to the proposed transactions with Novo Nordisk. At the special meeting our shareholders will also be asked to approve an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split pursuant to which any whole number of outstanding shares between and including two and seven (such number to be selected by our Board) would be combined into one share of our common stock.

     The existing collaborative agreement with Novo Nordisk provides for reimbursement of research and development expenses as well as additional payments to Aradigm as we achieve certain significant milestones. We recognize revenues under the terms of our collaborative agreement as the research and development expenses are incurred, to the extent they are reimbursable. For the nine months ended September 30, 2004, this partner-funded program has contributed approximately 97.3% of our total contract revenues. At September 30, 2004, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., own approximately 11.3% of our total outstanding common stock (on an as-converted basis) and are considered related parties.

     Recently, we completed a clinical performance verification trial of our Intraject subcutaneous delivery system. Based on the positive results from this trial that showed that the system met performance and reliability endpoints, we will be presenting this configuration to potential partners and investigating self-funded opportunities in the near future.

     With respect to new development partners and new applications for our delivery systems, in general, it is our policy not to disclose the partner and/or the drug until a long-term development agreement has been established; both parties agree to highlight a clinical advancement in the program or under special circumstances in which both parties agree to disclosure.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing stock options and warrants. Actual results could differ from these estimates.

Three Months Ended September 30, 2004 and 2003

     Contract and License Revenues: Contract revenues for the three months ended September 30, 2004 decreased to $6.4 million from $9.8 million for the same period in 2003. Revenue from Novo Nordisk was $5.9 million for the three months ended September 30, 2004 and $9.8 million for the same period in 2003. Clinical supply and product development activities for the ongoing Phase 3 clinical program with Novo Nordisk were higher for the same period in 2003 and are decreasing as the program matures. Costs associated with collaborative agreements are included in research and development expenses. The Company expects that the revenue from Novo Nordisk may increase in the fourth quarter of 2004 over the third quarter.

     Research and Development Expenses: Research and development expenses for the three months ended September 30, 2004 decreased to $11.4 million from $12.0 million for the same period in 2003. The decrease in research and development expenses is due to the decrease in Novo Nordisk program activities and continued cost saving efforts off-set by increased spending on Intraject and other self-funded projects.

     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes. We expect research and development spending to increase over the next few years as we continue to expand our development activities to support current and potential future collaborations, increase development expense to support Intraject subcutaneous delivery technology. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.

     General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2004 increased by 33.3% to $3.2 million from $2.4 million for the same period in 2003 due primarily to cost associated with the restructuring agreement with Novo Nordisk in 2004.

     Interest Income: Interest income for the three months ended September 30, 2004 decreased to $45,000 from $68,000 for the same period in 2003. The decrease is due to lower average investment portfolio balances.

     Interest Expense: Interest expense for the three months ended September 30, 2004 decreased to $3,000 from $27,000 for the same period in 2003. The decrease is primarily due to the repayment of the outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the three months ended September 30, 2004 increased by 82% to $8.2 million from $4.5 million for the same period in 2003, reflecting lower Novo Nordisk contract revenues and increased general and administrative costs.

Nine Months Ended September 30, 2004 and 2003

     Contract Revenues: Contract revenues for the nine months ended September 30, 2004 decreased by 25.4% to $20.1 million from $26.9 million for the same period in 2003. Revenue from Novo Nordisk was $19.5 million for the nine months ended September 30, 2004 and $26.7 million for the same period in 2003. The decrease in revenue is related to lower budgeted Novo Nordisk activities for clinical supply and product development activities for the ongoing phase 3 clinical program. The Company expects that the revenue from Novo Nordisk may increase in the fourth quarter of 2004 over the third quarter.

     Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2004 decreased to $34.7 million from $39.0 million for the same period in 2003. The decrease in research and development expenses is due to the decrease in Novo Nordisk program activities and continued cost saving efforts.

     General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2004 increased by 12.7% to $8.9 million from $7.9 million for the same period in 2003. The increase is primarily due to costs related the restructuring agreement with Novo Nordisk in 2004.

     Interest Income: Interest income for the nine months ended September 30, 2004 decreased to $160,000 from $262,000 for the same period in 2003. The decrease is due to lower invested balances.

     Interest Expense: Interest expense for the nine months ended September 30, 2004 decreased to $18,000 from $122,000 for the same period in 2003. The decrease is primarily due to the repayment of the outstanding capital lease and equipment loan balances under various equipment and lease lines of credit.

     Net Loss: Net loss for the nine months ended September 30, 2004 increased to $23.4 million from $19.9 million for the same period in 2003, reflecting lower Novo Nordisk contract revenues and primarily offset by reduced associated development expense.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through private placements and public offerings of capital stock, proceeds from equipment lease financing, contract revenues and interest earned on investments. As of September 30, 2004, we had cash, cash equivalents and short-term investments of approximately $13.1 million.

     In January and April 2004, the Company received net proceeds of approximately $786,000 and issued an aggregate of 813,297 shares of Common Stock in connection with the exercise of options and warrants, and the sale of common stock under the Employee Stock Purchase Plan.

     On September 28, 2004, the Company entered into a Restructuring Agreement with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. The Restructuring Agreement, subject to certain conditions, provides for the restructuring of the license agreement between the Company and Novo Nordisk to enlarge the license rights of Novo Nordisk to include the right to develop and manufacture the AERx insulin Diabetes Management System (“iDMS”) and other AERx products for use in managing blood glucose levels and, in connection therewith, the sale of certain equipment, leasehold improvements and other tangible assets currently utilized by the Company in the AERx iDMS program to Novo Nordisk Delivery Technologies, for an estimated cash payment of $55 million, based on the net book value of the assets being transferred to Novo Nordisk Delivery Technologies, which will be adjusted for depreciation of the assets from June 30, 2004, the date of the initial valuation for this purpose, up to the date of closing. As of September 30, 2004, the assets being transferred had a net book value of $54.4 million dollars. This transaction is subject to approval by Aradigm shareholders at a special meeting to be scheduled. We expect the transaction to close by the end of the year.

     Net cash used in operating activities for the nine months ended September 30, 2004 decreased to $15.8 million from $26.6 million for the same period in 2003. As the net loss for the two periods was similar, the significant decline in net cash used in operating activities was primarily the result of the timing of cash payments and receipts for accounts receivable, accounts payable, and deferred revenue. Accounts receivable was higher in the third quarter of 2003 due to a bank transaction delay for funds from Novo for the iDMS research advance payment. The accounts payable balance at the end of the third quarter of 2004 was lower than in 2003 due to lower research and development activities. The amortization of deferred revenue decreased in 2004 relative to 2003 due to resource allocation to projects other then AERx.

     Investing activities for the nine months ended September 30, 2004 provided cash of $3.7 million, compared to $0.7 million for the same period in 2003. Higher capital expenditures in 2003 related to the acquisition of certain assets and the intellectual property of related Intraject subcutaneous delivery technology from Weston Medical Group.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $0.4 million, compared to $14.8 million for the same period in 2003. Net cash provided in the nine months ended September 30, 2003 was higher as a result of the completion of a private placement financing in March 2003.

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

     We continue to review our planned operations through the end of 2004 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total annual capital outlays for 2004 will be from $2.0 to $3.0 million. In January 2004, we amended the operating lease for one of our facilities. Effective January 1, 2004, the new agreement reduces the aggregate annual lease payments by $1.1 million through 2006 and increases the aggregate annual payments by $1.1 million from 2007 through 2010. Assuming completion of the pending restructuring of our licensing agreement with Novo Nordisk Delivery Technologies, we believe that our existing cash balances at September 30, 2004, along with the $55 million from the transaction and interest earned on our investments should be sufficient to meet our needs for at least the next 30 months. However, if the restructuring is not completed, we believe that our existing cash balances at September 30, 2004 and existing and potential future funding from corporate development partners and financial institutions should be sufficient to meet our needs for at least the next 12 months. There can be no assurance that funding from corporate development partners or financial institutions can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

     If our development programs, including the Intraject development program, continue to progress, we would expect our cash requirements for capital spending and operations to increase in future periods. We may need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if funds are raised by issuing additional equity securities. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

     As of September 30, 2004, we had cash, cash equivalents and short-term investments of $13.1 million consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Controls

     There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

     On July 26, 2004, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 24, 2005, our common stock would be subject to delisting at that time. Subsequent to the July 26, 2004 letter from Nasdaq, we sustained a closing bid price greater than $1.00 per share for more than 10 consecutive trading days, beginning on September 13, 2004 and we are therefore in compliance with Nasdaq’s minimum bid price requirement.

Item 6. Exhibits

     (a) Exhibits

10.29*	Restructuring Agreement, dated as of September 28, 2004, among Aradigm Corporation, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
President and Chief Executive Officer

/s/ THOMAS C. CHESTERMAN
Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: November 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
10.29*	Restructuring Agreement, dated as of September 28, 2004, among Aradigm Corporation, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has sought confidential treatment for portions of the referenced exhibit.