Form 10-Q/A
period 2004-09-30
ARADIGM CORP
filed 2004-12-23
CIK 1013238

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	63,962,335
(Class)	(Outstanding at October 31, 2004)

ARADIGM CORPORATION
INDEX

Page No.
PART II. OTHER INFORMATION	2
ITEM 6. Exhibits	2
Signatures	3
Index to Exhibits	4
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed solely for the purpose of re-filing Exhibit 10.29 in connection with an application for confidential treatment. Exhibit 10.29 was originally filed with Aradigm’s Quarterly Report on Form 10-Q on November 15, 2004. The redactions to Exhibit 10.29 have been amended in accordance with a revised application for confidential treatment filed separately by Aradigm with the Securities and Exchange Commission. Aradigm has made no further changes to the previously filed quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

10.29*	Restructuring Agreement, dated as of September 28, 2004, among Aradigm Corporation, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has sought confidential treatment for portions of the referenced exhibit.

† Previously filed.

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

/s/ V. Bryan Lawlis V. Bryan Lawlis
President and Chief Executive Officer

/s/ Thomas C. Chesterman Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: December 22, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
10.29*	Restructuring Agreement, dated as of September 28, 2004, among Aradigm Corporation, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has sought confidential treatment for portions of the referenced exhibit.

† Previously filed.

4