Form 10-K
period 2004-12-31
ARADIGM CORP
filed 2005-03-31
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, no par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☐          No ☑
      Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2004: $45,712,582.
      Number of shares of the registrant’s common stock outstanding as of February 28, 2005: 72,297,980.
DOCUMENTS INCORPORATED BY REFERENCE
      (1) Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 2005.

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
Overview
      Aradigm Corporation is a leading developer of innovative needle-free drug delivery systems that enable patients to self-administer liquid drugs that would otherwise be given by injection. Our hand-held AERx technology is designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds through the lung. Our pen-sized, needle-free subcutaneous Intraject system is designed to comfortably and rapidly deliver drugs to the subcutaneous layer of the skin, where it can gain access to the bloodstream. We believe that our non-invasive AERx and Intraject systems, which have been shown in clinical studies to achieve performance equivalent to injection, will be welcome alternatives to injection-based drug delivery. In addition, both of our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches or inhalers, are too slow or imprecise.
      According to Frost and Sullivan, recognized as a global leader in growth consulting, the United States market for biopharmaceuticals is estimated to grow to $40 billion by year-end 2005 with the majority of biopharmaceutical therapies requiring parenteral administration (injection). We believe that many of these molecules could potentially be delivered using the AERx and Intraject platforms.
      During 2004, our company achieved several clinical and strategic milestones related to each of technology platforms. They included:

•	Entering into a restructuring of the license agreement for the AERx insulin Diabetes Management System between Aradigm and Novo Nordisk. The restructuring allows for the sale of assets from Aradigm to Novo Nordisk and shifts responsibility to Novo Nordisk for further development and commercialization of the product. We continue to be entitled to royalties on future sales of the commercialized product.

•	Verifying the final design of our Intraject needle-free system, demonstrating that the system met commercially acceptable parameters and that previous issues encountered prior to the technology’s acquisition have been addressed.

•	Receiving positive clinical results from a pilot pharmacokinetic study (measurement of drug level in the blood) of the Intraject system administering sumatriptan as a potential treatment for migraines, showing bioequivalence to the currently marketed injectable product.

•	Executing a development and licensing agreement with Defense R&D Canada for the development of liposomal ciprofloxacin for the treatment of respiratory infections including biological terrorism-related inhalation anthrax.

Needle-Free Drug Delivery Background
      Today an increasing number of drugs, including nearly all biotech drugs, are delivered by injection. While injections are quick and efficient, they have inherent limitations, including inconvenience, discomfort and risk of infection. These limitations have prompted drug manufacturers to explore alternatives such as improved oral delivery formulations, transdermal technologies, needle-free systems and pulmonary delivery systems. We believe that the non-invasive, patient-friendly attributes of our AERx and Intraject platforms address these limitations.

Pulmonary Delivery
      Due to the natural ability of the lung to transfer molecules into the bloodstream, pulmonary drug delivery systems are now being pursued as an alternative to injection. Pulmonary delivery systems were originally developed to treat lung diseases by depositing aerosolized (fine particles or mists) medication in the large airways of the lung. These aerosols were created in medical devices, such as nebulizers, metered-dose inhalers and dry powder inhalers, for inhalation by the patient. While these systems have been useful in the treatment of diseases such as asthma, they generate a wide range of particle sizes, only a portion of which can reach the targeted lung tissues and which rely heavily on proper patient breathing technique to ensure appropriate delivery.
      Considerable recent research has been devoted to developing a means to create well-defined small-particle aerosols suitable for efficient pulmonary delivery of drugs, either to treat lung diseases or for absorption into the bloodstream for systemic effect. To deliver pharmaceuticals to or through the lungs, drugs must be transformed into an aerosol that can be inhaled by the patient. In order for aerosols to be delivered to the deep lung, the individual particles must be small (three microns or less in diameter) and the velocity of these particles must be low as they pass through the upper airways and into the deep lung. The particle velocity is largely determined by how fast the patient is inhaling. Large or fast-moving particles typically get deposited in the mouth or upper airways, where they cannot be absorbed and may not be effective. Recent advances in dry-powder formulation technology have made possible the creation of smaller particle aerosols suitable for more efficient deep-lung delivery and several companies are developing systems based on this approach. However, most drugs being considered for pulmonary delivery are currently marketed in stable liquid formulations. We believe the extra steps involved in making dry powder formulations of these drugs will make them more difficult and costly to produce than liquid-based formulations. In addition, today’s dry-powder delivery systems under development continue to rely on individual patient breathing technique for the actual drug delivery. It is well documented that the typical patient frequently strays from proper inhalation technique and may not be able to maintain a consistent approach over even moderate periods of time after training. Since precise and reproducible dosing with medications is necessary to ensure safety or therapeutic efficacy, any variability in breathing technique among patients or from dose to dose may negatively impact the effectiveness of the drugs.

Subcutaneous Delivery
      While the concept of subcutaneous, needle-free drug delivery has been around for several decades, early systems were powered by large, complex and expensive air compressors and therefore usually reserved for vaccine applications. Only recently have research and advances in technology produced smaller, more patient-friendly configurations and made subcutaneous, needle-free delivery an attractive and viable option. Data from clinical trials conducted using the Intraject system indicate that the needle-free delivery of drugs to the subcutaneous region of the skin allows for a speed of absorption into the bloodstream equivalent to subcutaneous needle injections. We believe that effective and convenient needle-free delivery could improve patient compliance with prescribed therapy compared with the same therapy delivered with needle injections.
The Aradigm Solution for Pulmonary Delivery

AERx
      Our AERx technology platform is being developed to enable pulmonary delivery of a wide range of pharmaceuticals in liquid formulations for local or systemic effect. Our proprietary AERx technologies focus principally on delivering liquid medications through small-particle aerosol generation and controlling patient-inhalation technique for efficient and reproducible delivery of the aerosol drug to the deep lung. We have developed these proprietary technologies through an integrated approach that combines expertise in physics, electrical engineering, mechanical engineering, laser engineering and pharmaceutical sciences. The key features of the AERx platform include:

Ease of Drug Formulation
      The AERx platform takes advantage of existing liquid-drug formulations, reducing the time, cost and risk of formulation development compared to dry-powder-based technologies. The formulation technology of the AERx platform allows us to use conventional, sterile pharmaceutical manufacturing techniques. We believe that this approach will result in lower cost production methods than those used in dry powder systems because we are able to bypass entirely the complex formulation processes required for those systems. Moreover, the liquid drug formulations used in AERx systems are expected to have the same stability profile as the currently marketed versions of the same drugs. Because of the nature of liquid formulations, the excipients we use are standard and therefore minimize safety concerns.

Efficient, Precise Aerosol Generation
      Our proprietary technology produces the low-velocity, small-particle aerosols necessary for efficient deposition of a drug in the deep lung. Liquid-drug formulations are aerosolized from pre-packaged, single-use, disposable packets using the hand-held AERx device. Each disposable packet is comprised of a small blister package of the drug, which is adjacent to an aerosolization nozzle. The AERx device compresses the packet to push the drug through the nozzle and thereby creates the aerosol. No propellants are required since mechanical pressure is used to generate the aerosol. Each packet is used only once to avoid plugging or wearing that would degenerate aerosol quality if reused. Through this technology, we believe we can achieve highly efficient and reproducible aerosols. The AERx device also has the ability to deliver a range of patient selected doses, making it ideal for applications where the dose can change between uses or over time.

Automated Breath-Controlled Delivery
      Studies have shown that even well trained patients tend to develop improper inhalation technique over time, resulting in less effective therapy. The AERx electronic platform employs a patented technology to measure the patient’s inhalation flow rate through the mouthpiece of the hand-held device. Indicator lights on the device guide the patient to inhale slowly and evenly for optimal drug delivery. When the desired flow-rate is established early in the breath, drug delivery is automatically initiated. As a result, a consistent dose of medication is delivered each time the product is used. The flow-rate can be adjusted for different patient needs; for example, a low-flow device has been developed for use by cystic fibrosis patients. Novel flow-rate controls have also been developed for Aradigm’s AERx Essence, a second-generation all-mechanical delivery device designed for topical lung delivery and systematic delivery of small molecules.
The Aradigm Solution for Needle-Free Subcutaneous Delivery

Intraject
      Intraject, a pen-sized, pre-filled, single-use, system, is designed to enable patients or healthcare workers to deliver precise measured doses of drug to the subcutaneous layer of the skin without the use of needles. This system has two main parts: the glass drug capsule with a fill volume of 0.5 ml and a compact nitrogen gas power source called the actuator. Intraject uses the actuator to create a high-velocity, fine liquid stream that penetrates the skin to pass into the subcutaneous layer.
      The Intraject system uses a pre-filled, fixed dose, a feature that is ideal for those applications where the dose does not change over the short term.
      Ease-of-use is a key benefit of the Intraject system. The patient or healthcare worker first snaps the cap off of the system, flips the safety lever, and then presses the Intraject directly to the skin, thereby activating the system. The injection itself is completed in less than 60 milliseconds.
      We are developing this system to allow for the subcutaneous needle-free delivery of a wide range of pharmaceuticals and biopharmaceuticals. In clinical trials, patients have preferred Intraject to the standard needle and syringe. We are implementing a Contract Manufacturing Organization (CMO) strategy for manufacture of the Intraject system. This approach will use best-in-class suppliers from around the world whose expertise will allow us to minimize risk and costs normally incurred if we were to assume responsibility ourselves. We have secured supplier agreements with each of these manufacturers, many of who worked on this program prior to its acquisition by Aradigm. We are now in a position to execute on this strategy with production of lots for our pivotal bioequivalence studies for our first drug in 2005.
      Key features of the Intraject platform include:

•	Pre-filled and ready to use;

•	Lightweight and pocket-sized; and

•	Easy to operate.
      Intraject’s clinical and regulatory development timelines may be more abbreviated. In the case of drugs that are already approved for subcutaneous injection, bioequivalence studies are pivotal in obtaining marketing approval. These studies and trials could be conducted in as little as a few months. We believe that this is another attractive feature to potential partners as they address issues such as patent expiration and life cycle management relating to their marketed products.

Strategy
      Our goal is to become the leader in the development and commercialization of needle-free drug delivery products. Our strategy incorporates the following principal elements:

Establish Broad Applicability of our Platforms
      We believe the AERx and Intraject platforms will be broadly applicable to drugs intended for either local delivery to the lung or systemic delivery. In addition to our publicly announced late-stage program with AERx in diabetes, potential applications for the AERx and Intraject platforms include delivery of therapies in the areas of cardiovascular, neurological and respiratory diseases; oncology; endocrine disorders; infections and inflammatory conditions.
      This strategy, we believe, will maximize the number of commercial product opportunities for us and will increase the interest of potential partners in developing drugs for the AERx and Intraject platforms.

Expand Existing and Develop New Collaborative Relationships
      In order to enhance our commercial opportunities and effectively leverage our core scientific resources, our strategy is to enter into multiple collaborative relationships with pharmaceutical and biotech companies for the development and commercialization of new products utilizing our technologies. In 2004 we saw an increased interest in our technology platforms that resulted in initiation of several early-stage feasibility studies. Through product development collaborations, we seek access to proprietary pharmaceutical compounds as well as to the resources necessary to conduct late-stage clinical programs and obtain regulatory approvals. In addition, we will continue pursuing relationships with companies with established sales forces and distribution channels in our target markets. By establishing such collaborative relationships, we intend to introduce multiple new products while avoiding the need to establish drug discovery research and sales and marketing capabilities.

Enhance Our Strong Proprietary Position
      We believe that establishing a strong proprietary position in pulmonary and needle-free drug delivery is important in order for us to be competitive in our target markets. We have aggressively pursued comprehensive patent protection of our technology and, as of February 28, 2005, we have over 248 issued United States and foreign patents and 107 pending worldwide applications. While there can be no assurance that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technologies and maintenance of trade secrets associated with key elements of our manufacturing technologies.

Maintain Technological Leadership
      We are making a substantial research and development investment to establish and maintain technological leadership in pulmonary and needle-free drug delivery. This includes research and development programs to design future generations of our pulmonary and needle-free delivery systems. The goal of these programs is to access a wider range of markets, broaden our technology base, achieve manufacturing efficiencies and develop next-generation delivery devices. We have invested in efforts to accelerate development on the Intraject program by creating an in-vitro/in-vivo correlation model to predict the clinical performance of compounds we are testing. We are supported by our Scientific Advisory Board, whose members are leaders in drug delivery and clinical specialties of key interest to Aradigm.
Aradigm Product Applications
      AERx and Intraject are both positioned to address multiple therapeutic disease areas. We are developing the hand-held AERx platform based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx products for applications in respiratory diseases such as asthma and Chronic Obstructive Pulmonary Disease (COPD) as well as, conducting investigations in cardiovascular disease, endocrine disorder, oncology, infections, neurological disease, and inflammatory conditions. In addition, we are planning to develop AERx systems for the non-invasive delivery of certain other drugs, including proteins, peptides, gene vectors and small molecules.
      Our Intraject platform is in late-stage development. Recently we completed two key clinical studies examining performance as well as clinical bioequivalence. Completed in October, our Clinical Performance Verification Trials demonstrated that the design of the current system met commercially viable parameters and that all previous performance issues related to the system prior to its acquisition have been addressed. Following this trial we initiated a pilot pharmacokinetic study with sumatriptan, a marketed treatment for migraine headaches, designed to compare Intraject against the currently marketed injectable product. Results showed that the Intraject system met all bioequivalence criteria and demonstrated statistically equivalent pharmacokinetics to the injectable product. We are planning to develop Intraject systems for the delivery of certain monoclonal antibodies, proteins, peptides and high viscosity drugs.
AERx insulin Diabetes Management System
      The AERx insulin Diabetes Management System permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. This product is being developed in collaboration with Novo Nordisk A/S, a leader in the field of diabetes care. In January 2005 we completed the restructuring of the AERx insulin Diabetes Management System program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies in September 2004. Under our current agreements with Novo Nordisk, Novo Nordisk has assumed responsibility of the completion of development, manufacturing and commercialization of the AERx insulin product. We will be entitled to royalties on future sales of the commercialized product.

The Market
      Unregulated glucose levels in diabetes patients are associated with short and long-term effects, including blindness, kidney disease, heart disease, amputation resulting from chronic or extended periods of reduced blood circulation to body tissue and other circulatory disorders. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must take insulin from an external source to survive. To avoid developing the long-term complications of the disease they must also self-inject insulin regularly throughout the day to simulate the natural pancreatic production of insulin in response to meals. Patients with Type 2 diabetes are unable to efficiently use the insulin that their bodies produce, but they do not initially need external insulin to survive. However, patients with Type 2 diabetes have the same requirement to control their blood glucose levels to avoid the long-term complications of the disease. While many patients can initially maintain control with oral medications, Type 2 diabetes is a progressive disease in which the ability to use and make insulin gradually declines. Eventually, most patients with Type 2 diabetes will require external insulin to maintain their health and avoid the long-term complications associated with diabetes.
      The Diabetes Control and Complications Trial (DCCT) of patients with Type 1 diabetes sponsored by National Institutes of Health indicated that insulin doses should be adjusted throughout the day in response to frequently measured blood glucose levels. The DCCT showed that keeping blood glucose levels as close to normal as possible slows complications caused by diabetes. In fact, the DCCT demonstrated that any sustained lowering of blood-glucose levels is beneficial, even if the person has a history of poor blood-glucose control. Separately, the United Kingdom Prospective Diabetes Study has also demonstrated that tighter blood-glucose control can provide essentially the same benefits for patients with Type 2 diabetes.
      According to 2002 statistics from the American Diabetes Association, approximately 18.2 million Americans suffer from either Type 1 or Type 2 diabetes. Approximately 90-95% of these Americans have Type 2 diabetes, and the prevalence of Type 2 diabetes has increased dramatically over the past decade due to lifestyle factors such as poor diet and inactivity. Type 2 patients consume the majority of insulin used in the United States due to their larger numbers and larger insulin doses. However, given the less acute nature of Type 2 diabetes, many of these patients are reluctant to take insulin by injection. Through our convenient, non-invasive AERx insulin Diabetes Management System, we believe we can address this patient reluctance, reduce overall treatment costs and grow the total worldwide insulin market beyond its currently accepted levels. The leading suppliers of insulin worldwide are Novo Nordisk A/ S and Eli Lilly.

The Product
      Patients with diabetes often avoid or limit the amount of insulin therapy because of the pain and inconvenience of administering the drug by injection. The AERx insulin Diabetes Management System is being designed as a painless and convenient alternative to drug injection. This will enable patients with diabetes to comply more effectively with their insulin therapy, thereby lessening the risk of long-term complications. We also believe that the features of the AERx insulin Diabetes Management System will allow people with diabetes to achieve more consistent and precise control over their blood-glucose levels. A clinical study we conducted in healthy, fasting volunteers has shown that the way an individual breathes during drug delivery has a significant effect on the pharmacokinetic profile of the delivered insulin. The proprietary breath-control technology incorporated in the AERx insulin Diabetes Management System may eliminate this potential variability as a factor in the pulmonary delivery of insulin.
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

      During the third quarter of 2002, we initiated the first study in our Phase 3 clinical program, a two-year study in Type 1 diabetics examining the long-term safety and efficacy of inhaled insulin. This study compared regular human insulin administered via the AERx system to rapid acting insulin administered subcutaneously. In April 2004, Aradigm and Novo Nordisk announced results from a planned 1-year interim analysis of this study. This planned interim analysis, designed to examine safety and efficacy of the trial, showed that the primary efficacy endpoints in achieving HbA1c levels were being met. However, a secondary efficacy endpoint of post-meal blood glucose control was found not to be equivalent between regular human insulin delivered via the AERx system to rapid acting insulin administered subcutaneously. Novo Nordisk also examined the safety portion of the study. Results showed that the trial had achieved all of the safety endpoints including favorable lung function tests and clear chest x-rays. To investigate the results pertaining to the secondary efficacy endpoints, Novo Nordisk initiated a pharmacokinetic/pharmacodynamic study in these Type 1 patients. Novo Nordisk has indicated that it will evaluate the results of this trial in its planning for additional trials.

Collaboration
      In June 1998, we entered into a product development and commercialization agreement with Novo Nordisk A/S, the world leader in diabetes care, covering the use of the AERx insulin Diabetes Management System for the delivery of blood-glucose regulating medicines.
      From the inception of our collaboration in June 1998 through December 31, 2004, we have received from Novo Nordisk A/S approximately $141.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk A/S and its affiliates. As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc., (“NNDT”) a newly created wholly owned subsidiary of Novo Nordisk. Under the terms of the Restructuring Agreement we sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to Novo Nordisk Delivery Technologies, for a cash payment of approximately $55.3 million in which we received net proceeds of $51.3 million after refund of cost advances of approximately $4.0 million made by Novo Nordisk. In addition, Novo Nordisk Delivery Technologies hired 126 Aradigm employees at the closing of the restructuring transaction. Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk and Novo Nordisk Delivery Technologies, effective January 26, 2005, including the following:

•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales and

•	a three-year agreement under which Novo Nordisk Delivery Technologies will perform contract manufacturing for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other AERx products.
      As of September 28, 2004 Novo Nordisk beneficially owned 7,868,369 shares of our common stock, representing approximately 10% of our total common stock on an as converted basis at December 31, 2004.
Intraject/Sumatriptan Needle-Free Subcutaneous Delivery System
      Our most advanced Intraject System is being developed to deliver sumatriptan, which is being developed as a needle-free alternative for migraine sufferers. As our clinical data to date indicate a clear preference by patients for the Intraject system over the currently available needle-based therapy, we believe that this application could offer significant benefits over currently marketed products. We believe that the easy-to-use, patient friendly approach will assist patients in managing their migraines. In November 2004, we announced clinical results from a pilot pharmacokinetic study demonstrating that Intraject was bioequivalent to the currently injectable product. We intend to continue this application as a self-initiated study with the goal of partnering the program for commercialization. There can be no assurance that this development program will be successful.

The Market
      A migraine is a primary neurological disorder in which episodes can last from between four and 72 hours. According to healthcare market research leader Datamonitor, migraines effect roughly 11% of the adult population, or about 74 million people, in seven major markets. It is estimated that the average migraine sufferer experiences up to 12 attacks per year, with most attacks being categorized as severe to very severe. Sumatriptan is a member of the triptan family of serotonin agonists and was the first triptan to be launched in 1992 and continues to be a top seller. Triptans have been shown to treat both the pain and the symptoms, such as nausea, vomiting, phonophobia, and photophobia associated with migraines. Clinical data has shown that subcutaneous delivery of sumatriptan offers the most rapid pain relief of all the triptans, with onset of action occurring in as little as 10-15 minutes following administration. Sumatriptan is currently marketed under the trade name Imitrex in oral, nasal and injectable forms and the injectable form is covered by a series of patents the first of which is scheduled to come off patent in 2006 in Europe and 2007 in the United States. There is an additional U.S. Patent relating to sumatriptan that does not expire until 2009, though this patent has been challenged by multiple parties and may be ruled invalid. There can be no assurance that this patent will be invalidated, and if not, under certain circumstances we will be unable to enter the U.S. market with Intraject sumatriptan until 2009.

The Product
      Patients indicate that the most important attributes to migraine therapy are high efficacy and rapid pain relief. The Intraject-Sumatriptan system is being designed to address many of the issues affecting injection of sumatriptan including ease of use and needle-phobia. We believe Intraject will be the first pre-filled, needle-free configuration on the market. We believe that Intraject’s ease of self-administration will translate into better treatment options for patients. In addition, the ability for a patient to self-administer will eliminate the need for office visits while promoting compliance and a more immediate alternative to traditional injectable sumatriptan.
      Although injectable sumatriptan is considered the leading treatment with a rapid and sustainable onset of pain relief, needles are not popular with patients. And while oral tablets offer ease-of-use, this route is often not the best approach due to the nausea that accompanies the migraine and the slower onset of relief. We believe that migraine sufferer will recognize the benefit of combining a patient-friendly, needle-free approach with the efficacy profile of the leading injectable migraine therapy.

Clinical Development
      Prior to our acquisition of the Intraject technology from Weston Medical, Weston had conducted 12 clinical and preclinical studies with Intraject to examine bioequivalence with several drugs, verify design configuration and compare patient preference with traditional injection methods. Following the disclosure of disappointing results due to unreliable product performance; Weston was forced to discontinue development of the Intraject product. Subsequently, we acquired the Intraject assets in May 2003. We redesigned the Intraject system, and in October 2004, we announced positive results from the Clinical Performance Verification (CPV) trial in which the final design of the system demonstrated an excellent delivery profile. Results showed that the corrected system demonstrated successful injection performance reliability and that the current design presented commercially viable delivery parameters.
      Following the results from the CPV trial, we initiated a pilot pharmacokinetic study comparing Intraject with sumatriptan to the currently marketed needle-injected product. The trial was a randomized, open-label, single-dose, crossover study evaluating the pharmacokinetics of sumatriptan at three injection sites (abdomen, thigh, and arm) in 18 healthy adult male and female volunteers.
      In November 2004, we announced positive results from this study, showing that sumatriptan delivered by Intraject met all bioequivalence criteria and demonstrated statistically equivalent pharmacokinetics to the marketed injectable product. Specifically, the comparability of Intraject to the subcutaneous needle-injected sumatriptan product was established at all three injection sites using standard bioequivalence criteria of peak concentration achieved in blood plasma (Cmax) and total drug concentration in blood plasma achieved over time (AUC).
      Based on this positive data, we plan to manufacture clinical lots for pivotal bioequivalence studies to be initiated in 2005. With our current development timeline, we anticipate commercial launch of the product in 2007. It is our intent to progress with clinical development while concurrently identifying a marketing partner to commercialize this product.

Manufacturing/Commercialization Strategy
      We are implementing a CMO strategy for production of the Intraject system. This approach will use best-in-class suppliers from around the world whose expertise will allow us to minimize risk and costs normally incurred if we were to assume responsibility ourselves. We have secured agreements with several of these manufacturers, many of which have worked on this program prior to its acquisition by Aradigm. In 2004 we continued to develop the Intraject product and the CMO structure. We expect to execute on this strategy for production of lots for our pivotal bioequivalence studies in 2005.
Additional Potential Applications — AERx and Intraject
      The AERx and Intraject systems have applicability for a range of compounds developed by pharmaceutical and biotechnology companies, including many compounds that cannot be delivered orally. Due to their large size and poor oral bioavailability, large molecules developed by the biotechnology industry are typically developed in liquid formulations and delivered by injection. We believe that the AERx platform could provide for improved delivery and increased utilization of many of these therapies. In addition, clinical trials of our Intraject system have demonstrated the opportunity and ability of this technology to deliver small molecules as well as monoclonal antibodies.
      Based on our clinical trials to date, we believe that Aradigm has greater experience in human clinical trials than any other company in the advanced pulmonary-drug delivery market. In addition, we believe that the breadth of our human testing, which has encompassed both small molecules and large molecules for both local lung delivery and systemic delivery, is one of the more comprehensive ever conducted in pulmonary drug delivery. In addition, we have performed proactive targeting evaluations of molecules in development to determine their suitability for delivery via the AERx technology. We continue to identify candidates in the following therapeutic areas:

Cardiovascular disease	Endocrine disorder
Oncology	Infections
Neurological disease	Respiratory disease
Inflammatory conditions
      While we are assessing the feasibility of the AERx system with compounds in various therapeutic areas, Aradigm does not typically disclose information surrounding the specifics of these studies (including the drug or partner involved) until the program moves into a later stage of development or at an earlier time that is mutually agreed upon by Aradigm and the partner.
      We also believe that substantial opportunities exist within multiple disease areas for our Intraject technology. Intraject’s ability to allow for a rapid, comfortable administration in a patient-friendly format well suited for chronically delivered therapies that once needed to be administered by physicians. Initially identified opportunities have been viscous and non-viscous liquid drugs given by injection in the following areas:

Neurological disease	Endocrine disorder
Oncology	Infections
Inflammatory conditions	Immunological disorder

Sales and Marketing
      We plan to establish additional collaborative relationships to develop and commercialize our AERx and Intraject products. Through these collaborations, we intend to access resources and expertise to conduct late-stage clinical development and to market and sell AERx and Intraject products. Ideal development partners will generally have both a commercial and a development presence in the target market and will also have a commitment to grow that market via our drug-delivery technology. Where consistent with other objectives, we plan to give preference to development partners whose pipelines contain multiple products whose value could be enhanced by our drug-delivery technologies.
      In some cases, Aradigm’s strategy will be to take a program further in development in order to achieve higher royalties from the commercialization partner.
Manufacturing
      Our clinical strip-manufacturing facility in Hayward, California was completed and validated in July 1998. This facility enables us to produce the disposable nozzles, assemble the disposable unit-dose strips and fill the drug into the unit-dose strips. Current capacity of this facility exceeds 20 million disposable packets per year. In addition, we completed the construction of a new facility at our Hayward, California campus for commercial scale production in 2001.
      As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. Under the terms of the Restructuring Agreement we have transferred our manufacturing facilities to Novo Nordisk Delivery Technologies, and NNDT will perform contract manufacturing services for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other AERx products.
      We believe that the manufacturing processes for the AERx system are now sufficiently advanced that additional capacity can be replicated using the services of CMO’s. Therefore, we do not intend to build any additional facilities for commercial AERx manufacturing, except at the specific of request and with funding from our marketing partners.
      Our Intraject manufacturing strategy employs a fully integrated third party supply chain, in which several outside suppliers are each responsible for key components, including final assembly. Many of these CMO’s have experience working with Intraject. This approach will allow Aradigm to focus on establishing core competencies in the area of research and development.
      There can be no assurance that we will not encounter unanticipated delays or expenses in establishing high-volume production capacity for AERx devices, AERx disposable drug packets or components related to the Intraject system. Any such delays or expenses could harm our business.
Intellectual Property and Other Proprietary Rights
      Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing on the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. This research has led to novel ideas, which in turn have resulted in 115 United States patents being issued to as of February 28, 2005, with 28 additional United States patent applications pending. In addition, we have purchased three United States patents covering inventions that are relevant to our inhalation technologies. We have 130 issued foreign patents and 79 foreign patent applications pending.
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
      Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on some of our patents. This case was determined in our favor in 2004, but there can be no assurance that we will not face other similar claims in the future.
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
Competition
      We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, buccal, or mouth cavity, and colonic absorption systems. Several of these companies may have developed or are developing dry-powder devices that could be used for pulmonary delivery and needle-free devices that could be used for subcutaneous delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining Food and Drug Administration (FDA) approval for products or gaining market acceptance more rapidly than we can.
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
      Several companies have developed or are developing products that will compete with our technology platforms. Some are marketing and developing dry-powder and other devices that could have applications for pulmonary drug delivery, including Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) and Alkermes Pharmaceuticals, Inc. These companies also have collaborative arrangements with corporate partners for the development of pulmonary delivery systems for insulin. There are also several companies that are marketing and developing needle-free injection systems, including Antares Pharma Inc., Bioject Medical Technologies Inc., Biovalve Technologies, Inc., Crossject and Penjet Corporation. There can be no assurance that competitors will not introduce products or processes competitive with or superior to ours.
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
      The activities required before a new drug product may be marketed in the United States include preclinical and clinical testing. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. The FDA under a series of regulations called the current Good Laboratory Practice regulations regulates Pre-clinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.
      The pre-clinical work necessary to administer investigational drugs to human subjects is summarized in an Investigational New Drug application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an Investigational New Drug application, unless the FDA advises otherwise or requests additional information. There is no assurance that the submission of an Investigational New Drug application will eventually allow a company to begin clinical trials. Once trials have begun, either we or the FDA may place them on “clinical hold” to stop them, because of concerns, for example, about the conduct of the study or the safety of the product being tested.

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
      A company seeking FDA approval to market a new drug must file a New Drug Application (NDA) with the FDA pursuant to the Federal Food, Drug and Cosmetic Act. In addition to reports of the pre-clinical and clinical trials conducted under an effective Investigational New Drug application, the NDA includes Chemistry, Manufacturing and Controls (CMC) information pertaining to the preparation of the drug substance (active ingredient), analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging, labeling and storage. Submission of a new drug application does not assure FDA approval for marketing. Based on the Prescription Drug User Fee Act, review of NDAs should result in an action letter within ten months after filing. However, the application approval process can take a year or more to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety, efficacy or CMC of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance.
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
      Products marketed outside the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. We also would be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.
      We are subject to numerous federal, state and local laws relating to such matters as:

•	controlled drug substances;

•	safe working conditions;

•	manufacturing practices;

•	environmental protection;

•	fire hazard control; and

•	disposal of hazardous or potentially hazardous substances.
      The United States Drug Enforcement Agency (DEA) regulates controlled drug substances, such as morphine and other narcotics. Establishments handling controlled drug substances must be registered and inspected by the DEA and may be subject to export, import, security and production quota requirements. In addition, advertising and promotional materials are, in certain instances, subject to regulation by the Federal Trade Commission. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.
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
Scientific Advisory Board
      We have assembled a Scientific Advisory Board comprised of scientific and development advisors who provide expertise, on a consulting basis, in the areas of pain management, allergy and immunology, pharmaceutical development and drug delivery, but are employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on our affairs. The Scientific Advisory Board assists us on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

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
Employees
      As of February 28, 2005, we had 95 employees. Of these, 69 are involved in research and development, product development and commercialization; 26 are involved in business development, finance and administration. The reduction in headcount from 229 as of December 31, 2004 to 95 employees at February 28, 2005 was due to the fact that Novo Nordisk Delivery Technologies hired 126 Aradigm employees in connection with the closing of the Restructuring Agreement with Novo Nordisk. Our future success is dependent on attracting and retaining highly skilled scientific, sales and marketing and senior management personnel. Competition for such skills is intense, and there is no assurance that we will continue to be able to attract and retain high-quality employees. Our employees are not represented by any collective bargaining agreement. We consider our relations with our employees to be excellent.
Corporate History and Website Information
      We were incorporated in California in 1991. Our principal executive offices are located at 3929 Point Eden Way, Hayward, California 94545, and our main telephone number is (510) 265-9000. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.aradigm.com as soon as reasonably practicable after such filings are electronically filed with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Directors and Executive Officers
      The directors and executive officers of Aradigm and their ages as of February 28, 2005 are as follows:

Name	Age	Position

V. Bryan Lawlis, Ph.D.	53	President, Chief Executive Officer and Director
Thomas C. Chesterman	45	Senior Vice President and Chief Financial Officer
Klaus D. Kohl, Ph.D	54	Senior Vice President, Quality and Technical Director
Steven J. Farr, Ph.D.	46	Senior Vice President, Chief Scientific Officer
Bobba Venkatadri	61	Senior Vice President, Operations
Babatunde A. Otulana, M.D	48	Vice President, Clinical & Regulatory Affairs
John J. Turanin	47	Vice President, Program Management and Corporate Planning
Norma L. Milligin	66	Vice President, Human Resources
Virgil D. Thompson(2)	65	Director and Chairman of the Board
Frank H. Barker(1)(3)	74	Director
Stan M. Benson(2)(3)	54	Director
Igor Gonda(2)	57	Director
Stephen O. Jaeger(1)	60	Director
John Nehra(3)	56	Director
Wayne I. Roe(1)	54	Director
Richard P. Thompson	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.
      V. Bryan Lawlis, Ph.D., has been a director since February 2005 and served as President and Chief Executive Officer since August 2004. Dr. Lawlis served as President and Operating Officer from June 2003 to August 2004 and as our Chief Operating Officer from November 2001 to June 2003. Previously, Dr. Lawlis founded Covance Biotechnology Services, Inc., a contract biopharmaceutical manufacturing operation, and served as its President and Chief Executive Officer from 1996 to 1999, and as Chairman 1999 to 2001, when it was sold to Diosynth, RTP, Inc., a division of Akzo Nobel, NV. From 1981 to 1996, Dr. Lawlis was employed at Genencor, Inc., and Genentech, Inc. His last position at Genentech was Vice President of Process Sciences. Dr. Lawlis holds a B.A. in Microbiology from the University of Texas at Austin, and a Ph.D. in Biochemistry from Washington State University.
      Thomas C. Chesterman has served as our Senior Vice President and Chief Financial Officer since August 2002. From 1996 to 2002, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company. Mr. Chesterman holds a B.A. from Harvard University, and an MBA in Finance and Accounting from the University of California at Davis.
      Klaus D. Kohl, Ph.D., has served as our Senior Vice President, Quality and Technical Director, iDMS program from August 2002 until January 26, 2005, when he was hired by Novo Nordisk Delivery Technologies in connection with the completion of the restructuring transaction with Novo Nordisk. From January 2002 to August 2002, Dr. Kohl served as Vice President, Quality. From October 2000 to December 2001, he held the position of Vice President, Quality. Dr. Kohl was Quality Manager of GE Bayer Silicones, a joint venture of General Electric Company and Bayer Corporation. From 1996 to 1998, Dr. Kohl was Vice President of Quality Assurance, Pharmaceutical Division, Bayer Corporation North America. Dr. Kohl joined Bayer in 1985 and held various positions in quality assurance/drug product development in the United States and in Europe. Previously, Dr. Kohl spent more than seven years in basic research at the Research Center Juelich, Germany, and the Max Planck Institute in Dortmund, Germany. Dr. Kohl received his undergraduate degree in Mathematics and Physics from the University of Marburg, Germany, and his Ph.D. from the University of Aachen, Germany.
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
      Bobba Venkatadri has served as our Senior Vice President, Operations, since June 2003. Mr. Venkatadri has over 30 years of U.S. and international senior executive leadership experience in pharmaceutical and biotechnology manufacturing. Prior to joining Aradigm, Mr. Venkatadri was Executive Vice President of Operations for Diosynth RTP, Inc., a division of Akzo Nobel AV from January 2001. Mr. Venkatadri served as Chief Executive Officer of Molecular Biosystems, Inc. from 1995 to 2000, and Executive Vice President of Centocor, Inc. from 1992 to 1995. Mr. Venkatadri held multiple positions with Warner-Lambert Company from 1967 to 1992 including, President of Warner-Lambert Indonesia, Vice President of Warner-Lambert Puerto Rico, and Vice President, U.S. Operations of Parke-Davis. Mr. Venkatadri holds a Masters Degree in Pharmacy from Andhra University, India, and an MBA in Finance from Fairleigh Dickinson University.
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
      John J. Turanin has served as our Vice President, Corporate Planning and Program Management since May 2004. From October 1996 to May 2004, Mr. Turanin held several positions in business development and project management at Aradigm and most recently was Director of Project Management. From August 1987

to September 1996, Mr. Turanin held several positions at Invacare Corporation, a leading manufacturer of home medical equipment, where his last position was Senior General Manager of Respiratory Products for Invacare. Mr. Turanin holds an MBA from the University of Pittsburgh and a B.A. in Business from Indiana University of Pennsylvania.
      Norma L. Milligin has served as our Vice President, Human Resources, since September 1998. From January 1995 to August 1998, Ms. Milligin worked as a consultant in the human resources area for a number of firms. From 1985 to January 1994, Ms. Milligin held positions as Vice President of Human Resources at LifeScan, Inc, a Johnson & Johnson company, and at Chemtrak, Inc., a medical device company. From 1978 to 1985, Ms. Milligin also held a number of senior human resource positions at Syntex Corporation, a pharmaceutical company. Ms. Milligin has taught organizational behavior at Pepperdine University, and holds a B.S. in Business from the University of Colorado, and an MBA from Pepperdine University.
      Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since November 2002, Mr. Thompson has been President and Chief Executive Officer of Angstrom Pharmaceuticals Inc., a pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and Director of Chimeric Therapies, Inc., a biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a Director of Bio-Technology General Corp., (now Saviant Pharmaceuticals, Inc.), a pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a Director of Cytel Corporation, a biopharmaceutical company. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is also a director of Questcor Pharmaceuticals, Inc. and Savient Pharmaceuticals Inc.
      Frank H. Barker has been a director since May 1999. From January 1980 to January 1994, Mr. Barker served as a company group chairman of Johnson & Johnson, Inc., a diversified healthcare company and was Corporate Vice President from January 1989 to January 1996. Mr. Barker holds a B.A. in Business Administration from Rollins College. Mr. Barker is a director of Catalina Marketing Corporation, a direct-to-consumer marketing company.
      Stan M. Benson has been a director since April 2001. Mr. Benson served as Senior Vice President, Sales and Marketing of Amgen Inc., a biotechnology company, from 1995 to 2001. Prior to joining Amgen, Mr. Benson worked at Pfizer Inc., a pharmaceutical company, for 19 years in various senior management positions. Mr. Benson received a B.A. and an M.S. from New York University. Mr. Benson is now retired.
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
      Stephen O. Jaeger has been a director since March 2004. He is currently the Chairman of eBT International, Inc., a software products and services company. He also has held the positions of Chairman, President and Chief Executive Officer since 1999. Prior to joining eBT, Mr. Jaeger was the Executive Vice President and Chief Financial Officer of Clinical Communications Group, Inc. from 1997 to 1998. From 1995 to 1997, Mr. Jaeger served as Vice President, Chief Financial Officer and Treasurer of Applera Corp. Mr. Jaeger was Chief Financial Officer and a director of Houghton Mifflin Company and held various financial positions with the British Petroleum Company, PLC, Weeks Petroleum Limited and Ernst & Young LLP. Mr. Jaeger holds a B.A. in Psychology from Fairfield University and an MBA in Accounting from

Rutgers University and is a Certified Public Accountant. Mr. Jaeger serves on the boards of Savient Pharmaceuticals, Inc. and Arlington Tankers Ltd. Mr. Jaeger is the designated “financial expert” on Savient’s Audit Committee and the Chairman of Arlington Tankers’ Audit Committee.
      John M. Nehra has been a director since December 2001. Mr. Nehra is a Special Partner of New Enterprise Associates 10 Limited Partnership (“NEA 10”) and New Enterprise Associates 11, Limited Partnership, both, venture capital partnerships, and a General Partner of NEA VI, NEA VII, NEA VIII and NEA IX. Mr. Nehra is also the managing General Partner of Catalyst Ventures, a venture capital partnership. Prior to joining NEA 10 and its affiliated venture funds in 1989, Mr. Nehra was Managing Director of Alex Brown & Sons Inc., an investment banking firm. Upon joining Alex Brown in 1975, Mr. Nehra was responsible for building the firm’s healthcare research and healthcare banking practice, and forming its capital markets group. Mr. Nehra holds a B.A. from the University of Michigan. Mr. Nehra is a director of Iridex Corporation and Davita Inc. and also serves on the boards of several privately held healthcare companies.
      Wayne I. Roe has been a director since May 1999. Mr. Roe was Senior Vice President of United Therapeutics Corporation, a pharmaceutical manufacturer, from 1999 to 2000. Mr. Roe was Chairman of Covance Health Economics and Outcomes Services, Inc., a strategic marketing firm, from 1996 to 1998. From June 1988 to March 1996, Mr. Roe was the President of Health Technology Associates, a pharmaceutical industry-consulting firm. Mr. Roe received a B.A. from Union College, an M.A. from the State University of New York at Albany and an M.A. from the University of Maryland. Mr. Roe is also a director of Ista Pharmaceuticals Inc., and several privately held companies.
      Richard P. Thompson has been director since June 1994 and served as our President and Chief Executive Officer from June 1994 to June 2003. He served as Chief Executive Officer from June 2003 through July 2004 and Chairman of the Board from 2000 until January 2005. From 1991 to 1994, Mr. Thompson was President of LifeScan, Inc., a diversified health care subsidiary of Johnson & Johnson Company. In 1981, Mr. Thompson co-founded LifeScan, which was sold to Johnson & Johnson in 1986. Mr. Thompson holds a B.S. in Biological Sciences from the University of California at Irvine and an MBA from California Lutheran University.

Item 2.	Properties
      At December 31, 2004, we leased a total of approximately 253,898 square feet of office space in two office parks. We leased approximately 163,658 square feet in three buildings in an office park at 3929 Point Eden Way, Hayward, California, and leased 90,240 square feet in one building in an office park located at 2704 West Winton Avenue, Hayward, California. The leases for the various office spaces expire at various times through the year 2016. Minimum annual payments under these leases will be approximately $5.1 million in 2005 and $48.3 million through 2016. Subsequent to the completion of our restructuring transaction with Novo Nordisk on January 26, 2005 Aradigm’s lease commitments are approximately $2.6 million in 2005 and $23.6 million through 2016. See Note 11, Subsequent Events of the financial statements. We use this space for general administrative, product development, clinical, manufacturing and research and development purposes. We believe that our existing facilities are adequate to meet our requirements for the near term.

Item 3.	Legal Proceedings
      There are no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
Market Information
      Our common stock is traded on The Nasdaq National Market under the symbol “ARDM.” The following table sets forth the intra-day high and low sale prices for our common stock as reported on The Nasdaq Stock Market for the periods indicated below.

	High	Low

2003
First Quarter	$1.85	$0.66
Second Quarter	3.51	0.84
Third Quarter	2.25	1.07
Fourth Quarter	2.65	1.67
2004
First Quarter	$2.74	$1.81
Second Quarter	2.27	0.84
Third Quarter	1.28	0.66
Fourth Quarter	2.00	1.18
2005
First Quarter (through February 28, 2005)	$1.73	1.15
      On February 28, 2005, there were 72,297,980 holders of record of our common stock.
Dividend Policy
      We have never declared or paid any cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
      In December 2004, we issued 8,333,395 shares of common stock in a private placement at a price of $1.50 per share and warrants to purchase 2,083,347 shares of our common stock at $2.10 per share for an aggregate consideration of approximately $12.5 million. The warrants are exercisable at the election of the selling security holders on or prior to December 22, 2008. These securities were not registered when sold and were issued in reliance upon Regulation D of the Securities Act of 1933, as amended (the “Act”). These securities were subsequently registered under the Act.

      The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

	Common stock to		Common stock available for
	be issued upon		future issuance under equity
	exercise of		compensation plans
	outstanding	Weighted-average exercise	(excluding securities
	options and rights	price of outstanding	reflected in column (a))
Plan Category	(1)	options and rights	(1)

	(a)	(b)	(c)
Equity compensation plans approved by Aradigm stockholders	9,415,848	$4.44	3,879,960
Equity compensation plans not approved by Aradigm stockholders	0	0	0

Totals:	9,415,848	$4.44	3,879,960

(1)	Includes 13,189,884 and 105,924 shares reserved for future issuance under the Company’s 1996 Equity Incentive Plan (the “1996 EIP”), and the 1996 Non-Employee Directors’ Plan, respectively. We also have 730,455 shares authorized for the Employee Stock Purchase Plan. The 1996 EIP contains an evergreen provision whereby the aggregate number of shares reserved for issuance is increased annually by a number of shares equal to 6% of the issued and outstanding common stock as determined on the date of the annual meeting of shareholders beginning with the 2001 meeting (or some lesser number of shares as determined by the board of directors). Under the 1996 EIP, the aggregate increase in the number of shares to be reserved by operation of the evergreen provision will not exceed 10,000,000.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Statements of Operations Data:
Contract and license revenues	$28,045	$33,857	$28,967	$28,916	$20,303
Operating expenses:
Research and Development	46,477	49,636	54,680	58,836	48,176
General and Administrative	11,934	10,391	10,394	9,355	9,271

Total Operating Expenses	58,411	60,027	65,074	68,191	57,447

Loss from operations	(30,366)	(26,170)	(36,107)	(39,275)	(37,144)
Interest income	194	338	818	1,324	3,110
Other income(2)	—	—	—	6,675	—
Interest expense	(17)	(138)	(642)	(1,081)	(1,528)

Net loss	(30,189)	(25,970)	(35,931)	(32,357)	(35,562)
Deemed dividend	—	—	—	(10,722)	—

Net loss applicable to common shareholders	$(30,189)	$(25,970)	$(35,931)	$(43,079)	$(35,562)

Basic and diluted loss per share applicable to common shareholders(1):	$(0.47)	$(0.52)	$(1.19)	$(1.98)	$(2.07)

	63,705	50,196	30,261	21,792	17,196

Balance Sheet Data:
Cash, cash equivalents and short term investments	$16,763	$29,770	$31,443	$71,164	$44,381
Working capital	4,122	19,708	16,039	48,308	19,862
Total assets	79,741	95,218	97,129	132,100	71,371
Noncurrent portion of notes payable and capital lease obligations	—	—	497	2,427	6,230
Redeemable convertible preferred stock	23,669	23,669	30,665	30,735	—
Accumulated deficit	(245,623)	(215,436)	(189,443)	(153,535)	(110,441)
Total shareholders’ equity	$35,754	$52,970	$41,410	$71,149	$37,785

(1)	See Note 1 of Notes to Financial Statements for an explanation of shares used in computing basic and diluted net loss per share.

(2)	Other income consists of the gain related to forgiveness of outstanding notes and interests by Genentech, previously classified as an extraordinary item. In 2002, the Company early adopted Statement of Financial Accounting Standard (“SFAS”) 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections”, which requires the reclassification of this type of extraordinary item as a component of operating results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. As of December 31, 2004 we had an accumulated deficit of $245.6 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in 2005. The sources of working capital have been equity financings, equipment lease financings, contract and license revenues and interest earned on investments.
      We have performed initial feasibility work on a number of compounds and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements with third parties. Once feasibility is demonstrated with respect to a potential product, we seek to enter into development contracts with pharmaceutical corporate partners.
      During 2004, our collaborative agreement with Novo Nordisk A/S contributed approximately 96% of our total contract revenues. From the inception of our collaboration in June 1998 through December 31, 2004, we have received from Novo Nordisk A/S approximately $141.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk A/S and its affiliates. During the same period, of the payments received, approximately $135.0 million of the product development payments and $7.8 million of milestone payments have been recognized as contract revenue and $11.3 million has yet to be recognized over the life of the project. Pursuant to the collaborative agreement with Novo Nordisk A/S, we were to receive approximately $38.0 million in milestone payments as well as further reimbursement for product development expenses in connection with the insulin program. Additional milestone payments and product development payments would be paid by Novo Nordisk A/S if the parties decide to jointly develop additional AERx products under the agreement.
      As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. Under the terms of the Restructuring Agreement we sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to Novo Nordisk Delivery Technologies, for a cash payment of approximately $55.3 million in which we received net proceeds of $51.3 million after refund of approximately $4.0 million of cost advances made by Novo Nordisk. Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. We believe the asset sale will:

•	provide needed working capital to accelerate the pursuit of opportunities for our AERx and Intraject systems;

•	relieve us of the financial burden of raising an estimated $100 million in capital that would be required to provide manufacturing capability for the AERx iDMS product launch; and

•	also allow us to retain a financial interest in the AERx iDMS program through future royalty payments
      Under the terms of the Restructuring Agreement, Novo Nordisk Delivery Technologies hired 126 of our employees and will perform contract manufacturing for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other

AERx products. As a result of the restructuring transaction, we expect our research and development spending to decrease as we increase our focus on self-initiated studies.
      As of February 28, 2005 Novo Nordisk A/S, together with its affiliates, beneficially owned 7,868,369 shares of our common stock and is considered a related party. In connection with the restructuring transaction, we entered into an amendment of the common stock purchase agreement in place with Novo Nordisk deleting the provisions whereby we can require Novo Nordisk to purchase certain amounts of common stock and imposing certain restriction on the ability of Novo Nordisk to sell shares of our common stock that it holds.
      We have additional programs in development with disclosed and undisclosed partners. It is our policy not to disclose the partner and/or the drug until a long-term development agreement has been established; both parties agree to highlight a clinical advancement in the program or under special circumstances in which both parties agree to disclosure. In 2002, we announced successful clinical results from one partnered trial with interferon alpha when an abstract was accepted at a leading scientific session, in which the partner was not disclosed. In addition, a gene therapy collaboration with geneRx+ was disclosed that provides certain potentially beneficial licensing rights to Aradigm. In 2004 we executed a development and licensing agreement with Defense R&D Canada for the development of liposomal ciprofloxacin for the treatment of respiratory infections including biological terrorism-related inhalation anthrax.
Intraject/Sumatriptan Needle-Free Subcutaneous Delivery System
      In May 2003, we announced the acquisition of selected assets from Weston Medical relating to Weston Medical’s Intraject needle-free drug delivery system. Weston Medical developed a proprietary needle-free drug delivery system, successfully moved it through the early-stage development process and signed several commercial agreements. In September 2002, Weston Medical announced that it had encountered certain performance problems associated with the system’s configuration and that its program would be delayed until those problems could be resolved. Subsequently, Weston Medical was unable to secure the financing needed to continue its programs and was forced into bankruptcy administration in February 2003. We acquired select assets of Weston Medical, including the Intraject technology, related manufacturing equipment with an approximate book value of $22 million and intellectual property for a total of approximately $2 million in initial purchase price and approximately an additional $1 million in subsequent transfer and additional capital costs. The purchase price and additional costs were allocated to the major pieces of purchased commercial equipment for the production of Intraject and were recorded in fixed assets as construction in progress. These assets, along with subsequent additions to the commercial equipment, will be depreciated at the time commercial manufacturing begins. No costs or expense were allocated to intellectual property or in process research and development on a pro-rata basis, because of the lack of market information, the stage of development and the immateriality of any allocation to intellectual property or in process research and development based on the substantial value of the tangible assets acquired.
      In October 2004, we announced positive results from the Clinical Performance Verification trial of our Intraject needle-free delivery system in which the final design of the system demonstrated an excellent delivery profile. Results showed that the corrected system demonstrated successful injection performance reliability and that the current design presented commercially viable delivery parameters. Following the results from the configuration trial, we initiated a pilot pharmacokinetic study comparing Intraject with Sumatriptan, a treatment for migraines, to the currently marketed needle-injected product. The trial was a randomized, open-label, single-dose, crossover study evaluating the pharmacokinetics of sumatriptan at three injection sites (abdomen, thigh, and arm) in 18 healthy adult male and female volunteers.
      Our most advanced Intraject product is being developed to deliver sumatriptan for migraine sufferers. As our clinical data to date indicate a clear preference by patients for the Intraject system over the currently available needle-based therapy, we believe that this application could offer significant benefits over currently marketed products. We believe that the easy-to-use, patient friendly approach will assist patients in managing their migraines. In November 2004, we announced clinical results from a pilot pharmacokinetic study demonstrating that Intraject was bioequivalent to the currently injectable product. We intend to continue this application as a self-initiated study with the goal of partnering the program for commercialization. There can be no assurance that this development program will be successful.
      We plan to manufacture clinical lots for pivotal bioequivalence studies and to initiate these studies in 2005. With our current development timeline, we anticipate commercial launch of the product in 2007. It is our intent to proceed with clinical development while concurrently identifying a marketing partner to commercialize this product and deliver royalties to Aradigm based upon net sales.
      There can be no assurance that the Intraject sumatriptan development program or any other Intraject development program will be successful.
Critical Accounting Policies and Estimates
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

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and the beneficial conversion feature of preferred stock. Actual results could differ from these estimates.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002
      Contract Revenues. We reported revenues from collaborative contracts of $28.0 million in 2004, compared to $33.9 million in 2003 and $29.0 million in 2002. The 17% decrease in revenue in 2004 compared to 2003 is primarily due to decreases in partner-funded project development revenue from Novo Nordisk A/S, which was $27.0 million in 2004 compared to $33.5 million in 2003 and offset by contract revenue from other partner-funded programs, which was $1.0 million in 2004 and $311,000 in 2003. The increase in other partner revenue was the result of initiating four new feasibility projects in 2004. The revenue in 2002 consisted of $26.9 million from partner-funded project development revenue from Novo Nordisk A/S and $2.1 million from other partner-funded project development programs. Costs associated with contract-research revenue are included in research and development expenses.
      As a result of the restructuring transaction, our contract revenue from our development agreement with Novo Nordisk will cease in 2005. We will record project development revenue from Novo Nordisk A/ S for the first 26 days of 2005 of approximately $2.1 million. As a result of the restructuring transaction we are no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk related to the commercialization of AERx and will recognize $5.2 million, the remaining balance of the deferred revenue associated with the milestone as revenue in the first quarter of 2005. Subsequently, in 2005 we will record revenue of approximately $800,000 from Novo Nordisk Development Technologies related to transition and support agreements entered into in connection with the restructuring transaction. While we expect some revenues from collaborations with other partners, we cannot reliably predict expected revenues 2005, but they are likely to be significantly lower than in 2004.
      Research and Development Expenses. Research and development expenses decreased in 2004 compared to 2003 and 2002. These expenses were $46.5 million in 2004 compared to $49.6 million in 2003 and $54.7 million in 2002. Research and development expenses as a percentage of total operating expenses were 80% in 2004, 83% in 2003, and 84% in 2002.
      Spending for collaborative and self-initiated research and development projects was as follows (in millions of dollars):

	2004	2003	2002

Collaborative	$28.2	$33.5	$33.4
Self Initiated	18.3	16.1	21.3

Total R&D Spending	$46.5	$49.6	$54.7
      Research and development expenses in 2004 decreased by $3.1 million, or 6%, compared to 2003. The decrease in research and development expenses is primarily due to a reduction in collaborative pulmonary delivery development efforts and cost reduction programs including a reduction in force implemented in July 2003 offset by increased self-initiated Intraject program costs. Research and development expenses in 2003 decreased by $5.1 million, or 9%, compared to 2002. The decrease in research and development expenses is primarily due to a reduction in self-initiated pulmonary delivery development efforts and cost reduction programs, including a reduction in force implemented in July 2003 offset by increased Intraject program costs.
      These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes.
      Up to January 26, 2005 our lead development program for the AERx platform has been targeted at the pulmonary delivery of insulin in patients with diabetes with our partner Novo Nordisk A/ S. After the successful completion of Phase 2b clinical studies in 2001 and formal presentation of those results in 2002, Aradigm and Novo Nordisk A/ S initiated Phase 3 clinical studies in the third quarter of 2002.
      In April 2004, Aradigm and Novo Nordisk announced results from a planned one-year interim analysis of this study. This analysis, designed to examine efficacy of the trial without unblinding it, showed that the primary efficacy endpoints in achieving HbA1c levels were being met. However, a secondary efficacy endpoint of post meal blood glucose control was found not to be equivalent between the two endpoints. As a result of this, Novo Nordisk examined the safety portion of the study. Results showed that the trial had achieved all of the safety endpoints including favorable lung function tests and clear chest x-rays. To investigate the results with respect to secondary efficacy endpoints, Novo Nordisk initiated a pharmacokinetic/pharmacodynamic study in these Type 1 patients. Novo Nordisk has indicated that it will evaluate the results of this trial in connection with its planning for additional trials.
      Our future research and development efforts will be focused on the development and commercialization of the Intraject system and AERx projects, both through self-initiated activities and collaborations with other parties, However, future research and development expenditures cannot be predicted reliably as we depend in part upon continued success and funding levels supported by our existing development collaborations, as well as entering into new collaborative agreements. As a result of the restructuring transaction with Novo Nordisk, we expect our 2005 research and development expenses to decrease by at least 50% from its level in 2004. Depending on the partner collaborations entered into in 2005 our research and development expenses may increase above the level of our self-initiated projects.
      We have other partner-funded and self-initiated programs in development. Future research and development efforts for these partner-funded programs are difficult to predict at this time due to their early stage of development.
      General and Administrative Expenses. General and administrative expenses were $11.9 million in 2004 compared to $10.4 million in 2003 and $10.4 million in 2002. In 2004, general and administrative expenses increased over 2003 general and administrative costs by $1.5 million, resulting primarily from legal and consulting costs associated with the Novo Nordisk and Aradigm Restructuring Agreement, which closed on January 26, 2005. In 2003, general and administrative expenses were consistent with 2002, and reflected increased business development and investor relations expense offset by lower facility and personnel costs. In 2005 we expect general and administrative expense to decrease from 2004 levels by approximately 5% to 10% due to reduced activities resulting from the restructuring transaction with Novo Nordisk.
      Interest Income. Interest income was approximately $200,000 in 2004 compared to $300,000 in 2003 and $800,000 in 2002. The decrease in 2004 and again in 2003 was primarily due to lower average cash and investment balances and to a lesser extent a decrease in interest rates earned on invested cash balances. In 2005 we expect interest income to increase significantly due to our receipt of net proceeds of approximately $11.7 million from a private placement of common stock in December 2004 and net proceeds of approximately, $54.2 million from the January 2005 closing of the restructuring transaction with Novo Nordisk.
      Interest Expense. Interest expense was approximately $20,000 in 2004 compared to $100,000 in 2003 and $600,000 in 2002. The decrease in 2004 is primarily due to lower outstanding capital lease and equipment loan balances under various equipment and lease lines of credit which were completely paid off during 2004. We expect interest expense to be immaterial in 2005.
Liquidity and Capital Resources
      Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. As of December 31, 2004, we had cash, cash equivalents and short-term investments of approximately $16.8 million.
      In December 2004, we issued 8,333,395 shares of common stock in a private placement at a price of $1.50 per share and warrants to purchase 2,083,347 shares of our common stock at $2.10 per share for an aggregate consideration of approximately $12.5 million, resulting in net proceeds received of $11.7 million after payment of applicable professional and legal costs. The proceeds from this issuance will be used for future operating cash requirements.
      Net cash used in operating activities in 2004 was $23.3 million compared to $24.8 million in 2003 and $30.9 million in 2002. The decrease in net cash used in 2004 when compared to 2003 was the result of a greater net loss in 2004 compared to 2003 which was more than offset by changes in working capital that resulted in decreased use of cash: a decrease in other current assets, and increases in accounts payable, deferred revenue and accrued compensation. The timing of rent payments reduced other current assets. The increase in accounts payable results primarily from liabilities for expenses associated with the December 2004 private placement, the Novo Nordisk and Aradigm restructuring transaction, and capital expenditures. The smaller decrease in deferred revenue compared to the prior year is due to our partners’ funding future development at a lower level and the reduced rate of amortization of past milestone payments. The increase in accrued compensation was the result of the timing of the last payroll of the year. The decrease in net cash used in 2003 compared to 2002 resulted primarily from a decrease in net loss offset by reductions of accounts payable and deferred revenue. The decrease in accounts payable in 2003 resulted primarily from timing of payments of expenses associated with our development programs and capital expenditures, while the decrease in deferred revenue was due to our partners funding further development at lower level and the amortization of past milestone payments.
      Net cash provided by investing activities in 2004 was $6.7 million compared to cash used of $8.2 million in 2003 and cash used of $18.6 million in 2002. The majority of the $14.9 million increase in cash provided by investing activities during 2004 was due to liquidating investments with longer periods of maturity. Short-term investments at the end of 2004 were $2.5 million compared to $11.4 at the end of 2003, reflecting an $8.9 million transfer from short-term investments to cash and cash equivalents. In addition, capital additions during 2004 of $2.3 million for the acquisition of Intraject assets were $3.1 million less than total capital additions in 2003. The decrease in cash used in 2003 compared to 2002 resulted from reductions in capital expenditures and reduced movement of short-term investments to cash to fund operations. Capital expenditures for 2003 of approximately $5.4 million relate primarily to $3.0 million for the acquisition of Intraject assets, and $2.4 million for commercial projects and development equipment. Capital expenditures in 2002 of approximately $11.2 million related primarily to pulmonary delivery dosage form manufacturing production equipment.
      Net cash provided by financing activities in 2004 was $12.6 million compared to $28.5 million in 2003 and $2.3 million in 2002. Financing activities in 2004 included the sale of common stock through private placements in December 2004, which raised net proceeds of approximately $11.7 million. In addition, net proceeds received from the issuance of common stock upon exercise of stock options and purchase of common stock under the employee stock purchase plan was $911,000. The proceeds were offset by $428,000 of cash used for capital lease obligations. Financing activities in 2003 included the sale of common stock through private placements in March and November 2003, which raised net proceeds of approximately $27.3 million. In addition, net proceeds received from the issuance of common stock upon exercise of warrants and stock options, and under the employee stock purchase plan was $3.1 million. The proceeds were offset by $1.8 million of cash used for capital lease obligations. The net proceeds from issuances of common stock in 2002 were approximately $6.1 million offset by $3.7 million used for capital lease obligations.
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
      We continue to review our planned operations through the end of 2005, and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2005 will be approximately $11 million. The majority of these outlays will be associated with completing the commercial scale-up of the Intraject production processes, including process, qualification, and registration batch production for sumatriptan. Currently, we are contractually committed to approximately $1.5 million of the anticipated 2005 capital outlays. Capital outlays beyond 2005 will depend on our ability to raise additional capital and future partner funding arrangements. We believe that our existing cash balances at December 31, 2004, funding commitments from corporate development partners, proceeds from the restructuring transaction with Novo Nordisk and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months.
      If we make good progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if issuing additional equity securities raises funds. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.
Off-Balance Sheet Financings and Liabilities
      Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.
Contractual Obligations
      The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Unconditional Purchase Obligations	1,856	1,856	—	—	—
Operating Lease Obligations	53,389	5,131	9,366	10,225	28,667

Total Contractual Commitments	$55,245	$6,987	$9,366	$10,225	28,667

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R using the Black-Scholes model. We plan to adopt SFAS 123R in our fiscal quarter ending September 30, 2005. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal quarter, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value share-based payments to employees to change in 2005.
      In March 2004, the FASB issued Emerging Issues Task Force Issue No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, which provides new guidance for determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2003. Our adoption of the disclosure provisions of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.
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
      We have never been profitable, and through December 31, 2004, we have incurred a cumulative deficit of approximately $245.6 million. We have not had any material product sales and do not anticipate receiving any revenue from product sales in 2005. We expect to continue to incur substantial losses over at least the next several years as we:

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
      Many of our products are at an early stage of development. Before we can begin to sell our products commercially, we will need to invest in substantial additional development and conduct clinical testing. In order to further develop many of our products, we will need to address engineering and design issues. We cannot assure you that we will be successful in addressing these designs, engineering and manufacturing issues. Additionally, we will need to formulate and package drugs for delivery by our AERx and Intraject systems. We cannot assure you that we will be able to do this successfully.
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

•	safety;

•	efficacy

•	ease of use; and

•	price.
      There can be no assurance that our products will be competitive with respect to these factors or that our partners will be able to successfully market any of them in a timely manner.
We depend on collaborative partners and need additional collaborative partners.
      Our commercialization strategy depends on our ability to enter into agreements with collaborative partners. In particular, our ability to successfully develop and commercialize the AERx insulin Diabetes Management System depends on our relationship with Novo Nordisk A/ S.
      Under the terms of the collaborative agreement with Novo Nordisk A/ S, in effect until the closing of the Restructuring Agreement, Novo Nordisk A/ S has agreed to undertake certain collaborative activities with us, design and conduct advanced clinical trials, fund research and development activities with us, pay us fees upon achievement of certain milestones, and purchase product at a defined premium, pay royalties and/or share gross profits if and when we commercialize a product.
      Under the terms of our current agreements with Novo Nordisk A/ S, Novo Nordisk and its affiliates assumed broad control and responsibility with respect to:

•	development and commercialization of the AERx diabetes management products; and

•	management and operation of the manufacturing facility for the AERx insulin Diabetes Management System.
      The development and commercialization of the AERx insulin Diabetes Management System will be delayed if Novo Nordisk A/ S fails to conduct these activities in a timely manner or at all.
      In addition, our development partners could terminate their agreements and we have no assurance that we will receive any development and milestone payments. If we do not receive development funds or achieve milestones set forth in the agreements, or if any of our development partners breach or terminate their agreement, our business will be impaired.
      We will also need to enter into agreements with other corporate partners to conduct the clinical trials, manufacturing, marketing and sales necessary to commercialize other potential products. In addition, our ability to apply our delivery systems to any proprietary drugs will depend on our ability to establish and maintain corporate partnerships or other collaborative arrangements with the holders of proprietary rights to such drugs. We cannot assure you that we will be able to establish such additional corporate partnerships or collaborative arrangements on favorable terms or at all, or that our existing or future corporate partnerships or collaborative arrangements will be successful. We can not assure you that our existing or future corporate partners or collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. We could have disputes with our existing or future corporate partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. If any of our corporate partners or collaborators do not develop or commercialize any product to which it has obtained rights from us, our business could be impaired.
We have limited manufacturing experience.
      We have validated only a single clinical manufacturing facility for disposable packets for our various AERx systems, and pursuant to the Restructuring Agreement with Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc., responsibility for and control of this facility was transferred to Novo Nordisk Delivery Technologies, Inc.
      Either our development partners or we will have to invest significant amounts to attempt to provide for the high-volume manufacturing required for multiple products, and much of this spending will occur before our products are approved. There can be no assurance that:

•	the design requirements of our pulmonary and subcutaneous systems will make it feasible for us to develop it beyond the current prototype;

•	manufacturing and quality control problems will not arise as we attempt to scale-up; or

•	any scale-up can be achieved in a timely manner or at a commercially reasonable cost.
Failure to address these issues could delay or prevent late-stage clinical testing and commercialization of our products.
      As a result of the Restructuring Agreement with Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc., we have limited capacity to manufacture key components of our drug delivery systems. Under the terms of a Contract Manufacturing Agreement we are entering into with Novo Nordisk Delivery Technologies, Inc. in connection with the restructuring transaction, Novo Nordisk Delivery Technologies, Inc. will supply devices and dosage forms to us for development of our other AERx programs. We may decide to attempt to invest in additional production and manufacturing facilities in order to internally produce critical components of our drug delivery systems including the disposable nozzles, assemble the disposable unit-dose packets and fill the drug into the unit-dose packets. Such investment would be significant and we have limited experience in manufacturing disposable unit-dose packets. There can be no assurance that we can successfully do so in high volumes, in a timely manner, at an acceptable cost, or at all.
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
We rely on a small number of vendors and contract manufacturers to supply us with specialized equipment, tools and components.
      We rely on a small number of vendors and contract manufacturers to supply us with specialized equipment, tools and components for use in our development and manufacturing processes. There can be no assurances that these vendors will continue to supply us with such specialized equipment, tools and components, nor can there be any assurances that we could find alternative sources for such specialized equipment and tools. A delay or interruption in development or manufacturing resulting from our inability to acquire the equipment, tools and components we need could have a material adverse effect on our business.
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
      We believe that our existing cash balances at December 31, 2004, funding commitments from corporate development partners, proceeds from the restructuring transaction with Novo Nordisk and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months. However, there can be no assurances that these sources of funding will be sufficient, that our cash requirements will not change or that funding commitments from our corporate development partners will not be amended or terminated.
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
      Our business and competitive position is dependent upon our ability to protect our proprietary technology and avoid infringing on the proprietary rights of others. We have conducted original research on a number of aspects relating to pulmonary drug delivery. While we cannot assure you that any of our patents will provide a significant commercial advantage, these patents are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring certain pharmaceutical formulations, design of dosage forms and their manufacturing, and testing methods. In addition, we are maintaining as trade secrets some of the key elements of our manufacturing technologies; particularly those associated with production of disposable unit-dose packets for the AERx systems.

      In connection with our acquisition of assets from the Weston Medical Group in May 2003, we acquired certain proprietary technologies and other intellectual property relating to the Intraject subcutaneous delivery system. While we have continued to develop the technologies relating to the Intraject system, we cannot assure you that our efforts to protect the proprietary technologies and other intellectual property that we have acquired from Weston will provide adequate protection or significant commercial advantage.
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
      The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly and Company has brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on one of our patents. This case was determined in our favor in 2004, but there can be no assurance that we will not face other similar claims in the future. In addition, because patent applications in the United States are currently maintained in secrecy until patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications on such inventions.
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
      Sumatriptan is currently marketed under the trade name Imitrex in oral, nasal and injectable forms and the injectable form is covered by a series of patents, the first of which is scheduled to come off patent in 2006 in Europe and 2007 in the United States. There is an additional U.S. patent relating to the injectable form of sumatriptan that does not expire until 2009, though this patent has been challenged by multiple parties and may be invalidated. There can be no assurance that this patent will be invalidated, and if not, under certain circumstances we will be unable to enter the U.S. market with Intraject sumatriptan until 2009.
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

      In addition, to market our products in foreign jurisdictions, Aradigm and our partners must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We cannot assure you that we will obtain regulatory approvals in such jurisdictions or that we will not incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired.
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
      We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies such as Alkermes Pharmaceuticals, Inc. and Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.) that are currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, buccal and colonic absorption systems. Several of these companies may have developed or are developing dry powder devices that could be used for pulmonary delivery. Many of these companies and entities have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.
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
Nasdaq National Market.
      At various times during 2004, our common stock traded below $1.00. The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for 30 consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days. If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result. Any reverse stock split we may implement in order to increase the price at which our common stock is traded may not raise such price in proportion to the magnitude of the reverse stock split.
We have implemented certain anti-takeover provisions.
      Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.
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
      As of December 31, 2004 and 2003, we had cash, cash equivalents and short-term investments of $16.8 million and 29.8 million, respectively, consisting of cash and highly liquid, short-term investments. The market value of our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. All capital lease obligations were paid in 2004.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Aradigm Corporation
      We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2004 and 2003, and the related statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
February 11, 2005,
except for Note 11, as to which the date is
February 25, 2005

ARADIGM CORPORATION
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	shares data)
ASSETS
Current assets:
Cash and cash equivalents	$14,308	$18,327
Short-term investments	2,455	11,443
Receivables	99	140
Current portion of notes receivable from officers and employees	67	104
Prepaid and other current assets	1,602	1,910

Total current assets	18,531	31,924
Property and equipment, net	60,555	62,612
Noncurrent portion of notes receivable from officers and employees	216	294
Other assets	439	388

Total assets	$79,741	$95,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,469	$885
Accrued clinical and cost of other studies	293	149
Accrued compensation	2,984	2,021
Deferred revenue	7,525	7,891
Current portion of capital lease obligations	—	427
Other accrued liabilities	1,138	843

Total current liabilities	14,409	12,216
Noncurrent portion of deferred revenue	3,966	5,040
Noncurrent portion of deferred rent	1,943	1,323
Commitments and contingencies
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 in 2004 and 2003; liquidation preference of $37,380 in 2004 and 2003	23,669	23,669
Shareholders’ equity:
Common stock, no par value, 150,000,000 shares authorized; issued and outstanding shares: 72,295,730 in 2004; 62,751,196 in 2003	281,387	268,406
Accumulated other comprehensive loss	(10)	(2)
Accumulated deficit	(245,623)	(215,434)

Total shareholders’ equity	35,754	52,970

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$79,741	$95,218

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Contract and license revenues:
Related parties	$26,999	$33,546	$26,864
Unrelated parties	1,046	311	2,103

Total revenues	28,045	33,857	28,967

Research and development	46,477	49,636	54,680
General and administrative	11,934	10,391	10,394

Total expenses	58,411	60,027	65,074

Loss from operations	(30,366)	(26,170)	(36,107)
Interest income	194	338	818
Interest expense	(17)	(138)	(642)

Net loss	$(30,189)	$(25,970)	$(35,931)

Basic and diluted loss per share:
Net loss	$(0.47)	$(0.52)	$(1.19)

Shares used in computing basic and diluted loss per share	63,705	50,196	30,261

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY

	Redeemable
	Convertible Preferred
	Stock		Common Stock			Accumulated		Total
					Deferred	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Gain/Loss	Deficit	Equity

				(In thousands, except shares data)
Balances at December 31, 2001	2,001,236	$30,735	29,536,383	$224,738	$(54)	$(2)	$(153,533)	$71,149
Issuance of common stock for cash, net of issuance costs of $79	—	—	1,182,034	4,921	—	—	—	4,921
Issuance of common stock under the employee stock purchase plan	—	—	431,695	1,157	—	—	—	1,157
Issuance of common stock upon exercise of stock options	—	—	7,500	26	—	—	—	26
Issuance of options to purchase common stock for services	—	—	—	11	—	—	—	11
Issuance costs related to prior year’s sale of convertible preferred stock	—	(70)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	54	—	—	54
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,931)	(35,931)
Net change in unrealized loss on available-for sale-investments:	—	—	—	—	—	23	—	23

Total comprehensive loss								(35,908)

Balances at December 31, 2002	2,001,236	30,665	31,157,612	230,853	—	21	(189,464)	41,410
Issuance of common stock for cash, net of issuance costs of 7,353 including warrants valued at 5,657	—	—	26,772,941	27,312	—	—	—	27,312
Issuance of common stock through conversion of Series A preferred stock	(456,610)	(6,996)	1,826,440	6,996	—	—	—	6,996
Issuance of common stock under the employee stock purchase plan	—	—	553,028	596	—	—	—	596
Issuance of common stock upon exercise of stock options	—	—	27,125	11	—	—	—	11
Issuance of common stock upon exercise of warrants			2,414,050	2,522				2,522
Issuance of options and warrants to purchase common stock for services	—	—	—	116	—	—	—	116
Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,970)	(25,970)

	Redeemable
	Convertible Preferred
	Stock		Common Stock			Accumulated		Total
					Deferred	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Gain/Loss	Deficit	Equity

				(In thousands, except shares data)
Net change in unrealized loss on available-for sale-investments:	—	—	—	—	—	(23)	—	(23)

Total comprehensive loss								(25,993)

Balances at December 31, 2003	1,544,626	23,669	62,751,196	268,406	0	(2)	(215,434)	52,970
Issuance of common stock for cash, net of issuance costs of 817 including warrants valued at 2,278	—	—	8,333,395	11,683	—	—	—	11,683
Issuance of common stock under the employee stock purchase plan	—	—	839,731	911	—	—	—	911
Issuance of common stock upon exercise of stock options	—	—	406	1	—	—	—	1
Issuance of common stock upon exercise of warrants	—	—	371,002	304	—	—	—	304
Issuance of options and warrants to purchase common stock for services	—	—	—	82	—	—	—	82
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,189)	(30,189)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	—	(8)	—	(8)

Total comprehensive loss								(30,197)

Balances at December 31, 2004	1,544,626	$23,669	72,295,730	$281,387	$0	$(10)	$(245,623)	$35,754

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(30,189)	$(25,970)	$(35,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,813	5,983	5,749
Reserve for obsolete capital assets	544	—	114
Issuance of warrants and common stock for services	82	116	11
Amortization of deferred compensation	—	—	54
Changes in operating assets and liabilities:
Receivables	41	142	1,067
Prepaid and other current assets	308	(454)	(645)
Other assets	(51)	21	121
Accounts payable	1,584	(1,066)	(3,346)
Accrued compensation	963	(174)	434
Accrued liabilities	439	294	(2,765)
Deferred rent	620	215	808
Deferred revenue	(1,440)	(3,921)	3,410

Net cash used in operating activities	(23,286)	(24,814)	(30,919)

Cash flows from investing activities:
Capital expenditures	(2,300)	(5,362)	(11,157)
Purchases of available-for-sale investments	(6,376)	(9,962)	(12,105)
Proceeds from sales and maturities of available-for-sale investments	15,356	7,139	4,685

Net cash provided by (used) in investing activities	6,680	(8,185)	(18,577)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,899	30,441	6,104
Cash used in issuance of redeemable convertible preferred stock, net	—	—	(70)
Proceeds from payments on (cash used in issuance of) notes receivable with officers and employees	115	(93)	—
Payments on capital lease obligations and equipment loans	(427)	(1,822)	(3,703)

Net cash provided by financing activities	12,587	28,526	2,331

Net decrease in cash and cash equivalents	(4,019)	(4,473)	(47,165)
Cash and cash equivalents at beginning of year	18,327	22,800	69,965

Cash and cash equivalents at end of year	$14,308	$18,327	$22,800
Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$126	$499

Non-cash investing and financing activities:
Issuance of options and warrants to purchase common stock for services	$82	$116	$11
Issuance of common stock through conversion of Series A preferred stock	—	6,996	—
Issuance of warrants in conjunction with private placement of common stock	$2,278	$5,657	$—
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

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, and warrants. Actual results could differ from these estimates.

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

Notes Receivable
      Notes receivable are related to advances granted to employees for relocation. All amounts classified as current are due within 12 months. All amounts classified as long-term are due no later than April 2008. All balances are believed to be collectible and are stated at approximate fair value at December 31, 2004.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the Statements of Operations.

Revenue Recognition
      Contract revenues consist of revenue from collaboration agreements and feasibility studies (the “Agreements”). The Company recognizes its revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Under the Agreements, revenue is recognized at the lesser of actual earned reimbursements received or reimbursable costs incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues approximate such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved at which time they generally cease to be refundable.

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

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2004	2003	2002

Net loss applicable to common shareholders — as reported	$(30,189)	$(25,970)	$(35,931)
Add:
Stock-based employee compensation expense included in reported net income	—	—	54
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(4,585)	(5,400)	(7,455)

Pro forma net loss applicable to common shareholders	$(34,774)	$(31,370)	$(43,332)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.47)	$(0.52)	$(1.19)
Pro forma	$(0.55)	$(0.62)	$(1.43)
Pro forma information regarding net loss and basic and diluted net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and non-employee director stock options granted using the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.1%, 2.5%, and 3.9% for the years ended December 31, 2004, 2003 and 2002, respectively; a dividend yield of 0.0%; the annual volatility factor of the expected market price of the Company’s common stock for 2004, 2003 and 2002 are 98.0%, 98.0%, and 87.0% respectively; and a weighted average expected option life of four years. The weighted average fair value of options granted during 2004, 2003 and 2002 with an exercise price equal to the fair value of the Company’s common stock on the date of grant was $1.10, $0.75 and $2.67, respectively. Additionally, the weighted average fair value of options granted during 2004 with an exercise price greater than the fair value of the Company’s common stock on the day of grant was $0.78.
      The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force Issue No. (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model. The value of such non-employee options and warrants are periodically re-

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
measured over their vesting terms. The fair value of options and warrants was remeasured at period end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.0% to 3.25%; using applicable U.S. Treasury rates; a dividend yield of 0.0%; the annual volatility factor of 88%; and a weighted average expected life based on the terms of the option grant or contractual term of the warrant of 1 to 3 years. Expense recognized related to options and warrants issued to non-employees was $82,000, $116,000, and $11,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

Income Taxes
      The Company uses the liability method to account for income taxes as required by SFAS 109, “Accounting for Income Taxes”. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Loss Per Share
      Net loss per share has been calculated under SFAS 128, “Earnings Per Share.” Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the years ended December 31, 2004, 2003 and 2002. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options, warrants and redeemable convertible preferred stocks are antidilutive. For the years ended December 31, 2004, 2003 and 2002, the total number of shares excluded from diluted loss per share relating to these securities was 12,832,271, 11,396,269, and 8,283,600 shares, respectively.

Significant Concentrations
      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Risks associated with these instruments are mitigated by banking with and only purchasing commercial paper from creditworthy institutions. The maximum amount of loss due to credit risk associated with these financial instruments is their respective fair values as stated in the Balance Sheet.
      Although the Company has had development arrangements with other collaborative partners, the arrangement with Novo Nordisk A/ S is its only active, funded development agreement. For the year ended December 31, 2004, this partner-funded program contributed approximately 96% of total contract revenues. The agreement with Novo Nordisk A/ S can be terminated under certain conditions, including by either party on limited written notice, by Novo Nordisk A/ S by limited prior written notice upon the occurrence of certain events, and by either party upon a thirty day written notice in the event that the other party commits a material breach under the agreement and fails to remedy such breach within the sixty days’ notice of such breach. Novo Nordisk A/ S, a publicly traded Danish company, is considered to be a related party due to its ownership interest in the Company. Novo Nordisk A/ S owned approximately 10% of the Company’s common stock on an as converted basis as of December 31, 2004.

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

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values calculated under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SAFAS No. 123. We expect to calculate the value of share-based payments under SFAS 123R using the Black-Scholes model. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. We plan to adopt SFAS 123R in our fiscal quarter ending September 30, 2005. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal quarter, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value share-based payments to employees to change in 2005.
      In March 2004, the FASB issued Emerging Issues Task Force Issue No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, which provides new guidance for determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2003. Our adoption of the disclosure provisions of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Reclassifications
      Certain reclassifications of prior year amounts have been made to conform to current-year presentation. The reclassification is related to the separate disclosure of accumulated other comprehensive loss in the Balance Sheets and the Statements Of Redeemable Convertible Preferred Stock And Shareholders’ Equity.

2.	Financial Instruments

Cash Equivalents and Investments
      The following summarizes the Company’s fair value of cash equivalents and investments (amounts in thousands):

	December 31,

	2004	2003

Cash equivalents:
Money market fund	$800	$604
Commercial paper	13,508	17,723

	$14,308	$18,327

Short-term investments:
Commercial paper	$—	5,522
Corporate and Government notes	2,455	$5,921

	$2,455	$11,443

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Short-Term investments:
Investments maturing in 90 days to less than 1 year:
Commercial paper	$—	$5,522
Corporate notes	1,016	1,017
Foreign debt securities	—	337
US government agencies	1,439	2,080

Total maturing in less than 1 year	$2,455	$8,956

Investments maturing in 1 to 2 years:
Corporate notes	$—	1,507
US government agencies	—	980

Total maturing in 1 to 2 years	—	2,487

Total short term investments	$2,455	$11,443

      As of December 31, 2004 and 2003, the difference between the fair value and the amortized cost of available-for-sale securities was $10,000 loss and $2,000 loss respectively. The individual gross unrealized gains and individual gross unrealized losses for 2004 and 2003 were immaterial. Realized gains and losses on sales of available-for-sale investments during the years ended December 31, 2004 and 2003 were insignificant.

3.	Property and Equipment
      Property and equipment consist of the following (amounts in thousands):

	December 31,

	2004	2003

Machinery and equipment	$14,364	$18,336
Furniture and fixtures	1,917	1,903
Lab equipment	4,086	4,050
Computer equipment and software	6,256	6,068
Leasehold improvements	12,225	12,176

Fixed Assets at Cost	38,848	42,533
Less accumulated depreciation and amortization	(27,740)	(23,927)

Net Depreciable Assets	11,108	18,606
Construction in progress	49,447	44,006

Property and equipment, net	$60,555	$62,612

      At December 31, 2004 no property and equipment included assets under capitalized leases. At December 31, 2003 property and equipment include assets under capitalized leases was approximately $2,068,000. Accumulated depreciation related to leased assets at December 31, 2003 was approximately $1,534,000. As of January 26, 2005 the Company sold certain equipment, leasehold improvements and other tangible assets. See Note 11, Subsequent Event.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Leases, Commitments and Contingencies
      The Company leases its office, laboratory and manufacturing facilities under several operating leases expiring through the year 2016. Future minimum lease payments under non-cancelable operating at December 31, 2004 are as follows (amounts in thousands):

Operating
Leases

Years ending December 31:
2005	$5,131
2006	4,434
2007	4,932
2008	5,091
2009	5,134
2010 and thereafter	28,667

Total minimum lease payments	$53,389

      Certain of the Company’s operating leases have rent escalation clauses and accordingly, the Company recognizes rent expense on a straight-line basis. At December 31, 2004 and 2003, the Company had $1.9 million and $1.3 million of deferred rent, respectively.
      For the years ended December 31, 2004, 2003 and 2002, rent expense under operating leases totaled $5.5 million, $5.4 million, and $5.9 million respectively.
      At December 31, 2004, the Company had contractual non-cancelable purchase commitments of $1.9 million related to capital equipment purchases of $1.6 million and $300,000 for services.
      As of January 26, 2005 certain operating leases were assigned to Novo Nordisk in accordance with the restructuring transaction. See Note 11, Subsequent Event.

Indemnification
      The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2004 or 2003.

Legal Matters
      From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

5.	Redeemable Convertible Preferred Stock and Common Stock Warrants
      The Company completed a $48.4 million preferred stock financing in December 2001. Under the terms of the financing the Company sold to a group of investors 2,001,236 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a purchase price of $24.20 per share. Each share of preferred stock,

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
together with accrued and unpaid dividends, is convertible at the option of the holder into four shares of common stock. The Company also issued warrants to the investors to purchase 5,203,212 shares of common stock at an exercise price of $6.97 per share. Issuance costs of approximately $3.0 million were accounted for as a reduction to proceeds from the preferred stock financing. The warrants are exercisable for a four-year period ending in 2006.
      In March, June and July 2003, certain holders of shares of the Company’s preferred stock elected to convert an aggregate of 456,610 shares of preferred stock to common stock. The Company issued 1,826,440 shares of common stock in connection with the conversion.
      Holders of preferred stock are entitled to cumulative dividends, which shall accrue at an annual rate of 6%, payable only when and if declared by the Board of Directors. At the option of the Company, dividends may be paid in either cash or in shares of common stock, which will be valued at a price equal to the then current market price. The current market price of the common stock on any dividend payment date shall be based on the closing price of the Company’s common stock as quoted on the Nasdaq Stock Market. There were no dividends declared as of December 31, 2004 or 2003.
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
      Upon any liquidation, dissolution, redemption or winding up of the Company, whether voluntary or involuntary, the holders of outstanding preferred stock will be entitled to a liquidation preference, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events) to the holders of preferred stock. Any remaining assets will be available for distribution to holders of common stock.
      Each holder of preferred stock shall have a number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s shares of preferred stock and shall have voting rights and powers equal to the voting rights and powers of the Company’s common stock. At December 31, 2004 the total liquidation preference of all outstanding preferred stock was approximately $37,380,000.

Summary of Preferred Stock and Warrant Accounting
      The net proceeds of the preferred stock offering were reduced by approximately $14.7 million, representing the value assigned to the common stock warrants issued with the preferred stock. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 87%, risk-free interest rate of 4.71%, no dividend yield, and an expected life of 5 years. After reducing the $48.4 million proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price is compared to the fair market value of the Company’s common stock on the issuance date of the preferred stock resulting in a beneficial conversion feature of approximately $10.7 million, which represents the difference between the fair market value of the Company’s common stock and the discounted conversion price. The value of the beneficial conversion feature was reported on the Statements of Operations for the year ended December 31, 2001 as a deemed dividend and was included in the calculation of net loss applicable to the common shareholders.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      In a private placement in December 2004, the Company issued 8,333,395 shares of common stock at a price of $1.50 per share and warrants to purchase 2,083,347 shares of common stock at $2.10 per share, for aggregate consideration of approximately $12.5 million. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 3.6%, no dividend yield, and an expected life of four years, and recorded approximately $2,278,428 as issuance costs related to the private placement. These warrants are exercisable through December 2008.
      In November 2003 the Company issued 7,780,550 shares of common stock at $1.80 per share and warrants to purchase 1,945,133 shares of common stock at $2.50 per share to certain investors for an aggregate purchase price of approximately $14.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $2,647,511 as issuance costs related to the private placement. These warrants are exercisable through November 2007.
      In March 2003, the Company issued 18,992,391 shares of common stock at $0.79 per share and warrants to purchase 4,273,272 shares of the common stock at $1.07 per share to certain investors for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $1,882,733 as issuance costs related to the private placement. In addition, in connection with this private placement, the Company issued warrants (“replacement warrants”) to purchase an aggregate of 4,016,024 shares of its common stock at $1.12 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $6.97 per share, held by the same investors. The Company valued the replacement warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1,126,855 as issuance costs related to the private placement. These warrants are exercisable through March 2007.
      In July 2002, the Company raised $5 million through the sale of 1,182,034 shares of common stock at a price of $4.23 per share to Novo Nordisk Pharmaceuticals, Inc. (“Novo Nordisk Pharmaceuticals”), an affiliate of Novo Nordisk A/ S. This sale was made under the terms of the Stock Purchase Agreement entered into in October 2001 with Novo Nordisk Pharmaceuticals.
      In June 2004, the Company filed a Certificate of Amendment to the Company’s amended and restated Articles of Incorporation with the Secretary of State of the State of California to increase the Company’s authorized number of shares of common stock from 100,000,000 to 150,000,000 shares. The additional shares of common stock authorized by the amendment have rights identical to the common stock of the Company outstanding immediately before the filing of the amendment. Issuances of common stock from the additional authorized shares do not affect the rights of the holders of the Company’s common stock and preferred stock outstanding immediately before the filing of the amendment, except for effects that may be incidental to increasing the number of shares of the Company’s common stock outstanding, such as dilution of the earnings per share and voting rights of holders of other common stock.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Reserved Shares
      At December 31, 2004, the Company had 11,072,760 shares of its common stock reserved for issuance upon exercise of common stock warrants, 13,295,808 shares reserved for issuance upon exercise of options under all plans, 6,178,504 shares reserved for issuance upon conversion of preferred stock and 730,455 available authorized shares under the Employee Stock Purchase Plan.

Other Common Stock Warrants
      During 2004 the Company received net proceeds of approximately $304,000 and issued an aggregate of 371,002 shares of common stock in connection with the exercise of warrants.
      During 2004, the Company amended the payment terms of the operating lease for its primary offices. In consideration for the amended lease agreement, Aradigm replaced common stock warrants to purchase 135,000 shares of common stock at $10.16 — $21.72 per share with new common stock warrants with an exercise price equal to $1.71 per share. The $88,000 incremental fair value of the replacement warrants, as defined as the fair value of the new warrant less the fair value of the old warrant on date of replacement, is being amortized to operating expenses on a straight-line basis over the remaining life of the lease. The fair value of the warrants was measured using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates between 1.3% and 2.4%; a dividend yield of 0.0%; annual volatility factor of 88%; and a weighted average expected life based on the terms on the contractual term of the warrants from 1 to 3.5 years.
      During 2003 the Company received net proceeds of approximately $2.5 million and issued an aggregate of 2,414,050 shares of common stock in connection with the exercise of warrants.
      In March 2003, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 25,000 shares of common stock which are exercisable at $1.31 per share and vests over the 48 month service period of which 4,688 shares vested during the year ended December 31, 2003. In 2004, the Company terminated the financial service relationship and accelerated the vesting schedule for all remaining 20,312 shares. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.0%, no dividend yield, and an expected life of four years. The fair value of these warrants is re-measured as the underlying warrants vest and is being expensed over the vesting period of the warrants. For the year ended December 31, 2004 the Company recorded $22,000 of expense in connection with these warrants. These warrants are exercisable through March 2008.
      In October 2002, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 75,000 shares of common stock, 25,000 of which are exercisable at $1.99 per share, 25,000 shares of which are exercisable at $2.39 per share and 25,000 shares of which are exercisable at $2.79 per share. At the execution of the agreement 15,000 shares immediately vested and the remaining shares shall vest based on the achievement of various performance benchmarks set forth in the agreement: all benchmarks were achieved as of March 2004. The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.0%, no dividend yield, and an expected life of four years. The fair value of these warrants is re-measured as the underlying warrants vest and is being expensed over the vesting period of the warrants. For the year ended December 31, 2003 the Company recognized $77,000 of expense associated with these warrants. In the year ended December 31, 2004, due to all benchmarks being achieved during the year, the Company reversed previously recognized expense of $48,000. The warrants are exercisable through October 2007.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

1996 Equity Incentive Plan and 1996 Non-Employee Directors’ Plan
      In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Equity Incentive Plan (the “Plan”), which amended and restated the 1992 Stock Option Plan. The original plan reserved 4.8 million shares for future authorization. In May 2003, the Board approved an amendment to the 1996 Plan, to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 2.0 million shares to 10.0 million. The aggregate reserved for authorization is 14.8 million. As of December 31, 2004, the Company had 14,593,193 shares of common stock authorized for issuance under the Plan. Options granted under the Plan expire no later than 10 years from the date of grant. Options granted under the Plan may be either incentive or non-statutory stock options. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. The evergreen provision will automatically increase the number of shares reserved under the Plan, subject to certain limitations, by 6% of the issued and outstanding Common Stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning 2001 and ending 2005.
      Options granted under the 1996 Equity Incentive Plan may be immediately exercisable based on the specific grant as defined by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the Plan, employees may exercise options in exchange for a note payable to the Company. As of December 31, 2004 and 2003, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 38,294 shares in accordance with these agreements through December 31, 1998. Subsequently, no grants with early exercise provision have been granted under the 1996 Equity Incentive Plan and no shares have been repurchased. During 2004, the Company granted options to purchase 3,488,800 shares of common stock under the 1996 Equity Incentive Plan, none of which included an early exercise provision.
      The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 225,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan will have no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31 2004 and as of December 31, 2004, 105,924 outstanding options with exercise prices ranging from $8.25 — $24.13 remained with no additional shares available for grant.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a summary of activity under the Equity Incentive Plan and the Directors’ Plan:

	Options Outstanding

	Shares Available for	Number of		Weighted Average
	Grant of Options	Shares	Price Per Share	Exercise Price

Balance at December 31, 2001	496,010	4,217,448	$0.33–$24.13	$9.94
Options authorized	1,783,393	—	—	—
Options granted	(2,149,280)	2,149,280	$1.42–$4.82	$4.20
Options exercised	—	(7,500)	$3.44	$3.44
Options cancelled	457,970	(480,470)	$1.42–$23.00	$7.81

Balance at December 31, 2002	588,093	5,878,758	$0.33–$24.13	$8.05
Options authorized	3,042,618	—	—	—
Options granted	(1,812,750)	1,812,750	$0.91–$2.16	$1.29
Options exercised	—	(27,125)	$0.33–$0.95	$0.42
Options cancelled	1,180,557	(1,180,557)	$0.95–$23.38	$7.83

Balance at December 31, 2003	2,998,518	6,483,826	$0.37–$24.13	$6.23
Options authorized	3,813,870	—	—	—
Options granted	(3,488,800)	3,488,800	$0.76–$2.40	$1.55
Options exercised	—	(406)	$0.95–$1.42	$1.24
Options cancelled	556,372	(556,372)	$0.37–$23.57	$6.32

Balance at December 31, 2004	3,879,960	9,415,848	$0.43–$24.13	$4.44

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted	Weighted Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual Life
Exercise Price Range	Number	Price	Life (in years)	Number	Price	(in years)

$0.43 – $0.57	11,499	$0.50	0.9	11,499	$.50	0.9
$0.76 – $1.10	2,553,600	$1.01	9.0	528,142	$.98	8.4
$1.15 – $1.72	839,456	$1.27	9.2	200,984	$1.36	8.4
$1.80 – $2.60	1,856,300	$2.30	8.9	264,668	$2.19	8.2
$3.34 – $4.88	2,027,810	$4.22	7.1	1,528,458	$4.20	7.1
$5.11 – $7.52	700,197	$6.12	5.7	662,146	$6.13	5.6
$8.25 – $12.25	683,943	$10.76	3.5	691,056	$10.76	3.5
$12.44 – $17.63	421,988	$15.54	5.0	424,925	$15.52	5.0
$18.75 – $24.13	321,055	$22.24	5.4	321,056	$22.24	5.4

	9,415,848	$4.44	7.6	4,632,934	$7.13	6.3

      The Company recorded deferred compensation of approximately $704,000 for the difference between the grant price and the fair value of certain of the Company’s common stock options granted in 1998. There were no such grants in 2004, 2003 and 2002. Amortization of deferred compensation recognized in the years ended December 31, 2002 was approximately $54,000. Deferred compensation was fully amortized as of December 31, 2002.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
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
      As of December 31, 2004 a total of 2,519,545 shares have been issued under the Purchase Plan, leaving a balance of 730,455 available authorized shares. Under SFAS No. 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions for 2004; expected volatility of 110.0%; risk-free interest rates of 1.2%; an average expected life of one year and a dividend yield of 0.0%. The weighted-average fair value of the purchase rights granted was $0.58 per share in 2004. Pro-forma compensation expense of $623,000, $245,000, and $667,000 for the years ended December 31, 2004, 2003, and 2002 respectively, associated with shares granted under the Employee Stock Purchase Plan has been included in the disclosure entitled Stock Based Compensation in Note 1.

7.	Employee Benefit Plans
      The Company has a 401(k) Plan which stipulates that all full-time employees with at least 30-days of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to $13,000 annually on a pretax basis. Subject to a maximum dollar match contribution of $6,500 per year, the Company will match 50% of the first 6% of the employee’s contribution on a pretax basis. The Company expensed total employer matching contributions of $461,000, $483,000, and $527,000 in 2004, 2003 and 2002, respectively.

8.	Collaborative Agreements

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
      Through December 31, 2004, the Company received from Novo Nordisk A/ S approximately $154.1 million in product development and milestone payments and, of this amount, the Company has recognized approximately $142.8 million as contract revenue and $11.3 million has yet to be recognized over the life of the project.
      In 1998, the Company raised $5.0 million through the sale of common stock to Novo Nordisk A/ S at a 25% premium to the fair market price. In June 2001, the Company raised an additional $5 million through the sale of common stock to Novo Nordisk A/ S at the fair market price. In October 2001, the Company entered into a new common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the new agreement, Novo Nordisk Pharmaceuticals committed to purchase up to $45 million of the Company’s common stock at fair market value specified in the agreement, of which $20 million was invested initially. In July 2002, the Company raised $5 million through the sale of common stock to Novo Nordisk Pharmaceuticals under the terms of the agreement. Under the terms of the development agreement in place between the Company and Novo Nordisk before completion of the restructuring transaction, Novo Nordisk A/ S will funded all product development costs incurred by the Company under the terms of the agreement, while Novo Nordisk A/ S and the Company agreed to co-fund final development of the AERx device. The Company was

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
to be the initial manufacturer of all the products covered by the agreement and was to receive a share of the overall gross profits resulting from Novo Nordisk A/ S’s sales of the products. For the years ended December 31, 2004, 2003 and 2002, the Company recognized contract revenues of $27.0 million, $33.5 million, and $26.9 million, respectively.
      As of January 26, 2005 the agreement with Novo Nordisk was amended. See Note 11, Subsequent Event.
      The Company receives revenue from other partner-funded programs. These programs are generally early-stage feasibility programs and may not necessarily develop into long-term development agreements with the partners.
      Significant partner payments, contract and milestone revenues and deferred revenue are as follows (amounts in thousands):

	December 31,

	2004	2003	2002

Deferred revenue — beginning balance	$12,931	$16,852	$13,442
Partner payments:
Novo Nordisk A/ S	25,373	29,625	30,794
Other partner-funded programs	1,232	311	1,583

Total partner payments	26,605	29,936	32,377

Contract revenue recognized:
Novo Nordisk A/ S	26,999	33,546	26,864
Other partner-funded programs	1,046	311	2,103

Total contract revenue recognized	28,045	33,857	28,967

Deferred revenue — ending balance	11,491	12,931	16,852
Less: Noncurrent portion of deferred revenue	(3,966)	(5,040)	(6,170)

Current portion of deferred revenue	$7,525	$7,891	$10,682

      As a result of the restructuring transaction, our contract revenue from the Company’s development agreement with Novo Nordisk will cease in 2005. Of the amount currently recorded in deferred revenue the Company will record $11.3 million in the first quarter of 2005 as: project development revenue of $2.1 million, deferred milestone revenue of $5.2, and $4.0 million partial payment for the sale of the insulin development program assets in accordance with the restructuring agreement. See Note 11, Subsequent Event.

9.	Related Party Transactions
      Novo Nordisk A/ S and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at December 31, 2004 own approximately 10% of the Company’s total outstanding common stock (on an as-converted basis).

Development and License Agreement
      In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk A/ S to jointly develop a pulmonary delivery system for administering insulin by inhalation. Under the terms of the agreement, Novo Nordisk A/ S has been granted exclusive rights to worldwide sales and marketing rights for any products developed under the terms of the agreement. Through December 31, 2004, the Company received from Novo Nordisk A/ S approximately $154.1 million in product development and milestone payments and, of this amount, the Company has recognized approximately $142.8 million as

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
contract revenue. Novo Nordisk A/ S will fund all product development costs incurred by the Company under the terms of the agreement, while Novo Nordisk A/ S and the Company will co-fund final development of the AERx device. Under its agreements with Novo Nordisk in effect at December 31, 2004, the Company was to have been the initial manufacturer of all the products covered by the agreement and will receive a share of the overall gross profits resulting from Novo Nordisk A/ S’s sales of the products. For the years ended December 31, 2004, 2003 and 2002, the Company recognized contract revenues of $27.0 million, $33.5 million and $26.9 million, respectively. No amounts were due to the Company from Novo Nordisk A/ S at December 31, 2004 and 2003.
      As of January 26, 2005 the development and license agreement with Novo Nordisk was amended. See Note 11, Subsequent Event.

Securities Purchase Agreements
      In 1998, the Company raised $5.0 million through the sale of common stock to Novo Nordisk A/ S at a 25% premium to the fair market price. In June 2001, the Company raised an additional $5 million through the sale of common stock to Novo Nordisk A/ S at the fair market price. In October 2001, the Company entered into a new common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the new agreement, Novo Nordisk Pharmaceuticals committed to purchase up to $45 million of the Company’s common stock at fair market value specified in the agreement, of which $20 million was invested initially. In July 2002, the Company raised $5 million through the sale of common stock to Novo Nordisk Pharmaceuticals under the terms of the agreement. Since the inception of the collaboration in June 1998 through December 31, 2004, the Company raised $35 million through the sale of common stock to Novo Nordisk A/S.
      As of January 26, 2005 the stock purchase agreement with Novo Nordisk was amended. See Note 11, Subsequent Event.

10.	Income Taxes
      There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes.
      Significant components of the Company’s deferred tax assets are as follows (amounts in thousands):

	December 31,

	2004	2003

Net operating loss carryforward	$73,900	$58,900
Deferred revenue	4,600	5,200
Research and development credits	14,400	11,900
Capitalized research and development	7,100	11,400
Other	1,800	1,200

Total deferred tax assets	101,800	88,600
Valuation allowance	(101,800)	(88,600)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13,200,000 in 2004 and $14,600,000 in 2003.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company had net operating loss carryforwards for federal income-tax purposes of approximately $195,000,000, which expire in the years 2006 through 2024, and federal research and development tax credits of approximately $9,800,000, which expire in the years 2006 through 2024. As of December 31, 2004, the Company had net operating loss carryforwards for California income tax purposes of approximately $61,700,000, which expire in the years 2005 through 2014, and California research and development tax credits of approximately $5,800,000, which do not expire and California Manufacturer’s Investment Credit of approximately $1,100,000, which expire in the years 2005 through 2013.
      The use of the Company’s net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal revenue Code and similar California provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

11.	Subsequent Event
      As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc. as of September 28, 2004. Under the terms of the Restructuring Agreement the Company sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to Novo Nordisk Delivery Technologies, for a cash payment of approximately $55.3 million, in which the Company received net proceeds of $51.3 million after applying approximately $4.0 million of cost advances previously made by Novo Nordisk. Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. The company does not anticipate a material tax liability associated with this transaction. In connection with the restructuring transaction we entered into various related agreements with Novo Nordisk and Novo Nordisk Delivery Technologies effective January 26, 2005, including the following:

•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to the Company on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of AERx iDMS;

•	a three-year agreement under which Novo Nordisk Delivery Technologies will perform contract manufacturing for the Company of AERx iDMS-identical devices and dosage forms filled with compounds provided by the Company in support of preclinical and initial clinical development by the Company of other AERx products; and

•	an amendment of the stock purchase agreement in place between the Company and Novo Nordisk prior to the closing of the restructuring transaction, deleting the provisions whereby the Company can require Novo Nordisk to purchase certain amounts of common stock, imposing certain restrictions on the ability of Novo Nordisk to sell shares of the Company’s common stock previously purchased by Novo Nordisk, and providing Novo Nordisk with certain registration and information rights with respect to these shares.
      At the closing of the restructuring transaction, the Company received $50.6 million in cash, applied $4.0 million of deposits from Novo Nordisk and recorded $731,000 as payment for inventory, prepaid, and other assets from Novo Nordisk Delivery Technologies in consideration for $54.5 million of fixed assets at net book value, $515,000 of inventory and $317,000 for prepaid and other assets.
      As a result of this transaction the Company was no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk related to the commercialization of AERx and recognized the remaining balance of the deferred revenue associated with the milestone of $5.2 million as revenue in the

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
first quarter of 2005. Additionally, Aradigm was released from its contractual obligation relating to future operating leases payments for the two buildings assigned to Novo Nordisk Delivery Technologies and accordingly reversed the deferred rent expense related to the two buildings of $1.4 million. At December 31, 2004 the Company’s future lease commitments totaled $53.4 million. After the closing of the restructuring transaction with Novo Nordisk, the Company’s future lease commitments total $26.2 million.
      As a result of the restructuring transaction, our contract revenue from the Company’s development agreement with Novo Nordisk will cease in 2005. The Company will record project development revenue from Novo Nordisk A/ S for the first 26 days of 2005 of approximately $2.1 million. Subsequently, in 2005 we will record revenue of approximately $800,000 from Novo Nordisk Development Technologies related to transition and support agreements entered into in connection with the restructuring transaction.
      In addition, Novo Nordisk delivery Technologies hired 126 Aradigm employees at the closing of the restructuring transaction.
      Subsequent to completion in January 2005 of the restructuring transaction between the Company and Novo Nordisk, the Company has commitments under two leases. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A minor portion of this lease expense is offset by a sublease to Novo Nordisk Delivery Technologies of $10,000 per month for 14 months commencing January 2005. The second lease is for a warehouse and expires in December 2005. Future minimum lease payments non-cancelable at December 31, 2004 under these two lease agreements are as follows (amounts in thousands):

Operating
Leases

Years ending December 31:
2005	$2,645
2006	1,764
2007	2,321
2008	2,388
2009	2,337
2010 and thereafter	14,705

Total minimum lease payments	$26,160

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Results of Operations (Unaudited)
      Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (amounts in thousands):

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Contract and license revenues	$6,643	$7,078	$6,352	$7,972

Operating expenses:
Research and development	11,887	11,412	11,407	11,771
General and administrative	2,536	3,167	3,217	3,014

Total expenses	14,423	14,579	14,624	14,785

Loss from operations	(7,780)	(7,501)	(8,272)	(6,813)
Interest income	66	49	45	34
Other income and expense	(10)	(5)	(3)	1

Net loss	(7,724)	(7,457)	(8,230)	(6,778)

Basic and diluted loss per share applicable to common shareholders:
Net loss	$(0.12)	$(0.12)	$(0.13)	$(0.10)

Shares used in computing basic and diluted loss per share applicable to common shareholders	62,942	63,531	63,564	64,773

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Contract and license revenues	$7,690	$9,378	$9,843	$6,946

Operating expenses:
Research and development	12,999	14,001	11,988	10,648
General and administrative	2,669	2,844	2,428	2,450

Total expenses	15,668	16,845	14,416	13,098

Loss from operations	(7,978)	(7,467)	(4,573)	(6,152)
Interest income	108	86	68	76
Interest expense	(56)	(39)	(27)	(16)

Net loss	$(7,926)	$(7,420)	$(4,532)	$(6,092)

Basic and diluted loss per share applicable to common shareholders:
Net loss	$(0.22)	$(0.15)	$(0.08)	$(0.10)

Shares used in computing basic and diluted loss per share applicable to common shareholders	35,601	51,144	54,263	59,421

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
Identification of Directors; Audit Committee Information; Code of Ethics
      The information required by this Item concerning (i) the Company’s directors, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 19, 2005, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).
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
      (a)(1) Financial Statements.
      Included in Part II of this Report:
      (2) Financial Statement Schedules.
      All schedules have been omitted because they are not required.
      (3) Exhibits.

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(4)	Bylaws of the Company, as amended.
3	.3(10)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(9)	Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3	.5(10)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(10)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(15)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(15)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(14)+	Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the Equity Incentive Plan.
10	.5(1)+	Form of the Company’s Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan.
10	.7(14)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(1)	Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June 9, 1995.
10	.10(2)*	Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.

Exhibit No.		Description

10	.11(3)	Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11a(3)	First Amendment to Lease dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11b(3)	Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10	.12(3)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(5)	Rights Agreement, dated as of August 31, 1998, between the Company and Bank Boston, N.A.
10	.13a(10)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and Fleet National Bank.
10	.13b(10)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and EquiServe Trust Company.
10	.14(6)	Lease Agreement for the property located at 2704 West Winton Avenue, Hayward, California, dated September 11, 2000, between the Company and Winton Industrial Center, Inc.
10	.14a(8)	Amendment No. 1 to Standard Office/ Warehouse Lease, dated March 1, 2001, by and between the Company and Winton Industrial Center, Inc.
10	.15(6)	Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
10	.16(7)*	Amendment to GlaxoSmithKline agreement executed in December 2000.
10	.17(11)	Securities Purchase Agreement, dated as of February 10, 2003, by and among the Company and the purchasers named therein.
10	.18(11)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto.
10	.19(12)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.20(13)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchasers named therein.
10	.21(16)	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10	.22(17)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

*	The Company has sought confidential treatment for portions of the referenced exhibit.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236), as amended.

(2)	Incorporated by reference to the Company’s Form 8-K filed on November 7, 1997.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(5)	Incorporated by reference to the Company’s 8-K filed on September 2, 1998.

(6)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.

(9)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584).

(10)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(14)	Incorporated by reference to the Company’s definitive proxy statement filed on April 2, 2004

(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(16)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004

(17)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
      (c) Index to Exhibits.
      See Exhibits listed under Item 15(a)(3).
      (d) Financial Statement Schedules.
      All schedules have been omitted because they are not required.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 30th day of March 2005.

ARADIGM CORPORATION

By:	/s/ V. Bryan Lawlis

V. Bryan Lawlis
President and Chief Executive Officer
      KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, V. Bryan Lawlis and Thomas C. Chesterman, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.
      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Bryan Lawlis V. Bryan Lawlis	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2005

/s/ Thomas C. Chesterman Thomas C. Chesterman	Sr. VP and Chief Financial Officer(Principal Financial and Accounting Officer)	March 30, 2005

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 30, 2005

/s/ Frank H. Barker Frank H. Barker	Director	March 30, 2005

/s/ Stan Benson Stan Benson	Director	March 30, 2005

/s/ Igor Gonda Igor Gonda	Director	March 30, 2005

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director	March 30, 2005

Signature	Title	Date

/s/ John M. Nehra John M. Nehra	Director	March 30, 2005

/s/ Wayne L. Roe Wayne L. Roe	Director	March 30, 2005

/s/ Richard P. Thompson Richard P. Thompson	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(4)	Bylaws of the Company, as amended.
3	.3(10)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(9)	Certificate of Determination and Preferences of Series A Convertible Preferred Stock.
3	.5(10)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(10)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(15)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(15)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(14)+	Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the Equity Incentive Plan.
10	.5(1)+	Form of the Company’s Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan.
10	.7(14)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(1)	Master Lease Agreement and Warrant, between the Company and Comdisco, Inc., dated June 9, 1995.
10	.10(2)*	Product Development and Commercialization Agreement between the Company and SmithKline Beecham PLC.
10	.11(3)	Lease Agreement for the property located at 3911 Trust Way, Hayward, California, dated March 17, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11a(3)	First Amendment to Lease dated December 22, 1997, between the Company and Hayward Point Eden I Limited Partnership.
10	.11b(3)	Second Amendment to Lease, dated January 28, 1998, between the Company and Hayward Point Eden I Limited Partnership.
10	.12(3)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(5)	Rights Agreement, dated as of August 31, 1998, between the Company and Bank Boston, N.A.
10	.13a(10)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and Fleet National Bank.
10	.13b(10)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and EquiServe Trust Company.
10	.14(6)	Lease Agreement for the property located at 2704 West Winton Avenue, Hayward, California, dated September 11, 2000, between the Company and Winton Industrial Center, Inc.
10	.14a(8)	Amendment No. 1 to Standard Office/ Warehouse Lease, dated March 1, 2001, by and between the Company and Winton Industrial Center, Inc.
10	.15(6)	Lease Agreement for the property located at 3930 Point Eden Way, Hayward, California, dated July 1, 2000, between the Company and Hayward Point Eden I Limited Partnership.
10	.16(7)*	Amendment to GlaxoSmithKline agreement executed in December 2000.

Exhibit No.		Description

10	.17(11)	Securities Purchase Agreement, dated as of February 10, 2003, by and among the Company and the purchasers named therein.
10	.18(11)	Warrant Repricing Agreement, dated as of February 10, 2003, by and between the Company and the persons listed on Exhibit A thereto.
10	.19(12)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.20(13)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchasers named therein.
10	.21(16)	Restructuring Agreement, dated as of September 18, 2004, by and among the Company, Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc.
10	.22(17)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

*	The Company has sought confidential treatment for portions of the referenced exhibit.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236), as amended.

(2)	Incorporated by reference to the Company’s Form 8-K filed on November 7, 1997.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(5)	Incorporated by reference to the Company’s 8-K filed on September 2, 1998.

(6)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.

(9)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584).

(10)	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(14)	Incorporated by reference to the Company’s definitive proxy statement filed on April 2, 2004

(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(16)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004

(17)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.