Form 10-Q
period 2005-03-31
ARADIGM CORP
filed 2005-05-13
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at April 30, 2005)
Common	72,589,902

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ARADIGM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,641	$14,308
Restricted cash	200	—
Short-term investments	5,029	2,455
Receivables	466	99
Current portion of notes receivable from officers and employees	63	67
Prepaid expenses and other current assets	635	1,602

Total current assets	55,034	18,531

Property and equipment, net	7,263	60,555
Noncurrent portion of notes receivable from officers and employees	206	216
Other assets	414	439

Total assets	$62,917	$79,741

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,966	$2,469
Accrued clinical and cost of other studies	345	293
Accrued compensation	1,969	2,984
Deferred revenue	199	7,525
Other accrued liabilities	711	1,138

Total current liabilities	5,190	14,409
Noncurrent portion of deferred revenue	—	3,966
Noncurrent portion of deferred rent	552	1,943

Commitments and contingencies

Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at March 31, 2005 and December 31, 2004; liquidation preference of $37,380 at March 31, 2005 and December 31, 2004	23,669	23,669

Shareholders’ equity:
Common stock, no par value; 150,000,000 shares authorized; issued and outstanding shares: 72,297,980 at March 31, 2005 and 72,295,730 at December 31, 2004	281,500	281,387
Accumulated other comprehensive loss	(15)	(10)
Deferred compensation	(16)	—
Accumulated deficit	(247,963)	(245,623)

Total shareholders’ equity	33,506	35,754

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$62,917	$79,741

See accompanying notes.

ARADIGM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2005 - $7,444; 2004 - $6,610)	$7,714	$6,643

Operating expenses:

Research and development	7,070	11,887

General and administrative	3,235	2,536

Total operating expenses	10,305	14,423

Loss from operations	(2,591)	(7,780)

Interest income	288	66

Interest and other expense	(37)	(10)

Net loss	$(2,340)	$(7,724)

Basic and diluted net loss per common share	$(0.03)	$(0.12)

Shares used in computing basic and diluted net loss per common share	72,297	62,942

See accompanying notes.

ARADIGM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,340)	$(7,724)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	436	1,374
Loss on retirement and sale of property and equipment	25	—
Cost of warrants and stock options for services	92	70
Amortization of deferred compensation	5	—
Changes in operating assets and liabilities:
Receivables	(367)	113
Prepaid and other current assets	967	441
Other assets	25	(73)
Accounts payable	(503)	727
Accrued compensation	(1,015)	828
Other accrued liabilities	(375)	194
Deferred rent	(1,391)	239
Deferred revenue	(7,273)	(454)

Net cash used in operating activities	(11,714)	(4,265)

Cash flows from investing activities:
Capital expenditures	(1,479)	(264)
Proceeds from the sale of property and equipment	50,291	—
Purchases of available-for-sale investments	(2,595)	(2,518)
Increase in restricted cash	(200)	—
Proceeds from maturities and sales of available-for-sale investments	16	6,922

Net cash provided in investing activities	46,033	4,140

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	305
Notes receivable from officers and employees	14	13
Payments on capital lease obligations and equipment loans	—	(211)

Net cash provided by financing activities	14	107

Net increase (decrease) in cash and cash equivalents	34,333	(18)
Cash and cash equivalents at beginning of period	14,308	18,327

Cash and cash equivalents at end of period	$48,641	$18,309

See accompanying notes.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2005

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

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss — as reported	$(2,340)	$(7,724)
Add:
Amortization of deferred stock-based employee compensation expense included in reported net loss	5	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(738)	(1,104)

Pro forma net loss applicable to common shareholders	$(3,073)	$(8,828)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.03)	$(0.12)
Pro forma	$(0.04)	$(0.14)

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

     Computation of Net Loss Per Share

     Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from stock options, warrants and redeemable convertible preferred stocks are antidilutive.

3. Cash Equivalents, Restricted Cash and Investments

     The following summarizes the fair value of the Company’s cash equivalents and investments (amounts in thousands):

	March 31, 2005	December 31, 2004
Cash equivalents:
Money market fund	$811	$800
Commercial paper	45,845	13,508
U.S. Government Agencies	1,985	—

	$48,641	$14,308

Restricted Cash:
Certificate of Deposit	$200	$—

	$200	$—

Short-term investments:
Corporate and Government notes	$5,029	$2,455

	$5,029	$2,455

Short-Term investments:

	March 31, 2005	December 31, 2004
Investments maturing in 90 days to less than 1 year:

Corporate notes	$1,525	$1,016
US government agencies	1,066	1,439

Total maturing in less than 1 year	$2,591	$2,455

Investments maturing in 1 to 2 years:
Corporate notes	$1,008	—
US government agencies	1,430	—

Total maturing in 1 to 2 years	2,438	—

Total short term investments	$5,029	$2,455

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents in money market funds, commercial paper, and corporate notes. Restricted cash consists of a corporate certificate of deposit that collateralizes a standby letter of credit for approximately the same amount maturing on September 23, 2005. As of March 31, 2005 and December 31, 2004, the difference between the fair value and the amortized cost of available-for-sale securities was $15,000 loss and $10,000 loss, respectively

4. Property and Equipment

     Property and equipment consist of the following (amounts in thousands):

	March 31, 2005	December 31,2004

Machinery and equipment	$3,025	$14,364
Furniture and fixtures	1,165	1,917
Lab equipment	2,464	4,086
Computer equipment and software	5,291	6,256
Leasehold improvements	1,412	12,225

Fixed assets at cost	13,357	38,848
Less accumulated depreciation and amortization	(11,133)	(27,740)

Net depreciable assets	2,224	11,108
Construction in progress	5,039	49,447

Property and equipment, net	$7,263	$60,555

     As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and Novo Nordisk Delivery Technologies, Inc., a newly created wholly owned subsidiary of Novo Nordisk, A/S (“NNDT”), as of September 28, 2004. Under the terms of the Restructuring Agreement the Company sold certain equipment and leasehold improvements utilized in the AERx iDMS program with net book value of $53.9 million to NNDT.

5. Commitments and Contingencies

     Subsequent to completion in January 2005 of the restructuring transaction with Novo Nordisk, A/S, the Company has commitments under two leases rather than four. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A minor portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 14 months commencing January 2005. The second lease is for a warehouse and expires in December 2005. Our contractual obligations and future minimum lease payments that are non-cancelable at March

31, 2005 under the two lease agreements are disclosed in the following table. Unconditional purchase obligations have increased in support of Intraject development and manufacturing activities.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$25,364	$1,849	$4,085	$4,725	$14,705
Unconditional purchase obligations	2,852	2,852	—	—	—

Total contractual commitments	$28,216	$4,701	$4,085	$4,725	$14,705

[1]	For nine months ending December 31, 2005.

6. Shareholders’ Equity

     In January 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and NNDT, as of September 28, 2004. As part of the restructuring transaction, the stock purchase agreement in place between the Company and Novo Nordisk, A/S prior to the closing of the restructuring transaction was amended to delete the provisions whereby the Company can require Novo Nordisk, A/S to purchase certain amounts of common stock, to impose certain restrictions on the ability of Novo Nordisk, A/S to sell shares of the Company’s common stock previously purchased by Novo Nordisk, A/S, and to provide Novo Nordisk, A/S with certain registration and information rights with respect to these shares.

7. Related Party

          Novo Nordisk, A/S and its affiliates, Novo Nordisk Pharmaceuticals, Inc. and NNDT, are considered related parties, and at March 31, 2005 own approximately 10.9% of the Company’s total outstanding common stock (10.0% on an as-converted basis).

     As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and NNDT as of September 28, 2004. At the closing of the restructuring transaction, the Company received $50.3 million in cash, applied $4.0 million of deposits from Novo Nordisk, A/S and recorded $731,000 as payment for inventory, prepaid, and other assets from NNDT in consideration for $54.5 million of fixed assets at net book value, $515,000 of inventory and $317,000 for prepaid and other assets.

     As a result of this transaction the Company was no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk, A/S related to the commercialization of AERx and recognized the remaining balance of the deferred revenue associated with the milestone of $5.2 million as revenue in the first quarter of 2005. Additionally, Aradigm was released from its contractual obligation relating to future operating leases payments for the two buildings assigned to NNDT and accordingly reversed to current period rent expense the deferred rent expense related to the two buildings of $1.4 million. At December 31, 2004 the Company’s future lease commitments totaled $53.4 million. After the closing of the restructuring transaction with Novo Nordisk, A/S, the Company’s future lease commitments totaled $25.4 million at March 31, 2005.

     As a result of the restructuring transaction, our contract revenue from the Company’s development agreement with Novo Nordisk, A/S ceased in January 2005. The Company recorded project development revenue from Novo Nordisk, A/S for the first 26 days of 2005 of approximately $2.1 million and $160,000 from NNDT related to transition and support agreements entered into in connection with the restructuring transaction through the three months ended March 31, 2005. In the remainder of 2005 we expect to record revenue of approximately $640,000 from NNDT related to transition and support agreements entered into in connection with the restructuring transaction.

     In addition, NNDT hired 126 Aradigm employees, including 119 research and development employees, at the closing of the restructuring transaction.

8. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. On April 14, 2005, the Securities and Exchange Commission issued a rule to allow companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. We are currently evaluating how we will adopt the standard and will be evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section above. We expect that our adoption of SFAS 123R will have a material adverse impact on our results of operations.

     In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The business is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for marketing, distribution and other resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Aradigm Corporation is a leading developer of innovative needle-free drug delivery systems that enable patients to self-administer liquid drugs that would otherwise be given by injection. Our hand-held AERx technology is designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds through the lung. Our pen-sized, needle-free Intraject system is designed to comfortably and rapidly deliver drugs to the subcutaneous layer of the skin, where they can gain access to the bloodstream. We believe that our non-invasive AERx and Intraject systems, which have been shown in clinical studies to achieve performance equivalent to injection, will be welcome alternatives to needle-based drug delivery. In addition, our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches or inhalers, are too slow or imprecise.

     Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. As of March 31, 2005 we had an accumulated deficit of $248.0 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in 2005. The sources of working capital have been equity financings, equipment lease financings, contract and license revenues, interest earned on investments and funds received from the sale of assets to NNDT.

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

     AERx insulin Diabetes Management System

     The AERx iDMS permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. This product is being developed by Novo Nordisk, A/S, a leader in the field of diabetes care. From the inception of our collaboration in June 1998 through March 31, 2005, we have received from Novo Nordisk, A/S approximately $137.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk, A/S and its affiliates.

     As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and NNDT. Under the terms of the Restructuring Agreement we sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to NNDT, for a cash payment of approximately $55.0 million, netting proceeds of $51.0 million after refund of cost advances from Novo Nordisk, A/S of approximately $4.0 million. Our expenses related to this transaction for legal and other advisory services were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk, A/S and NNDT, effective January 26, 2005, including the following:

•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk, A/S, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales;

•	a three-year agreement under which NNDT will perform contract manufacturing for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other AERx products;

•	we will receive royalties of approximately 6% on net sales of AERx iDMS products, AERx products containing insulin analogs, and, in certain circumstances, non-AERx products by Novo Nordisk and its sublicensees.

     In addition, NNDT hired 126 Aradigm employees, including 119 research and development employees, as of the closing of the restructuring transaction. We continue to provide support and consulting services for the AERx iDMS program.

     As of March 31, 2005 Novo Nordisk, A/S beneficially owned 7,868,369 shares of our common stock, representing approximately 10.9% of our total common stock (10.0% on an as converted basis). In connection with the restructuring transaction, we entered into an amendment of the common stock purchase agreement in place with an affiliate of Novo Nordisk, A/S deleting the provisions whereby we can require the Novo Nordisk affiliate to purchase certain amounts of common stock and imposing certain restrictions on the ability of the Novo Nordisk affiliate to sell shares of our common stock that it holds.

     Other AERx Applications

     We continue to work on other early-stage AERx programs, including liposomal ciprofloxacin under the recently announced agreement with Canada’s Department of Defence, Hydroxycholoroquine (or HCQ) for the treatment of asthma and an undisclosed drug that targets a common respiratory disease.

Intraject

     Intraject, a pen-sized, pre-filled, single-use system, is designed to enable patients and healthcare workers to deliver precise, measured doses of drug to the subcutaneous layer of the skin without the use of needles. This system has two main parts: the glass drug capsule with a fill volume of 0.5 ml and a compact nitrogen gas power source called the actuator. Intraject uses the actuator to create a fine, high-velocity liquid stream that penetrates the skin to pass into the subcutaneous layer.

     Key features of the Intraject platform include:

•	Pre-filled, fixed dose and ready to use;

•	Lightweight and pocket-sized; and

•	Easy to operate.

     We are continuing to develop this system to allow for the subcutaneous, needle-free delivery of a wide range of pharmaceuticals and biopharmaceuticals. In clinical trials, patients have clearly preferred Intraject as compared to the standard needle and syringe.

     We are implementing a Contract Manufacturing Organization (CMO) strategy for manufacture of the Intraject system. This approach will use best-in-class suppliers, whose expertise will allow us to minimize risk and investment compared to assuming these manufacturing responsibilities ourselves. We have secured supplier agreements with each of these manufacturers and are now in a position to execute on this strategy with production of lots for pivotal bioequivalence studies in 2005 for our first drug, sumatriptan.

     Intraject Sumatriptan

     Our most advanced Intraject application is for the delivery of sumatriptan, which is being developed as a needle-free alternative for migraine sufferers. In our clinical studies to date, patients have indicated a clear preference for the Intraject system over the currently available needle-based therapy, and we believe that this application could offer significant benefits over currently marketed products. We believe that the easy-to-use, patient friendly approach will assist patients in managing their migraines. In November 2004, we announced clinical results from a pilot pharmacokinetic study demonstrating that Intraject sumatriptan was bioequivalent to the currently injectable product. We plan to manufacture registration batches to be used as a basis for regulatory approval later this year. We intend to develop this program with the goal of securing a commercial partner during 2005. There can be no assurance that this development program will be successful.

     Other Intraject Applications

     Over the last several months, based on the success of our work with sumatriptan, business development activities have increased substantially; we expect to be able to initiate other early-stage development programs for Intraject in 2005.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and the beneficial conversion feature of preferred stock. Actual results could differ from these estimates.

Results of Operations

Three Months Ended March 31, 2005 and 2004

     Contract Revenues. Contract revenues for the three months ended March 31, 2005 were $7.7 million, compared to $6.6 million for the three months ended March 31, 2004. Contract revenues are divided into two components: development contract revenues and milestone revenues.

     Contract Revenues: Three months ended March 31, 2005 and 2004

(in thousands)	2005	2004	Change
Development revenues	$2,528	$6,283	$(3,755)
Milestone revenues	5,186	360	4,826

Total contract revenues	$7,714	$6,643	$1,071

     Of the $7.7 million in total contract revenues for the three months ended March 31, 2005, $5.2 million represents the remaining balance from a milestone payment made by Novo Nordisk, A/S prior to the close of the restructuring transaction. As a result of the closing of the restructuring transaction, the remaining associated deferred revenue was recognized as all of our obligations under the prior agreement were released. In addition, $2.1 million was recognized for work related to the AERx insulin program that we performed during the month of January 2005. The balance of the revenue was from other funded development programs and $160,000 from NNDT related to transition and support services performed in accordance with the restructuring agreement. Revenues for the three months ended March 31, 2004 include $6.2 million related to the AERx insulin program and $360,000 in deferred milestone revenue amortization. In the remainder of 2005 we expect to record revenue of approximately $640,000 from NNDT related to transition and support agreements entered into in connection with the restructuring transaction. While we expect some revenues from collaborations with other partners, we cannot reliably predict expected revenues for the remaining quarters of 2005, but they are likely to be significantly lower than in 2004. Costs associated with contract-research revenue are included in research and development expenses.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2005 were $7.1 million, compared to $11.9 million for the three months ended March 31, 2004. Research and development expenses as a percentage of total operating expenses were 69% in the first quarter of 2005 and 83% in the first quarter of 2004. The decrease in research and development expenses is due to the closing of the restructuring transaction with Novo Nordisk, A/S, in connection with which approximately 119 research and development employees transferred to NNDT and the reversal of a deferred rent credit related to the building leases transferred to NNDT, offset by an increase in self initiated studies, primarily for Intraject.

Spending for collaborative and self-initiated
research and development projects was as	Three months ended March 31,		Increase
follows (in thousands of dollars):	2005	2004	(Decrease)
Collaborative	$2,047	$7,406	$(5,359)
Self initiated	5,023	4,481	542

Total R&D spending	$7,070	$11,887	$(4,817)

     These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes.

     Our future research and development efforts will be focused on the development and commercialization of Intraject and AERx applications, both through self-initiated activities and collaborations with other parties, However, future research and development expenditures cannot be predicted reliably as we depend in part upon continued success and funding levels supported by our existing development collaborations, as well as entering into new collaborative agreements. As a result of the restructuring transaction with Novo Nordisk, A/S, we expect our 2005 research and development expenses to decrease by at least 50% from their level in 2004.

     General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 2005 were $3.2 million, compared to $2.5 million for in the three months ended March 31, 2004. This increase of $700,000 was due primarily from legal and consulting costs associated with the restructuring transaction with Novo Nordisk, A/S. For the year ended December 31, 2005 we expect general and administrative expense to decrease from 2004 levels by approximately 5% to 10% due to reduced activities resulting from the restructuring transaction with Novo Nordisk, A/S.

     Interest Income. Interest income for the three months ended March 31, 2005 was $288,000, compared to $66,000 for the three months ended March 31, 2004. This increase of $222,000 was primarily due to higher cash and investment balances, and to a lesser extent, changes in interest rates earned on invested cash balances. For the year ended December 31, 2005 we expect interest income to increase significantly over 2004 due to our receipt of net proceeds of approximately $11.7 million from the December 2004 closing of a private placement of our common stock and net proceeds of approximately $51.0 million from the January 2005 closing of our restructuring transaction with Novo Nordisk, A/S.

     Interest and Other Expense. Interest and other expense was $37,000, compared to $10,000 for the three months ended March 31, 2004. We incurred no interest expense in the first quarter of 2005, as all payment obligations under capital leases have been satisfied in full. The increase is due primarily to other expenses for foreign exchange loss, $12,000, loss on retirement of fixed assets, $11,000, and net loss on the sale of equipment to NNDT, $14,000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. The proceeds from the sale of assets to Novo Nordisk, A/S in connection with the restructuring transaction will be used for operations and capital investments. As of March 31, 2005, we had cash, cash equivalents, restricted cash and short-term investments of approximately $53.9 million.

     Net cash used in operating activities for the three months ended March 31, 2005 was $11.7 million, compared to $4.3 million used for the three months ended March 31, 2004. The change is primarily due to the restructuring transaction terminating the advanced funding for work to be performed in the subsequent quarter. Novo Nordisk, A/S advanced $6.2 million in March 2004. In addition, we paid out final vacation and other employee liabilities for those employees who transitioned to NNDT and we paid vendor accounts related to AERx iDMS activities. We anticipate the cash used in operation for the year to approximate $25 million.

     Net cash provided by investing activities in the three months ended March 31, 2005 was $46.0 million, compared to cash provided of $4.1 million for the three months ended March 31, 2004. This increase is comprised of $50.3 million in net proceeds from NNDT in connection with the restructuring agreement, offset by our purchase of $1.5 million of fixed assets relating to our Intraject platform and purchases of $2.6 million in securities classified as short-term investments. In the first quarter of 2005, $200,000 was committed to restricted cash. See “Contractual Obligations” below.

     Net cash provided by financing activities for the three months ended March 31, 2005 was $14,000, compared to $107,000 for the three months ended March 31, 2004. For the three months ended March 31, 2004, the proceeds from issuance of common stock of $305,000 were offset by payments on capital lease obligations of $211,000. For the three months ended March 31, 2005, we received no proceeds from issuance of common stock and the capital lease obligations were paid in full in 2004.

     The development of our technology and proposed products has and will continue to require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing activities necessary to develop and refine such technology and proposed products and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress and the results of the research and development of our technology and drug delivery systems, our ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of our production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and the need to acquire licenses or other rights to new technology.

     We continue to review our planned operations through the end of 2005 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2005 to be approximately $11 million. The majority of these outlays will be associated with completing the commercial scale-up of the Intraject production processes, including process, qualification, and registration batch production for sumatriptan. At March 31, 2005, we are contractually committed to approximately $2.5 million of the anticipated 2005 capital outlays. Capital outlays beyond 2005 will depend on our ability to raise additional capital and future partner funding arrangements. We believe that our existing cash balances at March 31, 2005 funding commitments from corporate development partners, proceeds from the restructuring transaction with Novo Nordisk, A/S and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months.

     If we make good progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if additional equity securities are issued to raise capital. If adequate funds are not available, we may be required to delay, to reduce the scope of, or to eliminate one or more of our research and development programs, or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

Contractual Obligations

     In order to begin construction at a third party manufacturing facility, we have established a $180,000 standby letter of credit in favor of a contract manufacturer. The letter of credit is secured by a $200,000 certificate of deposit that is classified as restricted cash.

     Subsequent to completion in January 2005 of the restructuring transaction with Novo Nordisk, A/S, we have commitments under two remaining leases. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A minor portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 14 months commencing January 2005. The second lease is for a warehouse and expires in December 2005. Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2005 under the two lease agreements are disclosed in the following table. Unconditional purchase obligations have increased in support of Intraject development and manufacturing activities.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$25,364	$1,849	$4,085	$4,725	$14,705

Unconditional purchase obligations	2,852	2,852	—	—	—

Total contractual commitments	$28,216	$4,701	$4,085	$4,725	$14,705

[1]	For nine months ended December 31, 2005.

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

     As of March 31, 2005, we had cash, cash equivalents and short-term investments of $53.7 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes have been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in internal control. There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of our shareholders was held on January 21, 2005. At the Special Meeting, our shareholders approved (i) the sale of certain assets used in the development and manufacture of the AERx iDMS, in connection with the restructuring of our license agreement with Novo Nordisk, A/S (the “Asset Sale Proposal”), (ii) an amendment to our Amended and Restated Articles of Incorporation to effect a stock combination pursuant to which any whole number of outstanding shares between and including two and five would be combined into one share of our common stock and to authorize our Board of Directors to select and file one such amendment (the “Stock Combination Proposal”) and (iii) an amendment to our Amended and Restated Articles of Incorporation to reduce the authorized number of shares of our capital stock from 155,000,000 to 105,000,000, subject to the approval of the Stock Combination Proposal and the implementation of the stock combination (the “Reduction in Shares Authorized Proposal”). The holders of our common stock and our Series A preferred stock, voting together as a single class on an as-converted basis, voted as follows on the three above-listed proposals:

•	Asset Sale Proposal: 43,719,736 votes for, 573,707 votes against, 143,988 abstentions, 20,361,822 broker non-votes;

•	Stock Combination Proposal: 58,925,861 votes for, 5,431,901 votes against, 441,491 abstentions;

•	Reduction in Shares Authorized Proposal: 59,756,153 votes for, 4,319,488 votes against, 723,612 abstentions.

The following additional votes were taken with respect to the Asset Sale Proposal:

•	a vote of the holders of our outstanding Series A preferred stock: 1,338,015 votes for, no votes against and no abstentions;

•	a vote of the holders of our common stock and our Series A preferred stock present at the meeting, in person or by proxy: 30,499,307 votes for, 573,707 votes against, 143,988 abstentions.

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 13, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.