Form 10-Q
period 2005-06-30
ARADIGM CORP
filed 2005-08-11
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value (Class)	72,590,238 (Outstanding at July 31, 2005)

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,372	$14,308
Short-term investments	7,447	2,455
Receivables	749	99
Current portion of notes receivable from officers and employees	61	67
Prepaid expenses and other current assets	1,158	1,602

Total current assets	46,787	18,531
Property and equipment, net	7,966	60,555
Noncurrent portion of notes receivable from officers and employees	192	216
Other assets	557	439

Total assets	$55,502	$79,741

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,221	$2,469
Accrued clinical and cost of other studies	153	293
Accrued compensation	3,131	2,984
Deferred revenue	—	7,525
Other accrued liabilities	389	1,138

Total current liabilities	5,894	14,409
Noncurrent portion of deferred revenue	—	3,966
Noncurrent portion of deferred rent	606	1,943
Commitments
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at June 30, 2005 and at December 31, 2004; liquidation preference of $37,380 at June 30, 2005 and at December 31, 2004	23,669	23,669
Shareholders’ equity:
Common stock, no par value; 150,000,000 authorized; issued and outstanding shares: 72,590,238 at June 30, 2005 and 72,295,730 at December 31, 2004	281,797	281,387
Accumulated other comprehensive loss	(11)	(10)
Deferred compensation	(14)	—
Accumulated deficit	(256,439)	(245,623)

Total shareholders’ equity	25,333	35,754

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$55,502	$79,741

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2005 — $0; 2004 — $7,006)	$1,212	$7,078

Operating expenses:

Research and development	7,317	11,412
General and administrative	2,713	3,167

Total operating expenses	10,030	14,579

Loss from operations	(8,818)	(7,501)

Interest income	350	49
Interest and other expense	(8)	(5)

Net loss	$(8,476)	$(7,457)

Basic and diluted net loss per share	$(0.12)	$(0.12)

Shares used in computing basic and diluted net loss per share	72,561	63,531

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties:
2005 — $7,444; 2004— $13,616)	$8,926	$13,721

Operating expenses:

Research and development	14,387	23,299
General and administrative	5,948	5,703

Total operating expenses	20,335	29,002

Loss from operations	(11,409)	(15,281)

Interest income	638	115
Interest and other expense	(45)	(15)

Net loss	$(10,816)	$(15,181)

Basic and diluted net loss per share	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss per share	72,429	63,238

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,816)	$(15,181)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	743	2,576
Loss on retirement and sale of property and equipment	25	257
Cost of warrants and stock options for services	93	75
Amortization of deferred compensation	7	—
Changes in operating assets and liabilities:
Receivables	(650)	5
Prepaid expenses and other current assets	444	171
Other assets	(118)	(66)
Accounts payable	(248)	120
Accrued compensation	147	1,567
Other accrued liabilities	(889)	(30)
Deferred rent	(1,337)	332
Deferred revenue	(7,472)	(251)

Net cash used in operating activities	(20,071)	(10,425)

Cash flows from investing activities:
Capital expenditures	(2,490)	(849)
Proceeds from sale of property and equipment to Novo Nordisk Delivery Technologies, a related party	50,291	—
Purchases of available-for-sale investments	(5,530)	(6,376)
Proceeds from maturities and sales of available-for-sale investments	538	9,468

Net cash provided by investing activities	42,809	2,243

Cash flows from financing activities:
Proceeds from issuance of common stock, net	254	481
Proceeds from exercise of options and warrants for common stock	42	305
Notes receivable from officers and employees	30	87
Payments on lease obligations and equipment loans	—	(427)

Net cash provided by financing activities	326	446

Net increase (decrease) in cash and cash equivalents	23,064	(7,736)
Cash and cash equivalents at beginning of period	14,308	18,327

Cash and cash equivalents at end of period	$37,372	$10,591

See accompanying notes.

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
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
     Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
2. Summary of Significant Accounting Policies
     Stock Based Compensation
     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred Stock Compensation” in the balance sheet and amortized as a charge over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation” (SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss — as reported	$(8,476)	$(7,457)	$(10,816)	$(15,181)
Add:
Amortization of deferred stock-based employee compensation expense included in reported net loss	2	—	7	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(867)	(1,299)	(1,605	(2,403)

Pro forma net loss applicable to common shareholders	$(9,284)	$(8,756)	$(12,414)	$(17,584)

Basic and diluted net loss per share applicable to common shareholders —
As reported	$(0.12)	$(0.12)	$(0.15)	$(0.24)
Pro forma	$(0.13)	$(0.14)	$(0.17)	$(0.28)

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
3. Cash Equivalents and Investments
     The following summarizes the fair value of the Company’s cash equivalents and investments (amounts in thousands):

	June 30, 2005	December 31, 2004
Cash equivalents:
Money market fund	$1,448	$800
Commercial paper	35,924	13,508

Total cash equivalents	$37,372	$14,308

Short-term investments:
Certificate of Deposit	$200	$—
Corporate and Government notes	7,247	2,455

Total short-term investments	$7,447	$2,455

Short-Term investments:

	June 30, 2005	December 31, 2004
Investments maturing in less than 1 year:
Certificates of deposit	$200	$—
Corporate notes	2,017	1,016
US government agencies	5,230	1,439

Total maturing in less than 1 year	$7,447	$2,455

     The Company places its cash in money market funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, government bonds and corporate notes. All of the Company’s investments with original maturity greater than three months are classified as available-for-sale, carried at estimated fair values and reported as short term investments. As of June 30, 2005 and December 31, 2004, the difference between the fair value and the amortized cost of available-for-sale securities was $11,000 loss and $10,000 loss, respectively.

4. Property and Equipment
     Property and equipment consist of the following (amounts in thousands):

	June 30, 2005	December 31,2004
Machinery and equipment	$3,651	$14,364
Furniture and fixtures	1,166	1,917
Lab equipment	2,682	4,086
Computer equipment and software	5,517	6,256
Leasehold improvements	1,444	12,225

Fixed assets at cost	14,460	38,848
Less accumulated depreciation and amortization	(11,440)	(27,740)

Net depreciable assets	3,020	11,108
Construction in progress	4,946	49,447

Property and equipment, net	$7,966	$60,555

     As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. (“NNDT”) as of September 28, 2004. Under the terms of the Restructuring Agreement the Company sold certain equipment and leasehold improvements utilized in the AERx iDMS program with net book value of $53.9 million to NNDT for a cash payment of approximately $54.0 million, netting proceeds of $50.0 million after refund of cost advances from Novo Nordisk, A/S of approximately $4.0 million.
5. Leases and Commitments
     Subsequent to completion in January 2005 of the restructuring transaction with Novo Nordisk, A/S, the Company has commitments under two leases rather than four. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A small portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 24 months that commenced in January 2005 and expires in December 2006. The second lease is for a warehouse and expires in December 2005. The following table sets forth our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2005 under the two leases. Unconditional purchase obligations have increased in support of Intraject development and manufacturing activities.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$24,666	$1,241	$3,994	$4,726	$14,705
Unconditional purchase obligations	2,391	2,391	—	—	—

Total contractual commitments	$27,057	$3,632	$3,994	$4,726	14,705

[1]	For six months ending December 31, 2005.

6. Related Party
     Novo Nordisk, A/S and its affiliates, Novo Nordisk Pharmaceuticals, Inc. and NNDT, are considered related parties, and at June 30, 2005 own approximately 10.8% of the Company’s total outstanding common stock (10.0% on an as-converted basis).
7. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), “Share-Based Payment,” effective as of June 15, 2005. SFAS 123R supersedes APB. 25and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. On April 14, 2005, the Securities and Exchange Commission issued a rule to allow companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to implement SFAS 123R beginning January 1, 2006. We are currently evaluating how we will adopt the standard and will be evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section above. We expect that our adoption of SFAS 123R will have a material adverse impact on our results of operations.
     In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

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
Overview
     Aradigm Corporation (“We”) is a leading developer of innovative needle-free drug delivery systems that enable patients to self-administer liquid drugs that would otherwise be given by needle injection. Our hand-held AERx technology is designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds through the lung. Our pen-sized, needle-free Intraject system is designed to comfortably and rapidly deliver drugs to the subcutaneous layer of the skin, where they can gain access to the bloodstream. We believe that our non-invasive AERx and Intraject systems, which have been shown in clinical studies to achieve performance equivalent to needle injection, will be a welcomed alternative to needle-based drug delivery. In addition, our systems may improve therapeutic efficacy in cases where other existing drug delivery methods, such as pills, transdermal patches, autoinjectors or inhalers, are too slow, painful or imprecise.
     Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. As of June 30, 2005 we had an accumulated deficit of $256.4 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in 2005. Our sources of working capital have been equity financings, equipment lease financings, contract and license revenues, interest earned on investments and funds received from the sale of assets to NNDT.
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
AERx insulin Diabetes Management System
     The AERx iDMS permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. This product is being developed in collaboration with Novo Nordisk A/S, a leader in the field of diabetes care. From the inception of our collaboration in June 1998 through June 30, 2005, we have received from Novo Nordisk A/S approximately $137.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk A/S and its affiliates.

     As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and NNDT, a newly created wholly owned subsidiary of Novo Nordisk A/S. Under the terms of the Restructuring Agreement we sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to NNDT, for a cash payment of approximately $55.0 million, netting proceeds of $51.0 million after refund of cost advances from Novo Nordisk, A/S of approximately $4.0 million. Our expenses related to this transaction for legal and other advisory services were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk, A/S and NNDT, effective January 26, 2005, including the following:
•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk, A/S, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales;

•	a three-year agreement under which NNDT will perform contract manufacturing for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other AERx products; and

•	we will receive royalties of approximately 6% on net sales of AERx iDMS products, AERx products containing insulin analogs, and, in certain circumstances, non-AERx products by Novo Nordisk and its sub licensees.
   In addition, NNDT hired 126 Aradigm employees, including 119 research and development employees, as of the closing of the restructuring transaction. We continue to provide support and consulting services for the AERx iDMS program, and we will be entitled to receive royalties on future sales of the commercialized product.
Other AERx Applications
     We continue to work on other early-stage AERx programs, including liposomal ciprofloxacin under the recently announced agreement with Canada’s Department of Defence and Hydroxycholoroquine (or HCQ) for the treatment of asthma and an undisclosed drug that targets a common respiratory disease.
Intraject
     Intraject, a pen-sized, pre-filled, single-use system, is designed to enable patients and healthcare workers to deliver precise measured doses of drug to the subcutaneous layer of the skin without the use of needles. This system has two main parts: the glass drug capsule with a fill volume of 0.5 ml and a compact nitrogen gas power source called the actuator. Intraject uses the actuator to create a fine, high-velocity, liquid stream that penetrates the skin to pass into the subcutaneous layer.
     Key features of the Intraject platform include:
•	Pre-filled, fixed dose and ready to use;

•	Lightweight and pocket-sized; and

•	Easy to operate.
     We are continuing to develop this system to allow for the subcutaneous, needle-free delivery of a wide range of pharmaceuticals and biopharmaceuticals. In clinical trials, patients have overwhelmingly preferred Intraject as compared to the standard needle and syringe.
     We are implementing a Contract Manufacturing Organization (CMO) strategy for manufacture of the Intraject system. This approach will use best-in-class suppliers, whose expertise will allow us to minimize risk and investment compared to assuming responsibilities ourselves. We have secured supplier agreements with each of these manufacturers and are now in a position to execute on this strategy with production of lots for pivotal bioequivalence studies in 2005 for our first drug, sumatriptan.
Intraject Sumatriptan
     Our most advanced Intraject application is for the delivery of sumatriptan, which is being developed as a needle-free alternative for migraine sufferers. As our clinical data to date indicate, there is a clear preference by patients for the Intraject system over the currently available needle-based therapy, and we believe that this application could offer significant benefits over currently marketed products. We believe that Intraject’s easy-to-use, patient friendly approach will assist patients in managing their migraines. In November 2004, we announced clinical results from a pilot pharmacokinetic study demonstrating that Intraject sumatriptan was bioequivalent to the currently injectable product. In June 2004, we announced positive results from a self-injection study of Intraject sumatriptan, which showed that volunteers could self-administer Intraject and achieve bioequivalence to the currently marketed needle-injected product. We plan to manufacture registration batches later this year to be used as a basis for regulatory approval in 2007. We intend to develop this program with the goal of securing a commercial partner during 2005. There can be no assurance that this development program will be successful.
Critical Accounting Policies and Estimates
     We consider certain accounting policies related to revenue recognition, long lived assets and the use of estimates to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.
 Revenue Recognition
     Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under the agreements, revenue is recognized as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.
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
Results of Operations
Three Months Ended June 30, 2005 and 2004
     Contract Revenues. Contract revenues for the three months ended June 30, 2005 were $1.2 million, compared to $7.1 million for the three months ended June 30, 2004. The decrease in revenue is primarily due to our reduced role in the AERx insulin program as a result of the closing of the restructuring transaction with Novo Nordisk, A/S in the first quarter of 2005. While we expect future revenue from collaborations with other partners, we cannot reliably predict the expected amounts for the remaining quarters of 2005. We expect revenues in 2005 to be significantly lower than in 2004 due to the ending of the AERx insulin program.
Contract revenues are divided into two components: development contract revenues and milestone revenues.

Contract Revenues: Three months ended June 30, 2005 and 2004
(in thousands)	2005	2004	Change
Development revenues	$1,212	$6,755	$(5,543)
Milestone revenues	—	323	(323)

Total contract revenues	$1,212	$7,078	$(5,866)

     Research and Development Expenses: Research and development expenses for the three months ended June 30, 2005 were $7.3 million, compared to $11.4 million for the three months ended June 30, 2004. Research and development expenses as a percentage of total operating expenses were 73% in the three months ended June 30, 2005 and 78% in the same period of 2004. The decrease in research and development expenses is primarily due to the reduction in wages and other compensation related to the transfer of approximately 119 research and development employees to NNDT and the reduction in facilities costs associated with the closing of the restructuring transaction with Novo Nordisk, A/S in January 2005, offset by an increase in research and development for self initiated studies, primarily for Intraject.

	Three months ended June 30,
Spending for collaborative and self-initiated research and			Increase
development projects was as follows (in thousands):	2005	2004	(Decrease)
Collaborative	$1,183	$6,818	$(5,635)

Self initiated	6,134	4,594	1,540

Total research and development expenses	$7,317	$11,412	$(4,095)
     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes.
     We expect research and development spending to increase over the next few years as development programs progress, as we continue to expand our development activities to support current and potential future collaborations, and as we pursue commercialization activities for our technology platforms. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.
     General and Administrative Expenses: General and administrative expenses in the three months ended June 30, 2005 were $2.7 million, compared to $3.2 million for the three months ended June 30, 2004. The decrease of $454,000 was primarily due to reduced legal costs related to the restructuring transaction offset by an increase in business development costs.
     Interest Income Interest income for the three months ended June 30, 2005 was $350,000, compared to $49,000 for the three months ended June 30, 2004. The increase of $301,000 was primarily due to interest earned on higher cash, cash equivalents and investment balances, and to a lesser extent, increases in interest rates earned on invested cash balances. For the year ended December 31, 2005 we expect interest income to increase over 2004 due to our receipt of net proceeds of approximately $11.7 million from the December 2004 closing of a private placement of our common stock and net proceeds of approximately $51.0 million from the January 2005 closing of the restructuring transaction with Novo Nordisk, A/S.
     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2005 was $8,000, compared to $5,000 for the same period in 2004. We have not incurred any interest expense in 2005, as all payment obligations under capital leases have been satisfied in full. The second quarter 2005 other expense is related to foreign exchange loss on Canadian dollars.

Six Months Ended June 30, 2005 and 2004
     Contract Revenues: Contract revenues for the six months ended June 30, 2005 were $8.9 million, compared to $13.7 million for the six months ended June 30, 2004. Contract revenues are divided into two components: development contract revenues and milestone revenues.

Contract Revenues: Six months ended June 30, 2005 and 2004
(in thousands)	2005	2004	Change
Development revenues	$3,740	$13,038	$(9,298)
Milestone revenues	5,186	683	4,503

Total contract revenues	$8,926	$13,721	$(4,795)
     Of the $8.9 million in total contract revenues for the six months ended June 30, 2005, $5.2 million represents recognition of revenue for the remaining balance from a milestone payment made by Novo Nordisk, A/S prior to the closing of the restructuring transaction. As a result of the closing of the restructuring transaction, the remaining associated deferred revenue was recognized as all of our obligations under the prior agreement were released. In addition, we recognized $2.1 million for work related to the AERx insulin program that we performed during the month of January 2005. The balance of the revenue was from other funded development programs and $424,000 from NNDT related to transition and support services performed in accordance with the restructuring agreement. Revenues for the six months ended June 30, 2004 include $12.9 million related to the AERx insulin program and $683,000 in deferred milestone revenue amortization.
     Research and Development Expenses: Research and development expenses for the six months ended June 30, 2005 were $14.4 million, compared to $23.3 million for the six months ended June 30, 2004. Research and development expenses as a percentage of total operating expenses were 71% in the six months ended June 30, 2005 and 80% in the same period of 2004. The decrease in research and development expenses is primarily due to the reduction in wages and other compensation related to the transfer of approximately 119 research and development employees to NNDT and the reduction in facilities costs associated with the closing of the restructuring transaction with Novo Nordisk, A/S in January 2005, offset by an increase in research and development for self initiated studies, primarily for Intraject.

	Six months ended June 30,
Spending for collaborative and self-initiated research and			Increase
development projects was as follows (in thousands):	2005	2004	(Decrease)
Collaborative	$3,231	$14,224	$(10,993)
Self initiated	11,156	9,075	2,081

Total research and development expenses	$14,387	$23,299	$(8,912)
     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes.
     We expect research and development spending to increase over the next few years as development programs progress, as we continue to expand our development activities to support current and potential future collaborations and as we pursue commercialization activities for our technology platforms. The increase in research and development expenditures cannot be predicted accurately as it depends in part upon the future success of, and funding levels supported by, our existing development collaborations, as well as obtaining new collaborative agreements.
     General and Administrative Expenses: General and administrative expenses in the six months ended June 30, 2005 were $5.9 million, compared to $5.7 million for the six months ended June 30, 2004. The increase of $245,000 was due primarily from legal and consulting costs associated with the restructuring transaction with Novo Nordisk, A/S. For the year ending December 31, 2005 we expect general and administrative expense to decrease from 2004 levels by approximately 5% to 10% due to reduced activities resulting from the closing of the restructuring transaction with Novo Nordisk, A/S.
     Interest Income: Interest income for the six months ended June 30, 2005 was $638,000, compared to $115,000 for the six months ended June 30, 2004. The increase of $523,000 was primarily due to interest earned on higher cash, cash equivalents and investment balances, and to a lesser extent, increases in interest rates earned on invested cash balances. For the year ended December 31, 2005 we expect interest income to increase over 2004 due to our receipt of net proceeds of approximately $11.7 million from the December 2004 closing of a private placement of our common stock and net proceeds of approximately $51.0 million from the January 2005 closing of the restructuring transaction with Novo Nordisk, A/S.
     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2005 was $45,000, compared to $15,000 for the six months ended June 30, 2004. We incurred no interest expense in the first half of 2005, as all payment obligations under capital leases have been satisfied in full. The first half of 2005 other expenses is foreign exchange loss, $20,000; loss on retirement of fixed assets, $11,000; and net loss on the sale of equipment to NNDT, $14,000.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding, proceeds from the sale of assets to Novo Nordisk, A/S in connection with the restructuring transaction and interest earned on investments. As of June 30, 2005, we had cash, cash equivalents and short-term investments of approximately $44.8 million.
     Net cash used in operating activities for the six months ended June 30, 2005 was $20.1 million, compared to $10.4 million used for the same period of 2004. The change is primarily due to the restructuring transaction terminating the advanced funding for Novo Nordisk, A/S for work to be performed in the subsequent quarter. Novo Nordisk, A/S advanced program costs of $6.2 million in March 2004. No advances for program costs were provided in March of 2005. In addition, during the first quarter of 2005 we paid out final vacation and other employee liabilities for those employees who transitioned to NNDT and we paid vendor accounts related to AERx iDMS activities.
     Net cash provided by investing activities in the six months ended June 30, 2005 was $42.8 million, compared to cash provided of $2.2 million for the same period of 2004. This increase is comprised of $50.3 million in net proceeds from NNDT in connection with the closing of the restructuring agreement, offset by our purchase of $2.5 million of fixed assets relating to our Intraject platform and purchases of $5.5 million in securities classified as short-term investments.
     Net cash provided by financing activities for the six months ended June 30, 2005 was $326,000, compared to $446,000 for same period of 2004. For the six months ended June 30, 2005, we received $296,000 from issuance of common stock including issuance of shares under the Company’s Employee Stock Purchase Plan and exercise of stock options. There were no payments on capital lease obligations during 2005 as all capital lease obligations were paid in full during 2004. For the six months ended June 30, 2004, the proceeds from issuance of common stock of $786,000 were offset by payments on capital lease obligations of $427,000.
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
     We continue to review our planned operations through the end of 2005 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2005 to be approximately $8.0 million or $2.5 million less than previously forecast due to the timing of development program capital requirements. The majority of these outlays will be associated with completing the commercial scale-up of the Intraject production processes, including process, qualification, and registration batch production for sumatriptan. At June 30, 2005, we are contractually committed to approximately $1.7 million of anticipated 2005 capital outlays. Capital outlays beyond 2005 will depend on our ability to raise additional capital and future partner funding arrangements. We believe that our existing cash balances at June 30, 2005, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months.
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
Off-Balance Sheet Financings and Liabilities
     Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries .
Contractual Obligations
     Subsequent to the January 2005 closing of the restructuring transaction with Novo Nordisk, A/S, we have commitments under two remaining leases. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A small portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 24 months that commenced in January 2005 and expires December 2006. The second lease is for a warehouse and expires in December 2005. The following table sets forth our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2005 under the two lease agreements. Unconditional purchase obligations have increased in support of Intraject development and manufacturing activities.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$24,666	$1,241	$3,994	$4,726	$14,705
Unconditional purchase obligations	2,391	2,391	—	—	—

Total contractual commitments	$27,057	$3,632	$3,994	$4,726	$14,705

[1]	For six months ending December 31, 2005.
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
     As of June 30, 2005, we had cash, cash equivalents and short-term investments of $44.8 million, consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     (a) The Annual Meeting of Shareholders of Aradigm Corporation was held on May 19, 2005.
     (b) Frank H. Barker, Igor Gonda, Stephen O. Jaeger, V. Bryan Lawlis, John M. Nehra, Wayne I. Roe, Richard P. Thompson and Virgil D. Thompson, were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.
     (c) The matters voted upon at the meeting and the voting of the shareholders with respect thereto were as follows:

(1a) The election of Frank H. Barker as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	58,370,458 1,346,486

(1b) The election of V. Bryan Lawlis as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	58,342,091 1,374,853

(1c) The election of Igor Gonda as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	56,877,727 2,839,217

(1d) The election of Stephen O. Jaeger as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	57,013,333 2,703,611

(1e) The election of John M. Nehra as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	58,377,813 1,339,131

(1f) The election of Wayne I. Roe as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	58,375,308 1,341,636

(1g) The election of Richard P. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	56,668,418 3,048,526

(1h) The election of Virgil D. Thompson as Director to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified:	For: Withheld:	58,249,823 1,467,121

(2) Proposal to approve the Company’s 2005 Equity Incentive Plan, which amends, restates and retitles the Company’s 1996 Equity Incentive Plan:	For: Against: Abstain:	30,719,713 5,072,292 738,876

(3) Proposal to approve the Company’s Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares:	For: Against: Abstain:	33,915,169 2,194,655 421,057

(4) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005:	For: Against: Abstain:	59,091,851 493,677 131,416
Item 6. Exhibits
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 11, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.