Form 10-Q
period 2005-09-30
ARADIGM CORP
filed 2005-11-14
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	72,813,538
(Class)	(Outstanding at October 31, 2005)

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,400	$14,308
Short-term investments	3,324	2,455
Receivables	286	99
Current portion of notes receivable from officers and employees	62	67
Prepaid expenses and other current assets	973	1,602

Total current assets	38,045	18,531
Property and equipment, net	9,192	60,555
Noncurrent portion of notes receivable from officers and employees	162	216
Other assets	550	439

Total assets	$47,949	$79,741

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,494	$2,469
Accrued clinical and cost of other studies	289	293
Accrued compensation	3,405	2,984
Deferred revenue	270	7,525
Other accrued liabilities	347	1,138

Total current liabilities	5,805	14,409
Noncurrent portion of deferred revenue	—	3,966
Noncurrent portion of deferred rent	660	1,943
Commitments
Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at September 30, 2005 and at December 31, 2004; liquidation preference of $37,380 at September 30, 2005 and at December 31, 2004.	23,669	23,669
Shareholders’ equity:
Common stock, no par value; 150,000,000 authorized; issued and outstanding shares: 72,813,538 at September 30, 2005 and 72,295,730 at December 31, 2004.	282,001	281,387
Accumulated other comprehensive loss	(8)	(10)
Deferred compensation	(11)	—
Accumulated deficit	(264,167)	(245,623)

Total shareholders’ equity	17,815	35,754

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$47,949	$79,741

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2005 — $200; 2004 — $5,918)	$719	$6,352

Operating expenses:

Research and development	6,471	11,407
General and administrative	2,326	3,217

Total operating expenses	8,797	14,624

Loss from operations	(8,078)	(8,272)

Interest income	342	45
Other income (expense)	8	(3)

Net loss	$(7,728)	$(8,230)

Basic and diluted net loss per share	$(0.11)	$(0.13)

Shares used in computing basic and diluted net loss per share	72,590	63,564

See accompanying notes.

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Contract revenues (Including amounts from related parties: 2005 — $7,911; 2004 — $19,534)	$9,645	$20,073

Operating expenses:
Research and development	20,858	34,706
General and administrative	8,274	8,920

Total operating expenses	29,132	43,626

Loss from operations	(19,487)	(23,553)

Interest income	980	160
Other income (expense)	(37)	(18)

Net loss	$(18,544)	$(23,411)

Basic and diluted net loss per share	$(0.26)	$(0.37)

Shares used in computing basic and diluted net loss per share	72,484	63,350

See accompanying notes.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,544)	$(23,411)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,074	3,240
Loss on retirement and sale of property and equipment	25	257
Cost of warrants and stock options for services	94	78
Amortization of deferred compensation	10	—
Amortization and accretion of investments	6	—
Changes in operating assets and liabilities:
Receivables	(187)	68
Prepaid expenses and other current assets	629	(232)
Other assets	(111)	(59)
Accounts payable	(975)	449
Accrued compensation	421	2,552
Other accrued liabilities	(795)	670
Deferred rent	(1,283)	426
Deferred revenue	(7,201)	158

Net cash used in operating activities	(26,837)	(15,804)

Cash flows from investing activities:
Capital expenditures	(4,047)	(1,272)
Proceeds from sale of property and equipment to Novo Nordisk Delivery Technologies, a related party	50,292	—
Purchases of available-for-sale investments	(5,330)	(6,376)
Proceeds from maturities and sales of available-for-sale investments	4.457	11,361

Net cash provided by investing activities	45,372	3,713

Cash flows from financing activities:
Proceeds from issuance of common stock, net	457	481
Proceeds from exercise of options and warrants for common stock	42	305
Notes receivable from officers and employees	58	62
Payments on lease obligations and equipment loans	—	(427)

Net cash provided by financing activities	557	421

Net increase (decrease) in cash and cash equivalents	19,092	(11,670)
Cash and cash equivalents at beginning of period	14,308	18,327

Cash and cash equivalents at end of period	$33,400	$6,657

See accompanying notes.

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2005
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
     Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Reclassifications
     Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Specifically, the Company reclassified long term investments to short term as all investments are recorded as available for sale as it is management’s intent that these securities are available for use in current operations.
2. Summary of Significant Accounting Policies
     Stock Based Compensation
     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred Stock Compensation” in the balance sheet and amortized as a charge over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net loss — as reported	$(7,728)	$(8,230)	$(18,544)	$(23,411)
Add:
Amortization of deferred stock-based employee compensation expense included in reported net loss	3	—	10	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(827)	(827)	(2,432)	(3,230)

Pro forma net loss	$(8,552)	$(9,057)	$(20,966)	$(26,641)

Basic and diluted net loss per share—
As reported	$(0.11)	$(0.13)	$(0.26)	$(0.37)
Pro forma	$(0.12)	$(0.14)	$(0.29)	$(0.42)
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
3. Cash Equivalents and Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and investments (amounts in thousands):

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Money market funds	$674	$—	$—	$674
Commercial paper	32,731	—	(5)	32,726
Government securities	1,822	—	(2)	1,820
Corporate debt securities	1,505	—	(1)	1,504

Total	$36,732	$—	$(8)	$36,724

Reported as:
Cash and cash equivalents	33,405		(5)	33,400
Short-term investments	3,327		(3)	3,324

Total	36,732		(8)	36,724

     The Company places its cash in money market funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, government bonds and corporate notes. All of the Company’s investments with original maturity greater than three months are classified as available-for-sale, carried at estimated fair values and reported as short term investments. At September 30, 2005, all short-term investments mature in less than 12 months.
4. Property and Equipment
     Property and equipment consist of the following (amounts in thousands):

	September 30, 2005	December 31, 2004
Machinery and equipment	$4,243	$14,364
Furniture and fixtures	1,144	1,917
Lab equipment	2,496	4,086
Computer equipment and software	5,599	6,256
Leasehold improvements	1,533	12,225

Property and equipment at cost	15,015	38,848
Less accumulated depreciation and amortization	(11,705)	(27,740)

Net depreciable assets	3,310	11,108
Construction in progress	5,882	49,447

Property and equipment, net	$9,192	$60,555

     As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. (“NNDT”) as of September 28, 2004. Under the terms of the Restructuring Agreement the Company sold certain equipment and leasehold improvements utilized in the AERx iDMS program with net book value of $53.9 million to NNDT for a cash payment of approximately $54.0 million, with net proceeds of $50.0 million after refunding cost advances from Novo Nordisk A/S of approximately $4.0 million.
5. Leases and Commitments
     Subsequent to completion in January 2005 of the restructuring transaction with Novo Nordisk A/S, the Company has commitments under two building leases rather than four. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A small portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 24 months that commenced in January 2005 and expires in December 2006. The second lease is for a warehouse and expires in December 2005. Additionally, the Company entered into a new copier lease agreement in July 2005 for $6,400 per month for 60 months. The following table sets forth our future minimum lease payments under the three leases and our contractual obligations that are non-cancelable at September 30, 2005.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$24,410	$640	$4,147	$4,879	$14,744
Capital purchase obligations	1,184	1,184	—	—	—
Unconditional purchase obligations	670	670	—	—	—

Total contractual commitments	$26,264	$2,494	$4,147	$4,879	$14,744

[1]	For remaining three months ending December 31, 2005.

6. Related Party
     Novo Nordisk A/S and its affiliates, Novo Nordisk Pharmaceuticals, Inc. and NNDT, are considered related parties and at September 30, 2005 own approximately 10.8% of the Company’s total outstanding common stock (10.0% on an as-converted basis).
7. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), “Share-Based Payment,” effective as of June 15, 2005. SFAS 123R supersedes APB 25 and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and stock issued under our employee stock purchase plans. On April 14, 2005, the Securities and Exchange Commission issued a rule to allow companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to implement SFAS 123R beginning January 1, 2006. We are currently evaluating how we will adopt the standard and available option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section above. We expect that our adoption of SFAS 123R will have a material adverse impact on our results of operations.

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
     Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. As of September 30, 2005 we had an accumulated deficit of $264.2 million. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in 2005. Our sources of working capital have been equity financings, equipment lease financings, contract and license revenues, interest earned on investments and funds received from the restructuring transaction with Novo Nordisk A/S.
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
AERx insulin Diabetes Management System
     The AERx iDMS permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. This product is being developed in collaboration with Novo Nordisk A/S, a leader in the field of diabetes care. From the inception of our collaboration in June 1998 through September 30, 2005, we have received from Novo Nordisk A/S approximately $137.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk A/S and its affiliates.

     As of January 26, 2005, we completed the restructuring of our AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc. (NNDT), a newly created wholly owned subsidiary of Novo Nordisk A/S. Under the terms of the Restructuring Agreement we sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to NNDT, for a cash payment of approximately $55.0 million, with net proceeds of $51.0 million after refunding cost advances from Novo Nordisk A/S of approximately $4.0 million. Our expenses related to this transaction for legal and other advisory services were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk A/S and NNDT, effective January 26, 2005, including the following:
•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk A/S, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales;

•	a three-year agreement under which NNDT will perform contract manufacturing for us of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development by us of other AERx products; and

•	we will receive royalties of approximately 6% on net sales of AERx iDMS products, AERx products containing insulin analogs, and, in certain circumstances, non-AERx products by Novo Nordisk and its sub licensees.
     In addition, NNDT hired 126 Aradigm employees, including 119 research and development employees, as of the closing of the restructuring transaction. We continue to provide support and consulting services for the AERx iDMS program, and we will be entitled to receive royalties on future sales of the commercialized product.
     The Novo Nordisk, A/S and NNDT pulmonary insulin program is in late stage trials and according to Novo Nordisk is making good progress.
Other AERx Applications
     Recently we announced a development and commercialization agreement with United Therapeutics for a liposomal trepostinil formulation to be delivered via the AERx System as a treatment for pulmonary arterial hypertension. The agreement grants United Therapeutics access to Aradigm’s intellectual property surrounding liposomal formulation and our AERx technology. In exchange, United Therapeutics will fully fund the program and we will receive an initial licensing fee, milestone payments and royalties upon commercial launch.
     We continue to work on other early-stage AERx programs, including liposomal ciprofloxacin for bioterrorism applications under a recently announced agreement with Canada’s Department of Defence, aerosolized hydroxycholoroquine (or HCQ) for the treatment of asthma with APT Pharmaceuticals and an undisclosed drug that targets a common respiratory disease with an undisclosed party. During the third quarter of 2005, we announced the signing of an intellectual property access agreement with an undisclosed global pharmaceutical company in the area of smoking cessation. This agreement grants our new partner access to our intellectual property related to our AERx technology for the pulmonary delivery of nicotine.
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
Intraject Sumatriptan
     Our most advanced Intraject application is for the delivery of sumatriptan, which is being developed as a needle-free alternative for migraine sufferers. As our clinical data to date indicates, there is a clear preference by patients for the Intraject system over the currently available needle-based therapy, and we believe that this application could offer significant benefits over currently marketed products. We believe that Intraject’s easy-to-use, patient friendly approach will assist patients in managing their migraines. In November 2004, we announced clinical results from a pilot pharmacokinetic study demonstrating that Intraject sumatriptan was bioequivalent to the currently injectable product. In June 2004, we announced positive results from a self-injection study of Intraject sumatriptan, which showed that volunteers could self-administer Intraject and achieve bioequivalence to the currently marketed needle-injected product. We plan to manufacture registration batches later this year to be used as a basis for regulatory approval in 2007. We intend to develop this program with the goal of securing a commercial partner in 2006. There can be no assurance that this development program will be successful.
Other Intraject Applications
     With the reporting of additional clinical data over the last several months, our Intraject platform business development activities continue to increase with both sumatriptan and other compounds. In addition to aggressively pursuing a partnership for sumatriptan, we have targeted a number of generics, biopharmaceuticals and compounds with high viscosity to address both unmet medical needs and commercially-viability.
Critical Accounting Policies and Estimates
     We consider certain accounting policies related to revenue recognition, long lived assets and the use of estimates to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.
Revenue Recognition
     Contract revenues consist of revenue from collaboration agreements and feasibility studies. We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under the agreements, revenue is recognized once costs are incurred and collectibility is reasonably assured. Under some agreements our partners have the right to withhold reimbursement of our costs incurred until the work performed under the relative agreement is mutually agreed upon. For these agreements revenue is recognized upon confirmation from the partner of acceptance of work performed and payment amount. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenue and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.
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
Results of Operations
Three Months Ended September 30, 2005 and 2004
     Contract Revenues: Contract revenues for the three months ended September 30, 2005 were $719,000, compared to $6.4 million for the three months ended September 30, 2004. The decrease in revenue is primarily due to our reduced role in the AERx insulin program as a result of the closing of the restructuring transaction with Novo Nordisk A/S in the first quarter of 2005. While we expect future revenue from collaborations with other partners, we cannot reliably predict the expected amounts for the remaining quarter of 2005. We expect revenues in 2005 to be significantly lower than in 2004 due to the ending of the AERx insulin program.
     Contract revenues are divided into two components: development contract revenues and milestone revenues.

	Three months ended September 30,
Contract Revenues (in thousands):	2005	2004	Change
Development revenues	$638	$6,047	$(5,409)
Milestone revenues	81	305	(224)

Total contract revenues	$719	$6,352	$(5,633)
     Research and Development Expenses: Research and development expenses for the three months ended September 30, 2005 were $6.5 million, compared to $11.4 million for the three months ended September 30, 2004. Research and development expenses as a percentage of total operating expenses were 74% in the three months ended September 30, 2005 and 78% in the same period of 2004. The $4.9 million decrease in research and development expenses period to period is due to iDMS project expenses, including direct expenses of $3.1 million and indirect expenses of $2.7 million, incurred in 2004 but not in 2005 due to the restructuring agreement with NNDT. The decrease is primarily due to the reduction in wages and other compensation related to the transfer of approximately 119 research and development employees to NNDT and the reduction in facilities costs associated with the closing of the restructuring transaction with Novo Nordisk A/S in January 2005. Offsetting the decrease in iDMS project expenses was an increase of $300,000 in other partnered development costs and $600,000 in expenses related to self-funded development projects. Expenses related to self-funded development projects relate primarily to research and development, including drug formulation, device development and manufacturing.

	Three months ended September 30,
Spending for collaborative and self-initiated research and			Increase
development projects was as follows (in thousands):	2005	2004	(Decrease)
Collaborative	$1,140	$6,684	$(5,544)
Self-initiated	5,331	4,723	608

Total research and development expenses	$6,471	$11,407	$(4,936)
     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes, such as the cost of pre-production material and supplies utilized in validating equipment for commercial production.
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
     General and Administrative Expenses: General and administrative expenses in the three months ended September 30, 2005 were $2.3 million, compared to $3.2 million for the three months ended September 30, 2004. The decrease of $900,000 was primarily due to reduced legal costs related to the restructuring transaction offset by an increase in business development costs.
     Interest Income: Interest income for the three months ended September 30, 2005 was $342,000, compared to $45,000 for the three months ended September 30, 2004. The increase of $297,000 was primarily due to interest earned on higher cash, cash equivalents and investment balances, and to a lesser extent, increases in interest rates earned on invested cash balances. For the year ended December 31, 2005 we expect interest income to increase over 2004 due to our receipt of net proceeds of approximately $11.7 million from the December 2004 closing of a private placement of our common stock and net proceeds of approximately $51.0 million from the January 2005 closing of the restructuring transaction with Novo Nordisk A/S.
     Other Income (Expense): Other income (expense) for the three months ended September 30, 2005 was $8,000 income, compared to $3,000 expense for the same period in 2004. The income in the three months ended September 30, 2005 is due to foreign exchange gains. We have not incurred any interest expense in 2005, as all payment obligations under capital leases have been satisfied in full.

Nine Months Ended September 30, 2005 and 2004
     Contract Revenues: Contract revenues for the nine months ended September 30, 2005 were $9.6 million, compared to $20.1 million for the nine months ended September 30, 2004. Contract revenues are divided into two components: development contract revenues and milestone revenues.

	Nine months ended September 30,
Contract Revenues: (in thousands)	2005	2004	Change
Development revenues	$4,378	$19,085	$(14,707)
Milestone revenues	5,267	988	4,279

Total contract revenues	$9,645	$20,073	$(10,428)
     Of the $9.6 million in total contract revenues for the nine months ended September 30, 2005, $5.2 million represents recognition of revenue for the remaining balance from a milestone payment made by Novo Nordisk A/S prior to the closing of the restructuring transaction. As a result of the closing of the restructuring transaction, the remaining associated deferred revenue was recognized as all of our obligations under the prior agreement were released. In addition, we recognized $2.1 million of development revenue for work related to the AERx insulin program that we performed during the month of January 2005. The balance of the development revenues is from other funded development programs and $625,000 from NNDT related to transition and support services performed in accordance with the NNDT restructuring agreement. Revenues for the nine months ended September 30, 2004 include $18.5 million related to the AERx insulin program and $988,000 in deferred milestone revenue amortization.
     Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2005 were $20.9 million, compared to $34.7 million for the nine months ended September 30, 2004. Research and development expenses as a percentage of total operating expenses were 72% in the nine months ended September 30, 2005 and 80% in the same period of 2004. The $13.8 million decrease in expenses period to period is due to iDMS project expenses, including direct expenses of $10.4 million and indirect expenses of $8.3 million, incurred in 2004 but not in 2005 due to the restructuring agreement with NNDT. The decrease in research and development expenses is primarily due to the reduction in wages and other compensation related to the transfer of approximately 119 research and development employees to NNDT and the reduction in facilities costs associated with the closing of the restructuring transaction with Novo Nordisk A/S in January 2005. Offsetting the decrease in iDMS project expenses was a net increase of $2.2 million in other partnered development costs and an increase of $2.7 million in expenses related to self-funded development projects. Expenses related to self-funded development projects relate primarily to research and development, including drug formulation, device development and manufacturing.

	Nine months ended September 30,
Spending for collaborative and self-initiated research			Increase
and development projects was as follows (in thousands):	2005	2004	(Decrease)
Collaborative	$4,372	$20,908	$(16,536)
Self initiated	16,486	13,798	2,688

Total research and development expenses	$20,858	$34,706	$(13,848)
     These expenses represent proprietary research expenses as well as costs related to contract revenues and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and expenses associated with the development of manufacturing processes, such as the cost of pre-production material and supplies utilized in validating equipment for commercial production.
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
     General and Administrative Expenses: General and administrative expenses in the nine months ended September 30, 2005 were $8.3 million, compared to $8.9 million for the nine months ended September 30, 2004. The decrease of $645,000 was primarily due to reduced activities resulting from the closing of the restructuring transaction with Novo Nordisk A/S.
     Interest Income: Interest income for the nine months ended September 30, 2005 was $980,000, compared to $160,000 for the nine months ended September 30, 2004. The increase of $820,000 was primarily due to interest earned on higher cash, cash equivalents and investment balances, and to a lesser extent, increases in interest rates earned on invested cash balances. For the year ended December 31, 2005 we expect interest income to increase over 2004 due to our receipt of net proceeds of approximately $11.7 million from the December 2004 closing of a private placement of our common stock and net proceeds of approximately $51.0 million from the January 2005 closing of the restructuring transaction with Novo Nordisk A/S.
     Other Income (Expense): Other income (expense) for the nine months ended September 30, 2005 was $37,000 expense, compared to $18,000 expense for the nine months ended September 30, 2004. We incurred no interest expense in the first nine months of 2005, as all payment obligations under capital leases have been satisfied in full. Other expenses in 2005 include foreign exchange losses and disposal of fixed assets. Other expenses in 2004 are primarily related to interest expense on capital leases.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding, proceeds from the sale of assets to Novo Nordisk A/S in connection with the restructuring transaction and interest earned on investments. As of September 30, 2005, we had cash, cash equivalents and short-term investments of approximately $36.7 million. As of December 31, 2004, we had cash, cash equivalents and short-term investments of approximately $16.8 million.
     Net cash used in operating activities for the nine months ended September 30, 2005 was $26.9 million, compared to $15.8 million used for the same period of 2004. The increase in cash used in operating activities is primarily due to the restructuring transaction terminating the advanced funding from Novo Nordisk A/S for work to be performed in the subsequent quarter. Novo Nordisk A/S advanced program costs of $6.4 million in September 2004. No advances for program costs were provided in September 2005. As a result of this transaction, we were no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk, A/S related to the commercialization of AERx and recognized the remaining balance of the deferred revenue associated with the milestone of $5.2 million as revenue in the first quarter of 2005. Also as a result of this transaction, Aradigm was released from its contractual obligation relating to future operating lease payments for the two buildings assigned to NNDT and accordingly reversed the remaining deferred rent expense related to the two buildings of $1.4 million. During the first quarter of 2005, we paid out final vacation and other employee liabilities for those employees who transitioned to NNDT and we paid vendor accounts related to AERx iDMS activities, which further contributed to increased net cash used in operating activities for the nine months ended September 30, 2005.
     Net cash provided by investing activities in the nine months ended September 30, 2005 was $45.4 million, compared to cash provided of $3.7 million for the same period of 2004. The increase is primarily due to the $50.3 million in net proceeds from NNDT in connection with the closing of the restructuring agreement, offset by our purchase of $4.0 million of fixed assets relating primarily to our Intraject platform and net purchases and maturities of $872,000 in securities classified as short-term investments. The 2004 cash provided by investing activities is due primarily to the net purchases and maturities of $5.0 million in securities classified as short-term investments.
     Net cash provided by financing activities for the nine months ended September 30, 2005 was $557,000, compared to $421,000 for same period of 2004. For the nine months ended September 30, 2005, we received $499,000 from issuance of common stock including issuance of shares under the Company’s Employee Stock Purchase Plan and exercise of stock options. There were no payments on capital lease obligations during 2005, as all capital lease obligations were paid in full during 2004. For the nine months ended September 30, 2004, the proceeds from issuance of common stock of $786,000 were offset by payments on capital lease obligations of $427,000.
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
     We continue to review our planned operations through the end of 2005 and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. We expect our total capital outlays for 2005 to be approximately $6.0 million or $4.5 million less than previously forecast due to the timing of development program capital requirements. The majority of these outlays will be associated with completing the commercial scale-up of the Intraject production processes, including process, qualification and registration batch production for sumatriptan. At September 30, 2005, we are contractually committed to approximately $1.2 million of anticipated 2005 capital outlays. Capital outlays beyond 2005 will depend on our ability to raise additional capital and future partner funding arrangements. We believe that our existing cash balances at September 30, 2005, funding commitments from corporate development partners and interest earned on our investments should be sufficient to meet our needs for at least the next 12 months.
     If we make good progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We will need to raise additional capital to fund our capital spending and operations before we become profitable. We may seek additional funding through collaborations, borrowing arrangements or through public or private equity financings. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. Dilution to shareholders may result if additional equity securities are issued to raise capital. If adequate funds are not available, we may be required to delay, to reduce the scope of or to eliminate one or more of our research and development programs or to obtain funds through arrangements with collaborative partners or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.
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
Contractual Obligations
     Subsequent to completion in January 2005 of the restructuring transaction with Novo Nordisk A/S, we have commitments under two building leases rather than four. The first lease is for a building containing office, laboratory and manufacturing facilities, and expires in 2016. A small portion of this lease expense is offset by a sublease to NNDT of $10,000 per month for 24 months that commenced in January 2005 and expires in December 2006. The second lease is for a warehouse and expires in December 2005. Additionally, we entered into a new copier lease agreement in July for $6,400 per month for 60 months. The following table sets forth our future minimum lease payments under the three leases and our contractual obligations that are non-cancelable at September 30, 2005. Unconditional purchase obligations have increased in support of Intraject development and manufacturing activities.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2005[1]	2006/2007	2008/2009	2010+
Operating lease obligations	$24,410	$640	$4,147	$4,879	$14,744
Capital purchase obligations	1,184	1,184	—	—	—
Unconditional purchase obligations	670	670	—	—	—

Total contractual commitments	$26,264	$2,494	$4,147	$4,879	$14,744

[1]	For remaining three months ending December 31, 2005.
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
     As of September 30, 2005, we had cash, cash equivalents and short-term investments of $36.7 million, consisting of cash and highly liquid short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.
Item 4. Controls and Procedures
 Evaluation of Disclosure Controls and Procedures
     Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART II. OTHER INFORMATION
Item 6. Exhibits

10.23	(1)	Form of Change of Control Agreement entered into between the Registrant and certain members of the Registrant’s senior management.

10.24	(1)	Executive Officer Severance Benefit Plan.

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on October 13, 2005.

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
President and Chief Executive Officer

/s/ THOMAS C. CHESTERMAN

Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: November 10, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
10.23 (1)	Form of Change of Control Agreement entered into between the Registrant and certain members of the Registrant’s senior management.

10.24 (1)	Executive Officer Severance Benefit Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on October 13, 2005.