Form 10-Q
period 2006-03-31
ARADIGM CORP
filed 2006-05-15
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See details of accelerated filer or large accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) Common	(Outstanding at April 30, 2006) 14,787,440

ARADIGM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,979	$27,694
Short-term investments	512	—
Receivables	829	400
Current portion of notes receivable from officers and employees	52	62
Prepaid expenses and other current assets	1,406	874

Total current assets	17,778	29,030

Property and equipment, net	10,186	9,875
Noncurrent portion of notes receivable from officers and employees	126	129
Other assets	462	463

Total assets	$28,552	$39,947

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,339	$3,034
Accrued clinical and cost of other studies	404	398
Accrued compensation	1,983	3,814
Deferred revenue	299	222
Other accrued liabilities	486	475

Total current liabilities	4,511	7,943

Noncurrent portion of deferred rent	769	714

Commitments and contingencies

Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at March 31, 2006 and December 31, 2005; liquidation preference of $41,866 at March 31, 2006 and December 31, 2005	23,669	23,669
Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 14,787,440 at March 31, 2006 and 14,562,809 at December 31, 2005	282,724	282,004
Accumulated other comprehensive income	2	5

Accumulated deficit	(283,123)	(274,838)

Total shareholders’ equity(deficit)	(397)	7,171

Total liabilities, redeemable convertible preferred stock and shareholders’ equity(deficit)	$28,552	$39,497

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Contract revenues (Including amounts from related parties:
2006 - $33; 2005 - $7,444)	$1,073	$7,714

Operating expenses:
Research and development	6,740	7,070
General and administrative	2,853	3,235

Total operating expenses	9,593	10,305

Loss from operations	(8,520)	(2,591)
Interest income	245	288
Interest and other expense	(10)	(37)

Net loss	$(8,285)	$(2,340)

Basic and diluted net loss per common share	$(0.57)	$(0.16)

Shares used in computing basic and diluted net loss per common share	14,563	14,459

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,285)	$(2,340)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	283	436
Stock-based compensation expense related to employee stock options and employee stock purchases	470	—
Loss on retirement and sale of property and equipment	6	25
Cost of warrants and stock options for services	1	92
Amortization of deferred compensation	—	5
Changes in operating assets and liabilities:
Receivables	(429)	(367)
Prepaid and other current assets	(532)	967
Other assets	1	25
Accounts payable	(1,695)	(503)
Accrued compensation	(1,831)	(1,015)
Other accrued liabilities	17	(375)
Deferred rent	55	(1,391)
Deferred revenue	77	(7,273)

Net cash used in operating activities	(11,862)	(11,714)

Cash flows from investing activities:
Capital expenditures	(600)	(1,479)
Proceeds from the sale of property and equipment	—	50,291
Purchases of available-for-sale investments	(515)	(2,595)
Increase in restricted cash	—	(200)
Proceeds from maturities and sales of available-for-sale investments	—	16

Net cash provided by (used in) investing activities	(1,115)	46,033

Cash flows from financing activities:
Proceeds from issuance of common stock, net	249	—
Payments received on notes receivable from officers and employees	13	14

Net cash provided by financing activities	262	14

Net increase (decrease) in cash and cash equivalents	(12,715)	34,333
Cash and cash equivalents at beginning of period	27,694	14,308

Cash and cash equivalents at end of period	$14,979	$48,641

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
1. Organization and Basis of Presentation
     Organization
     Aradigm Corporation (the “Company”) is a California corporation engaged in the development and commercialization of non-invasive drug delivery systems. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. These factors indicate that the Company’s ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. The Company operates as a single operating segment.
     The Company has incurred significant operating losses and negative cash flows from operations since its inception. At March 31, 2006, the Company had an accumulated deficit of $283.1 million, working capital of $13.3 million, and a shareholders’ deficit of $397,000. Management believes that cash and cash equivalents on hand at March 31, 2006 together with expected funding to be received under additional collaborative arrangements, or equity or debt financing(s) will be sufficient to enable the Company to meet its obligations through at least the next twelve months. If such funding is not available as expected, the Company will be required to delay, reduce the scope of, or eliminate one or more development programs and to reduce personnel related costs. Management plans to continue to fund the Company with funds obtained through collaborative arrangements, equity issuances and or debt arrangements. The Company’s shareholders’ equity is negative and is expected to remain negative absent additional equity financing or conversion of redeemable preferred stock.
     Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
2. Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation

(“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under the Company’s employee stock purchase plan.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock awards and employee stock purchases related to the Company’s employee stock purchase plan, to be recognized in the financial statements based on their fair values. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a straight-line basis over the options’ vesting period, and (b) compensation cost for all share-based payments, including employee stock options, restricted stock awards and employee stock purchases related to the Company’s employee stock purchase plan, granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the awards’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for the three-month period ended March 31, 2006 includes $470,000 for stock-based employee compensation. Net loss per common share for the three-month period ended March 31, 2006 would have been $0.54 had we not adopted SFAS No. 123R, compared to reported net loss per common share of $0.57. As stock-based compensation expense recognized in the statement of operations for the periods subsequent to the adoption of SFAS No. 123R is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Since the Company continues to operate at a net loss, the adoption of SFAS 123R had no tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006.
Employee Stock Plans
     As of March 31, 2006, the Company had outstanding shares or options under the following share-based compensation plans:
     2005 Equity Incentive Plan
     In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Equity Incentive Plan (the “1996 Plan”), which amended and restated the Company’s earlier equity incentive plan. The original plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the 1996 Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2.0 million. The evergreen provision automatically increases the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding Common Stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each year beginning 2001 and ending 2005. The aggregate number of shares reserved for grants was 2.96 million shares.
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
     In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. As of March 21, 2005, the Company had 2,918,638 shares of common stock authorized for issuance under the 1996 Plan. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s Common Stock had been granted under the 1996 Plan and 919,386 shares became available for issuance under the 2005 Plan.
     Options granted under the 2005 Plan are immediately exercisable, if expressly permitted in the specific grant approved by the Board of Directors and, if exercised early, the underlying shares may be subject to repurchase by the Company. The shares acquired generally expire 10 years from the date of grant and vest over a period of four years from the date of grant. Options granted under the 2005 Plan may be either incentive or non-statutory stock options. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Company’s Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and the option shall not be exercisable more than five years after the date of grant.
     The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if expressly permitted under the applicable grant. As of March 31, 2006 there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. During 2006, the Company granted options to purchase 583,500 shares of common stock under the 2005 Plan. As of March 31, 2006, the Company had 343,200 shares of common stock authorized for future issuance under the 2005 Plan (including 7,314 shares cancelled and transferred in from the 1996 plan).
     1996 Non-Employee Directors’ Plan
     The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) initially had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The exercise price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. Accordingly, no more options can be granted under the Director’s plan. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31, 2005 or the three months ended March 31, 2006 and as of March 31, 2006, options to purchase an aggregate of 21,186 remain outstanding with no additional shares available for grant.
     Employee Stock Purchase Plan
     In April 1996, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and the shareholders of the Company approved the adoption of the Purchase Plan in June 1996. Employees generally are eligible to participate in the Purchase Plan if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater stockholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of fifteen percent of earnings or $25,000.
     As of March 31, 2006 a total of 682,086 shares have been issued under the Purchase plan, leaving a balance of 367,914 shares available for future issuance.

     Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following table illustrates the effect on net loss and net loss per common share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month period ended March 31, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized, on a straight line basis, to expense over the vesting period of such awards (in thousands, except per share data):

Three Months
Ended
March 31,
2005
Net loss, as reported	$(2,340)
Add: Stock-based employee compensation expense included in reported net loss,	5
Deduct: Total stock-based employee compensation expense determined under fair value method	(738)

Proforma net loss	$(3,073)

Basic and diluted net loss per common share:
As reported	$(0.16)

Pro forma	$(0.21)

     Note that the above pro forma disclosure was not presented for the three-month period ended March 31, 2006 because stock-based employee compensation has been accounted for and recognized in the statement of operations using the fair value recognition method under SFAS No. 123R for this period.
     Valuation Assumptions
     SFAS No. 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company has elected to use the Black-Scholes option-pricing model to determine the fair-value of stock based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes option-pricing model incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
     The assumptions used for the three months ended March 31, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended March 31,
	2006	2005
Employee Stock Options
Dividend yield	0.0%	0.0%
Volatility factor	85.9%	97.9%
Risk-free interest rate	4.8%	3.7%
Expected life (years)	4.2	4.0
Weighted-average fair value of options granted during the periods	$2.47	$4.28

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	87.1%	110.0%
Risk-free interest rate	3.6%	1.6%
Expected life (years)	1.2	2.0
Weighted-average fair value of employee stock purchases during the periods	$2.62	$3.99

     Impact of the Adoption of FAS 123R
     The following table shows total stock-based employee compensation expense included in the condensed statement of operations for the three-month period ended March 31, 2006 (in thousands except per share amount):

Three Months
Ended
March 31,2006
Costs and expenses:
Research and development	$263
General and administrative	207

Total stock-based compensation expense	$470

Impact on basic and diluted net loss per share	$(0.03)

     There was no capitalized stock-based employee compensation cost as of March 31, 2006. Since the Company has an accumulated net operating loss, there were no recognized tax benefits during the quarter ended March 31, 2006 associated with stock-based compensation expense.
     For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. The Company issued 139,500 restricted share awards for the period ended March 31, 2006. Total compensation expense for restricted stock recognized in our financial statements for stock-based awards under SFAS No. 123R was $14,000 for the three-month period ended March 31, 2006.
     For the three months ended March 31, 2006 activity under all option plans was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value (in
	Shares	Price	Life	000s)
Options outstanding at December 31, 2005	1,729,709	$19.47	7.10	—

Options granted	444,000	$3.77	9.93	—

Options exercised	(645)	$2.83		—

Options cancelled	(7,314)	$17.90		—

Options outstanding at March 31, 2006	2,165,750	$16.26	7.45	—

Options exercisable at March 31, 2006	1,208,732	$24.64	6.17	—

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $2.47 per share and $4.28 per share, respectively.
3. Summary of Significant Accounting Policies
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
     The following securities, representing the historical amounts and not the common stock equivalent amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	Three Months Ended March 31,
	2006	2005
Options to purchase common stock	35	30,660

Preferred convertible shares	1,235,701	1,235,701

Warrants to purchase common shares	—	383,467

	1,235,736	1,649,828

4. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss), which for us primarily comprises unrealized gains and losses from investments. Comprehensive loss for the first three months of 2006 was $8.3 million and comprehensive loss for the comparable period in the prior year was $2.3 million.
5. Cash, Cash Equivalents and Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and investments (amounts in thousands):

	March 31, 2006	December 31, 2005
Cash and Cash equivalents:
Money market fund	$1,352	$1,321
Commercial paper	13,627	26,373

	$14,979	$27,694

Short-term investments:
Corporate and Government notes	$512	$—
     All short-term investments at March 31, 2006 mature in less than one year.
     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents in money market funds, commercial paper, and corporate notes. As of March 31, 2006 and December 31, 2005, the difference between the fair value and the amortized cost of available-for-sale securities was $2,000 unrealized gain and $5,000 unrealized gain, respectively. The individual gross unrealized gains and individual gross unrealized losses were immaterial.
6. Shareholders’ Equity
     Reverse Stock Split
     On January 4, 2006, the Company filed an amendment to its amended and restated certificate of incorporation with the California Secretary of State effecting a 1-for-5 reverse split of the Company’s common stock. All share and per share amounts have been retroactively restated in the accompanying condensed financial statements, notes to the condensed financial statements and elsewhere in this document for all periods presented.
7. Related Party
     Novo Nordisk, A/S and its affiliates, Novo Nordisk Pharmaceuticals, Inc. and NNDT, are considered related parties, and at March 31, 2006 own approximately 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis).

     As of January 26, 2005, the Company completed the restructuring of its AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and NNDT as of September 28, 2004. At the closing of the restructuring transaction, the Company received $50.3 million in cash, applied $4.0 million of deposits from Novo Nordisk, A/S and recorded $731,000 as payment for inventory, prepaid, and other assets from NNDT in consideration for $54.5 million of fixed assets at net book value, $515,000 of inventory and $317,000 for prepaid expenses and other assets.
     As a result of this transaction the Company was no longer obligated to continue work related to a non-refundable milestone payment from Novo Nordisk, A/S related to the commercialization of AERx. Upon consummation of the restructuring, the Company recorded the outstanding deferred milestone revenue held on the balance sheet at December 31, 2004 of $5.2 million into revenue. Additionally, Aradigm was released from its contractual obligation relating to future operating leases payments for the two leases assigned to NNDT and accordingly reversed to current period rent expense the deferred rent expense related to the two buildings of $1.4 million.
     As a result of the restructuring transaction, contract revenue from our development agreement with Novo Nordisk, A/S ceased in January 2005. The Company recorded project development revenue from Novo Nordisk, A/S for the first 26 days of 2005 of approximately $2.3 million related to transition and support agreements entered into in connection with the restructuring transaction through the three months ended March 31, 2005.
8. Subsequent Events
     On May 15, 2006 the Company announced a corporate restructuring. The reorganization includes a reduction in Aradigm’s workforce and a reprioritization of clinical and development activities to its AERx-based product portfolio. The reduction in force will reduce the Company’s workforce by over 30% to fewer than 70 employees. As a result, the Company will record, in the second quarter of 2006, a restructuring charge primarily related to severance costs currently estimated to be approximately $0.8 million. The Company’s reprioritization efforts will focus on advancing the current pipeline and developing products in the area of respiratory care, leveraging the AERx platform.
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
     Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand and as we plan and build our late-stage clinical and early commercial production capabilities. To date, we have not had any product sales and do not anticipate receiving any revenue from the sale of products in 2006. As of March 31, 2006 we had an accumulated deficit of $283.1 million. The sources of working capital have been equity financings, equipment lease financings, contract and license revenues and interest earned on investments.
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
AERx Diabetes Management System
     The AERx insulin Diabetes Management System (“AERx iDMS”) permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. This product was being developed in collaboration with Novo Nordisk A/S (“Novo Nordisk”,) a leader in the field of diabetes care. In January 2005, we completed the restructuring of the AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk and Novo Nordisk Delivery Technologies Inc. (“NNDT”), a newly created wholly owned subsidiary of Novo Nordisk, in September 2004. Under our current agreement with Novo Nordisk, Novo Nordisk has assumed responsibility for the completion of development, manufacturing and commercialization of the AERx insulin product, and we have no further material financial or operational commitments for this program. We will be entitled to royalties on future sales of the commercialized product.
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

Liposomal Ciprofloxacin
     Each of our two liposomal ciprofloxacin programs utilize a novel patented formulation of a powerful anti-infective to treat bio-terrorism-related disease and infections related to cystic fibrosis (“CF”). The first of the two programs is our liposomal ciprofloxacin bioterrorism program, which is partnered with the Canadian Department of Defense to develop a treatment and prophylaxis for inhaled anthrax. Ciprofloxacin, or cipro, as it is more commonly known, is a widely used anti-infective agent for the treatment of a variety of bacterial infections. As part of this partnership we have licensed the rights to a patented formulation of the drug that is designed to (1) enhance the duration of action of the drug in the lung and (2) enable better interaction of the drug with the disease target.
     The second program utilizing liposomal ciprofloxacin is in the treatment and control of respiratory infections CF. The preclinical data developed for the inhaled anthrax program above is being used to assess and potentially develop this opportunity. CF is a genetic disease that commonly affects a person’s breathing and digestion patterns. The disease is caused by an abnormal protein that does not allow the normal passage of chloride into and out of certain cells, including those that line the lungs and pancreas. As a result, these cells produce thick, sticky mucus and other secretions that can clogs the lungs and cause breathing problems CF affects roughly 30,000 children and adults in the United States and roughly 60,000 worldwide. According to the Centers for Disease Control, the majority of studies done in the early 1990’s state that the annual direct medical care costs for an individual with CF were $15,000 to $20,000 (1996 dollars).
AERx Smoking Cessation
     Our AERx Smoking Cessation product is based on the capabilities of the AERx system to titrate and deliver accurate doses of small droplet aerosols to the deep lung for systemic uptake. When nicotine is combined with our delivery system, varying doses can be delivered and we believe this provides patients and physicians with an easy to use, efficient and accurate delivery system that is ideally suited for downward titration of inhaled nicotine doses over time. We believe that by creating a product that produces a pharmacokinetic profile that mimics the high arterial peaks resulting from inhalation of tobacco smoke, we will be addressing an unmet need for patients wanting to quit but unable to do so due to their addiction. According to Decision Resources, the smoking cessation market, currently dominated by nicotine replacement treatments, including transdermal patches, gums, and nasal sprays, is expected to increase to nearly $1.5 billion by 2007.
AERx Treprostinil
     Our AERx Treprostinil product is a novel, sustained-release inhaled liposomal formulation for the treatment of pulmonary arterial hypertension (“PAH”). This product is being developed as part of a commercial agreement with United Therapeutics, a leader in cardiovascular therapies, to deliver an aerosolized formulation of their drug treprostinil, marketed as Remodulin, an approved and marketed intravenously or subcutaneously delivered prostacyclin analogue. United Therapeutics has agreed to fund our activities in this program. We believe that the AERx delivery system offers a non-invasive and more direct approach to treatment over the currently available methods. According to Decision Resources, in 2003, PAH affected over 130,000 people worldwide with sales of related medical treatments of $600 million per year that are expected to reach $1.2 billion by 2013. Patients with PAH experience elevated blood pressure in the pulmonary arteries. Symptoms of the disease include fatigue, shortness of breath on exertion, chest pain and dizziness. When left untreated, the median survival time following diagnosis may be as short as three years.
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
     We believe that the features of this system could be attractive to potential partners as they address issues such as patent expiration and life cycle management relating to their marketed products.
     For both our AERx and Intraject platforms we have implemented a Contract Manufacturing Organization (“CMO”) strategy for production. We believe this approach allows us to use best-in-class suppliers from around the world whose expertise allows us to minimize risk and costs normally incurred if we were to assume responsibility ourselves. In these cases, we have secured agreements with several of these manufacturers.
Intraject Triptan
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
     The Company completed the manufacture of registration batches to be used as a basis for regulatory approval late last year. With this milestone achieved, and commercial scale production now explicitly demonstrated, we believe that we do not need to further invest in this platform, pending partnering of the product. We anticipate being able to address this further by the end of the second quarter, however, there can be no assurance that we will find a partner for this product or that this development program will be successful. Concurrent with these partnering efforts for Intraject, the company is also exploring various strategic alternatives with respect to Intraject as a whole, which include spinning Intraject off or selling the program and technology. If such investigations and efforts are unsuccessful, Aradigm is likely to discontinue the Intraject program.
Potential Product Applications
     We believe AERx and Intraject technology platforms are positioned to address multiple therapeutic disease areas with compounds that cannot be delivered orally or by injection. We have demonstrated to date, in human clinical trials, effective deposition and, where required, systemic absorption of a wide variety of drugs including small molecules, peptides and proteins. We are developing the hand-held AERx system based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx products for applications in respiratory diseases such as asthma and chronic obstructive pulmonary disease (COPD), as well as conducting investigations in cardiovascular disease, neurological disease, and inflammatory conditions. In addition, we are targeting the development of the AERx system for the non-invasive delivery of certain other drugs, including proteins, peptides and small molecules.
     We also believe that substantial opportunities exist within multiple disease areas for our Intraject system. We believe Intraject’s ability to allow for a rapid, comfortable administration in a patient-friendly format is well suited for chronically delivered therapies that once needed to be administered by physicians

Critical Accounting Policies and Estimates
     We consider certain accounting policies related to revenue recognition, stock-based compensation, and impairment of long-lived assets to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and other stock based compensation. Our actual results could differ from these estimates.
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
Long-Lived Assets
     We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the statements of operations.
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this method, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments granted after January 1, 2006 and all stock based payments granted prior to but not vested as of January 1, 2006.
     Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense, net of estimated forfeitures, ratably over the requisite vesting period. We have elected to calculate an awards’ fair value based on the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
     During the three months ended March 31, 2006, we issued to our employees stock options, restricted stock awards and stock purchases pursuant to our Employee Stock Purchase Plan. Under SFAS No. 123R, we recognized compensation expense for stock-based compensation expense of $470,000 for the three months ended March 31, 2006.

Results of Operations
     Total revenue consists of contract and milestone revenue..Our revenue in the three-month periods ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent
Revenue
Contract revenue	$976	$2,528	$(1,552)	(61%)
Percentage of Total Revenue	91%	33%
Milestone revenue	97	5,186	(5,089)	(98%)
Percentage of Total Revenue	9%	67%
Total Revenue	$1,073	$7,714	$(6,641)	(86%)
     Total revenue decreased 86% for the first quarter of fiscal 2006 over the comparable period in fiscal 2005 due to decreases in both contract and milestone revenues. The primary reason for the decreases in both milestone and contract revenue was the result of concluding the Novo Nordisk Development iDMS Restructuring Agreement on January 26, 2005. In the first quarter of fiscal 2005, we recorded joint development revenue from Novo Nordisk iDMS of $2.1 million for the period from January 1, 2005 through January 26, 2005 and upon consummation of the restructuring, we recorded the outstanding deferred milestone revenue held on the balance sheet at December 31, 2004 of $5.2 million into revenue. In the first quarter of 2006, the decrease in contract revenue due to the Novo Nordisk Restructuring Agreement was offset by a net increase in revenue of $76,000 from collaborative programs which continued from 2005 into 2006, and $473,000 for programs which began after the first quarter of 2005 and continued into 2006. The milestone revenue of $97,000 for the first quarter of fiscal 2006 is from our HCQ development program.
     Cost and Expenses: Our cost and expenses for the three-month periods ended March 31, 2006 and March 31, 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent
Research and Development Expense
Collaborative	$1,119	$2,047	$(928)	(45)%
Self-Funded	5,621	5,023	598	12%

Total Research and Development Expense	$6,740	$7,070	$(330)	(5)%
     Research and Development:. Research and development expenses include salaries, payments to contract manufacturers, and contract research organizations, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to research and development for the three months ended March 31, 2006 was $263,000 due to the adoption of SFAS 123R effective January 1, 2006.
     Collaborative research and development expense decreased 45% primarily as the result of concluding the Novo Nordisk Development restructuring agreement on January 26, 2005. As a result of the restructuring agreement associated costs for labor benefits and related facilities costs were reduced as certain facilities and personnel were transferred to Novo Nordisk. Collaborative program expense in the three months ended March 31, 2005 excluding the Novo Nordisk activity was $0.7 million. Collaborative program expense in the three months ended March 31, 2006 was $1.1 million. The increase is primarily driven by the continuing development of our existing AERx programs including an additional AERx-Nicotine program initiated this quarter.

     Research and development expense for self-funded projects increased 12% primarily due to increases in our AERx development programs which more than offset reductions in our Intraject clinical batch registration lot activities substantially completed at year end 2005.
     We expect that our research and development expenses will remain relatively constant over the next few quarters, however, such spending is dependent on obtaining additional funding under collaborative arrangements or equity or debt financing(s).
     Research and Development expense for self-initiated projects increased 12% primarily due to increase in expense for the Intraject and AERx programs.

	Three Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent
General and Administrative Expenses	$2,853	$3,235	$(382)	(12)%
     General and Administrative. General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to general and administrative expenses for the three months ended March 31, 2006 was $207,000 due to the adoption of SFAS 123R effective January 1, 2006.
     General and administrative expenses for the three months ended March 31, 2006 decreased over the comparable period in 2005 primarily as the result of concluding the Novo Nordisk Development Restructuring Agreement on January 26, 2005. As a result of the restructuring agreement associated costs for building and maintenance costs, labor, labor benefits and insurance expense were reduced. The reduction in expense was offset by the increase in stock based compensation. We expect that our general and administrative expenses will remain relatively constant over the next few quarters depending upon partnering the Intraject program and obtaining funding.

	Three Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent
Interest Income, Interest and Other Expense:
Total Interest Income	$245	$288	$(43)	(15)%
Total Interest and Other Expense	$(10)	$(37)	$27	(74)%
     Interest income for the three months ended March 31, 2006 decreased 15 % over the comparable period in 2005 due to a lower average invested balance.
     Interest and other expense for the three months ended March 31, 2006 decreased 74% over the comparable period in 2005. Interest and other expense for three months ended March 31, 2006 was $10,000 compared to $37,000 for the comparable period in 2005. Expenses in each period primarily represent the loss on the disposition of assets. The loss reported in the first quarter of 2005 reflected the loss recognized on the sale of the Novo Nordisk iDMS program assets. The loss reported in the first quarter of 2006 is the loss recognized on the retirement of the assets located at our leased facility warehouse. We allowed the lease on that facility to lapse as we no longer needed the space.

Financial Condition
     At March 31, 2006, we had cash, cash equivalents and short-term investments of $15.5 million and total working capital of $13.3 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases. The following table summarizes selected items (in thousands) from our statement of cash flows for the three months ended March 31, 2006. For complete statements of cash flows for those periods, see the financial statements in Item 1

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by (used in) operating activities:
Net income (loss)	$(8,285)	$(2,340)
Depreciation and amortization	283	—
Stock-based compensation expense related to employee stock options and employee stock purchases	470	—
Loss on impairment and sale of property and equipment	6	25
Cost of warrants and common stock options for services	1	92
Amortization of deferred compensation	—	5
Changes in operating assets and liabilities:	(4,337)	(9,932)
Net cash used in operating activities	$(11,862)	$(11,714)

Net cash used in investing activities:
Capital expenditures	(600)	(1,479)
Proceeds from sale of property and equipment	—	50,291
Purchases of available-for-sale investments	(515)	(2,595)
Increase in restricted cash		(200)
Proceeds from sales and maturities of available-for-sale investments		16
Net cash used in investing activities	$(1,115)	$46,033

Net cash provided by financing activities:	$262	$14

Net decrease in cash and cash equivalents	$(12,715)	$34,333
Cash and cash equivalents at beginning of period	27,694	14,308
Cash and cash equivalents at end of period	$14,979	$48,641
     For the three-month period ended March 31, 2006, our operating activities used net cash of $11.9 million and reflect our net loss of $8.3 million offset by non-cash charges including stock-based compensation expense under SFAS No. 123R and depreciation expense and our use of operating cash to fund changes in operating assets and liabilities. Cash was used to fund an increase in accounts receivable, primarily related to the partnered programs, to fund an increase in prepaid expenses for advances on future program costs, to pay for bonuses accrued at year-end December 31, 2005 paid in January 2006, and to pay for invoices outstanding at December 31, 2005 for the Intraject project. This compares to the net cash used in our operating activities for the first three-month period ended March 31, 2005 of $11.7 million reflecting our net loss of $2.3 million offset by non-cash charges including depreciation expense and our use of cash to fund changes in operating assets and liabilities. The primary reduction in operating assets and liabilities of $9.9 million is due primarily to the recognition of the deferred revenue of $7.3 million, and reduction of deferred rent of $1.4 million, recognized in the statement of operations in the first three-month period ended March 31, 2005 in conjunction with the Novo Nordisk restructuring agreement.

     For the three-month period ended March 31, 2006, our net cash used in investing activities was $1.1 million. We used $600,000 for purchases of equipment primarily for the Intraject commercialization program and $515,000 was used to purchase short term investments. This compares to net cash provided by investing activities for the three-month period ended March 31, 2005 of $46.0 million which consisted primarily of $50.3 million in net proceeds from NNDT in connection with the restructuring agreement, offset by our purchase of $1.5 million of fixed assets relating to our Intraject platform and our purchases of $2.6 million in securities classified as short-term investments with funds received in connection with the restructuring agreement.
     Net cash provided by financing activities was $262,000 for the three months ended March 31, 2006 compared to $14,000 for the comparable period in the prior year. Net cash provided by financing activities during the three-month period ended March 31, 2006 was attributable primarily to purchases under our employee stock plans.
     As of March 31, 2006, we had an accumulated deficit of $283.1 million, working capital of $13.3 million, and a shareholders’ deficit of $397,000. Management believes that cash and cash equivalents on hand at March 31, 2006 together with expected funding to be received under additional collaborative arrangements, or equity or debt financing(s) will be sufficient to enable us to meet our obligations through at least the next twelve months. If such funding is not available as expected, we will be required to delay, reduce the scope of or eliminate one or more of our development programs and to reduce personnel related costs. Management plans to continue to fund the Company with funds obtained through collaborative arrangements, equity issuances and or debt arrangements. Shareholders’ equity is negative and is expected to remain negative absent additional equity financing or conversion of redeemable preferred stock.
     Concurrent with these partnering efforts for Intraject, the company is also exploring various strategic alternatives with respect to Intraject as a whole, which include spinning Intraject off or selling the program and technology. If such investigations and efforts are unsuccessful, Aradigm is likely to discontinue the Intraject program.
Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2006 are disclosed in the following table.

	Payment Due by Period
	(amounts in thousands)
Contractual obligations	Total	2006	(1)	2007/2008	2009/2010	2011+

Operating lease obligations	$22,372	$1,221		$4,677	$4,541	$11,933

Unconditional purchase obligations	2,238	2,238		—	—	—

Total contractual commitments	$24,610	$3,459		$4,677	$4,541	$11,933

(1)	For nine months ending December 31, 2006
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
     As of March 31, 2006, we had cash, cash equivalents and short-term investments of $15.5 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments
Item 4. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
Risks Related to Our Company
The liquidity of the markets on which our stock trades may adversely affect the price of our stock.
     Effective May 2, 2006, we began trading on the Nasdaq Capital Market because we did meet the continued listing requirements to trade on the Nasdaq National Market. The Nasdaq Capital Market attracts less investor attention than the Nasdaq National Market, which may reduce the liquidity of our stock and adversely affect the price of our stock. There is no guarantee that we will be able to meet the initial listing standards to reapply for trading on the Nasdaq National Market and, additionally, there is no guarantee we will be able to meet the continued listing requirements for trading on the Nasdaq Capital Market. If we are unable to remain listed on the Nasdaq Capital Market, we may have to list on the Nasdaq Over-the-Counter Bulletin Board, which may further reduce the liquidity of our stock and adversely affect the price of our stock.
     Other than as discussed in the paragraph above, there have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. EXHIBITS

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

Dated: May 15, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.