Form 10-Q
period 2006-06-30
ARADIGM CORP
filed 2006-08-14
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at July 31, 2006)
Common	14,765,502

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,407	$27,694
Short-term investments	507	—
Receivables	552	400
Current portion of notes receivable from officers and employees	20	62
Prepaid expenses and other current assets	662	874

Total current assets	10,148	29,030

Property and equipment, net	6,294	9,875
Non-current portion of notes receivable from officers and employees	151	129
Other assets	456	463

Total assets	$17,049	$39,947

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$672	$3,034
Accrued clinical and cost of other studies	523	398
Accrued compensation	3,021	3,814
Deferred revenue	217	222
Other accrued liabilities	573	475

Total current liabilities	5,006	7,943

Non-current portion of deferred rent	824	714

Commitments and contingencies

Redeemable convertible preferred stock, no par value; 5,000,000 shares authorized; issued and outstanding shares: 1,544,626 at June 30, 2006 and December 31, 2005; liquidation preference of $41,866 at June 30, 2006 and December 31, 2005	23,669	23,669
Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding shares: 14,765,502 at June 30, 2006 and 14,562,809 at December 31, 2005	283,107	282,004
Accumulated other comprehensive income (loss)	(2)	5
Accumulated deficit	(295,555)	(274,838)

Total shareholders’ equity (deficit)	(12,450)	7,171

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$17,049	$39,497

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Contract and milestone revenues (including amounts from related parties: 2006 - $18; 2005 - $267)	$1,807	$1,212

Operating expenses:
Research and development	6,357	7,317
General and administrative	2,685	2,713
Restructuring and asset impairment	5,370	—

Total operating expenses	14,412	10,030

Loss from operations	(12,605)	(8,818)
Interest income	135	350
Interest expense and other income (expense )	37	(8)

Net loss	$(12,433)	$(8,476)

Basic and diluted net loss per common share	$(0.85)	$(0.58)

Shares used in computing basic and diluted net loss per common share	14,656	14,512

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Contract and milestone revenues (including amounts from related parties: 2006 - $50; 2005 - $7,711)	$2,880	$8,926

Operating expenses:
Research and development	13,098	14,387
General and administrative	5,537	5,948
Restructuring and asset impairment	5,370	—

Total operating expenses	24,005	20,335

Loss from operations	(21,125)	(11,409)
Interest income	380	638
Interest expense and other income (expense)	27	(45)

Net loss	$(20,717)	$(10,816)

Basic and diluted net loss per common share	$(1.42)	$(0.75)

Shares used in computing basic and diluted net loss per common share	14,614	14,486

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,717)	$(10,816)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash asset impairment on property and equipment	4,000	—
Depreciation and amortization	549	743
Stock-based compensation expense related to employee stock options and employee stock purchases	854	—
Loss on retirement and sale of property and equipment	6	25
Cost of warrants and stock options for services	—	93
Amortization of deferred compensation	—	7
Changes in operating assets and liabilities:
Receivables	(152)	(650)
Prepaid and other current assets	212	444
Other assets	7	(118)
Accounts payable	(2,362)	(248)
Accrued compensation	(793)	147
Other accrued liabilities	223	(889)
Deferred rent	110	(1,337)
Deferred revenue	(5)	(7,472)

Net cash used in operating activities	(18,068)	(20,071)

Cash flows from investing activities:
Capital expenditures	(974)	(2,490)
Proceeds from the sale of property and equipment	—	50,291
Purchases of available-for-sale investments	(514)	(5,530)
Increase in restricted cash	—	—
Proceeds from maturities and sales of available-for-sale investments	—	538

Net cash provided by (used in) investing activities	(1,488)	42,809

Cash flows from financing activities:
Proceeds from issuance of common stock, net	249	254
Proceeds from exercise of options and warrants for common stock	—	42
Payments received on notes receivable from officers and employees	20	30

Net cash provided by financing activities	269	326

Net increase (decrease) in cash and cash equivalents	(19,287)	23,064
Cash and cash equivalents at beginning of period	27,694	14,308

Cash and cash equivalents at end of period	$8,407	$37,372

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2006
1. Organization and Basis of Presentation
     Organization
     Aradigm Corporation (the “Company”) is a California corporation engaged in the development and commercialization of non-invasive drug delivery systems combined with novel formulations creating products that enable patients to comfortably self-administer biopharmaceuticals and small molecule drugs. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. These factors indicate that the Company’s ability to continue its research, development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. The Company operates as a single operating segment.
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
Impairment or Disposal of Long-Lived Assets
     We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment, may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Future cash flows that are contingent in nature are generally not recognized. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the statements of operations. We have recorded an impairment charge on long-lived assets during the three and six months ended June 30, 2006. See Note 8.
3. Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No.123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under the Company’s employee stock purchase plan.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock awards and employee stock purchases related to the Company’s employee stock purchase plan, to be recognized in the financial statements based on their fair values. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost recognized during the three-month and six-month periods ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a straight-line basis over the options’ vesting period, and (b) compensation cost for all share-based payments, including employee stock options, restricted stock awards and employee stock purchases related to the Company’s employee stock purchase plan, granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the awards’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three-month and six month periods ended June 30, 2006 is higher by $384,000 and $854,000 respectively, than if had continued to account for stock-based employee compensation under APB No.25. basic and dilute net loss per common share for the three-month and six-month periods ended June 30, 2006 are $0.03 and $0.06 higher respectively, than if the Company had continued to account for share based compensation under APB No.25. As stock-based compensation expense recognized in the statement of operations for the periods subsequent to the adoption of SFAS No. 123R is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Since the Company continues to operate at a net loss, the adoption of SFAS No.123R had no tax-related effects on cash flow from operations and cash flow from financing activities for the three-month and six-month periods ended June 30, 2006.

Employee Stock Plans
     As of June 30, 2006, the Company had outstanding shares or options under the following share-based compensation plans:
     2005 Equity Incentive Plan
     In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Equity Incentive Plan (the “1996 Plan”), which amended and restated the Company’s earlier equity incentive plan. The original plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the 1996 Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increases the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding Common Stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each year beginning 2001 and ending 2005. The aggregate number of shares reserved for grants was 2,964,278 shares.
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
     The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if expressly permitted under the applicable grant. As of June 30, 2006 there were no outstanding notes receivables from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock has voting rights but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. During 2006, the Company increased the aggregate number of shares authorized for issuance by 2,000,000 shares and granted options to purchase 700,900 shares of common stock under the 2005 Plan. As of June 30, 2006, the Company had 1,957,635 shares of common stock authorized for future issuance under the 2005 Plan (including 179,458 shares cancelled and transferred in from the 1996 plan and an additional 21,938 shares forfeited and transferred in from the restricted stock plan).
     1996 Non-Employee Directors’ Plan
     The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) initially had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The exercise price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. Accordingly, no more options can be granted under the Director’s plan. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31, 2005 or the six months ended June 30, 2006. Options to purchase an aggregate of 21,186 shares remain outstanding with no additional shares available for grant, as of June 30, 2006.
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
     As of June 30, 2006 a total of 682,086 shares have been issued under the Purchase plan, leaving a balance of 367,914 shares available for future issuance.
Pro Forma Information for Period Prior to Adoption of SFAS No.123R
     The following table illustrates the effect on net loss and net loss per common share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three and six months ended June 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized, on a straight line basis, to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(8,476)	$(10,816)
Add: Stock-based employee compensation expense included in reported net loss	2	7
Less: Total stock-based employee compensation expense determined under fair value method	(867)	(1,605)

Pro forma net loss	$(9,284)	$(12,414)

Basic and diluted net loss per share, as reported:	$(0.60)	$(0.75)

Basic and diluted pro forma loss per share	$(0.65)	$(0.85)

     Note that the above pro forma disclosure was not presented for the three and six months ended June 30, 2006 because stock-based employee compensation has been accounted for and recognized in the statement of operations using the fair value recognition method under SFAS No. 123R for these periods.

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
     The assumptions used for the three and six months ended June 30, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	85.8%	98.0%	85.8%	97.9%
Risk-free interest rate	5.1%	3.8%	4.9%	3.7%
Expected life (years)	4.2	4.0	4.2	4.0
Weighted-average fair value of options granted during the periods	$1.11	$3.73	$1.64	$4.21

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	85.7%	87.3%	85.7%	87.3%
Risk-free interest rate	4.8%	3.5%	4.8%	3.5%
Expected life (years)	0.7	1.2	0.7	1.2
Weighted-average fair value of employee stock purchases during the periods	$1.33	$2.67	$1.33	$2.67
Adoption of SFAS No.123R
     The following table shows the effect of SFAS No.123R stock-based employee compensation expense included in the condensed statement of operations for the three and six month periods ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,2006	June 30,2006
Costs and expenses:
Research and development	$207	$469
General and administrative	177	385

Total stock-based compensation expense	$384	$854

Impact on basic and diluted net loss per share	$0.03	$0.06

     There was no capitalized stock-based employee compensation cost as of June 30, 2006. Since the Company has an accumulated net operating loss, there was no recognized tax benefit during the three and six months ended June 30, 2006 associated with stock-based compensation expense.
     For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. There are 117,562 restricted share awards issued and outstanding for the period ended June 30, 2006. Total compensation expense for restricted stock recognized in our financial statements for stock-based awards under SFAS No. 123R was $27,792 and $41,624 for the three-month and six-month periods ended June 30, 2006 respectively.
Stock Option Activity
     A summary of the status of our stock option plans at June 30, 2006 and changes during the period then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value (in
	Shares	Price	Life	000s)
Options outstanding at January 1, 2006	1,730	$19.47	7.10	—

Options granted	1,145	$2.50	—	—

Options exercised	(645)	$2.83	—	—

Options cancelled	(300)	$7.84	—	—

Options outstanding at June 30, 2006	2,573	$13.28	7.83	$33

Options exercisable at June 30, 2006	1,229	$24.02	6.06	—

     During the three and six months ended June 30, 2006, the Company granted stock options to purchase approximately 700,900 shares and 1,144,900 shares respectively, of common stock with an estimated weighted-average grant-date fair value of $1.69 per share and $2.5 per share, respectively. The Company granted stock options to purchase an additional 787,500 shares, with the grant date and the exercise price set as of the first date on which the grants can be made, following issuance of a permit by the California Department of Corporations for the 2005 Plan. The Company expects that the permit will be issued within the next quarter. There were no options exercised during the three months ended June 30, 2006.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Price	(in thousands)	(in years)	Price	(in thousands)	Price
$ 1.29-$ 1.29	300	9.99	$1.29	0	$0.00
$ 1.52-$ 1.70	316	9.94	$1.69	0	$0.00
$ 3.14-$ 3.14	84	9.78	$3.14	4	$3.14
$ 3.63-$ 3.77	338	9.68	$3.77	1	$3.63
$ 3.80-$ 5.30	299	7.50	$5.02	232	$5.01
$ 5.35-$ 5.95	296	8.48	$5.89	129	$5.88
$ 6.25-$ 12.00	301	7.55	$10.45	226	$10.13
$ 13.00-$ 24.10	341	5.64	$20.67	339	$20.72
$ 25.55-$107.81	258	3.23	$53.27	258	$53.27
$112.50-$120.63	40	3.65	$113.96	40	$113.96

	2,573			1,229

The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.44 years.

4. Net Loss Per Share
     Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The following securities, representing the historical amounts and not the common stock equivalent amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options to purchase common stock	—	4,552	4,328	11,287
Preferred convertible shares	1,235,701	1,235,701	1,235,701	1,235,701
Unearned restricted stock	139,500	—	109,690	—
Warrants to purchase common shares	—	120,809	—	120,809

	1,375,201	1,361,062	1,349,719	1,367,797

5. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive loss, which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in stockholders’ equity (deficit). Comprehensive loss and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(12,433)	$(8,477)	$(20,717)	$(10,816)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	3	(4)	(7)	1

Comprehensive loss	$(12,430)	$(8,481)	$(20,724)	$(10,815)

6. Cash, Cash Equivalents and Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and investments (thousands):

	June	December
	30, 2006	31, 2005
Cash and Cash equivalents:
Money market fund	$4,216	$1,321
Commercial paper	4,191	26,373

	$8,407	$27,694

Short-term investments:
Corporate and Government notes	$507	$—

     We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at June 30, 2006 mature in less than one year. We place our cash and cash equivalents in money market funds, commercial paper, government and corporate notes.
7. Reverse Stock Split
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

8. Restructuring and Asset Impairment
     On May 15, 2006 the Company announced the implementation of a strategic restructuring of its business operations to focus resources on advancing the current pipeline and developing products in the area of respiratory care, leveraging the Company’s core expertise and intellectual property. The Company accounted for the restructuring activity in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal. The restructuring included a reduction in force of 36 employees, the majority of which were research personnel. As of the three and six month periods ending June 30, 2006, the Company recorded a restructuring charge of $1.4 million primarily related to the reduction in its workforce, which is included in restructuring and asset impairment expense line item in the accompanying balance sheet. The Company expects to pay the severance related balance in full by the end of 2007.
     The Company recorded a non-cash impairment charge of $4.0 million during the three months ended June 30, 2006, which was incurred to write down its Intraject-related assets to their net realizable value. The net realizable value does not include any future contingent milestones or royalties. The Company anticipates that these assets will be sold in connection with the ongoing negotiations of the sale of its Intraject platform to a third party.
     The following table summarizes the charges and expenditures related to our restructuring and asset impairment expenses during the three months ended June 30, 2006 (thousands):

	Initial
	Restructuring	Non-cash		Balance at
Type of Liability	Charges	Impairment	Payments	June 30, 2006
				(Unaudited)
Quarter Ended June 30, 2006
Severance and related benefits	$1,300	$—	$261	$1,039
Out-placement Services	70	—	17	53
Impairment on Intraject-related assets	—	4,000	—	—

	$1,370	$4,000	$277	$1,092

9. Related Party
     Novo Nordisk, A/S and its affiliates, Novo Nordisk Pharmaceuticals, Inc. and NNDT, are considered related parties, and at June 30, 2006 own approximately 10.7% of the Company’s total outstanding common stock (9.9% on an as-converted basis).
     As of January 26, 2005, the Company completed the restructuring of its AERx®iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk, A/S and NNDT as of September 28, 2004. At the closing of the restructuring transaction, the Company received $50.3 million in cash, applied $4.0 million of deposits from Novo Nordisk, A/S and recorded $731,000 as payment for inventory, prepaid, and other assets from NNDT in consideration for $54.5 million of fixed assets at net book value, $515,000 of inventory and $317,000 for prepaid expenses and other assets.
     As a result of this transaction the Company was no longer obligated to continue work related to a non-refundable milestone payment from Novo Nordisk, A/S related to the commercialization of AERx®. Upon consummation of the restructuring, the Company recorded the outstanding deferred milestone revenue held on the balance sheet at December 31, 2004 of $5.2 million into revenue. Additionally, the Company was released from its contractual obligation relating to future operating leases payments for the two leases assigned to NNDT and accordingly reversed to current period rent expense the deferred rent expense related to the two buildings of $1.4 million. As a result of the restructuring transaction, contract revenue from our development agreement with Novo Nordisk, A/S ceased in January 2005. The Company recorded project development revenue from Novo Nordisk, A/S for the first 26 days of 2005 of approximately $2.3 million related to transition and support agreements entered into in connection with the restructuring transaction through the six months ended June 30, 2005.
10. Subsequent Event
     On July 3, 2006, the Company and Novo Nordisk A/S entered into a Second Amended and Restated License Agreement (the “License Agreement”) to reflect; (i) the transfer of certain intellectual property including all right, title and interest to its patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by the Company for a cash payment to the Company of $12 million, (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to the Company for a cash payment to the Company of $8 million and (iii) a loan to the Company in the principal amount of $ 7.5 million bearing interest at 5% per annum and payable in three installments of $2.5 million in principal, plus accrued interest, at June 30, 2012, 2013 and 2014, secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the amended License Agreement.
     The above description is qualified in its entirety by reference to the Second Amended and Restated License Agreement dated as of July 3, 2006 between the Company and Novo Nordisk A/S, filed as exhibit 10.27.
     On August 10, 2006 the Company announced the appointment of Igor Gonda, Ph.D. as its President and Chief Executive Officer effective immediately. Dr. Gonda has more than 30 years of pharmaceutical drug development experience and is currently both a member of the Company’s Board of Directors and Chairman of its Scientific Advisory Board. Most recently, Dr. Gonda was Managing Director and Chief Executive Officer of Acrux Limited, a publicly traded specialty pharmaceutical company based in Melbourne, Australia. Prior to joining Acrux in 2001 Dr. Gonda served as the Company’s Chief Scientific Officer.
     Accordingly, Dr. Lawlis is stepping down from his position as Director on the Company’s Board effective immediately. Dr Lawlis will be eligible for severance benefits pursuant to the Company’s severance program set forth in our most recently filed Proxy and other SEC filings.
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
Overview
     Aradigm Corporation is a leading developer of innovative drug delivery systems that enable patients to self-administer liquid drugs. Our hand-held AERx® delivery system is designed for the rapid and reproducible delivery of a wide range of pharmaceutical drugs and biotech compounds either to the lungs for respiratory conditions or through the lung to treat systemic disease. We believe that our patient-friendly delivery systems, AERx and the Intraject needle-free injector, will be welcome alternatives to injection-based drug delivery. In addition, both of our systems may improve therapeutic efficacy and safety in cases where other existing drug administration methods, such as pills, transdermal patches, other types of inhalers or auto injectors, deliver too slowly or lead to poor compliance by patients due to fear of needles or inadequate administration technique.

     Since our inception in 1991, we have been engaged in the development of needle-free drug delivery systems. We have not been profitable since inception and expect to incur additional operating losses over the next several years as research and development efforts continue, including preclinical and clinical testing activities. To date, we have not had any product sales and do not anticipate receiving any revenue from the sale of products in 2006. As of June 30, 2006 we had an accumulated deficit of $295.6 million. The sources of working capital have been equity financings, equipment lease financings, contract and license revenues and interest earned on investments.
AERx® Technology Platform
     Our proprietary AERx® technology platform enables pulmonary delivery of a wide range of pharmaceuticals in liquid formulations for local or systemic effect. Efficient and reproducible delivery of medication to the lung with the AERx® hand-held systems is achieved through unique small-particle aerosol generation and by control of patient inhalation. We have developed these proprietary technologies by an integrated approach that combines expertise in physics, engineering, and pharmaceutical sciences.
AERx® Diabetes Management System
     The AERx® insulin Diabetes Management System (“AERx®iDMS”) permits patients with diabetes to non-invasively self-administer insulin. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control of their blood-glucose levels. In January 2005, we completed the restructuring of the AERx®iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk and Novo Nordisk Delivery Technologies Inc. (“NNDT”), a newly created wholly owned subsidiary of Novo Nordisk, in September 2004. Under our current agreement with Novo Nordisk, Novo Nordisk has assumed responsibility for the completion of development, manufacturing and commercialization of the AERx® insulin product, and we have no further material financial or operational commitments for this program. We will be entitled to royalties on future sales of the commercialized product.
AERx® Hydrochloroquine
     The AERx® Hydrochloroquine (“HCQ”) program is investigating a novel aerosolized formulation of HCQ as a treatment for asthma. In oral formulations, HCQ is currently a treatment for lupus and rheumatoid arthritis as an alternative to steroid therapy. It is our belief that a targeted local pulmonary delivery application combined with a patented formulation could result in an innovative asthma treatment. Currently, the HCQ program is in Phase 2 clinical trials and is partnered with APT Pharmaceuticals (“APT”), a privately held biotechnology company. The program has advanced following a positive Phase 1 study in healthy volunteers, which has determined that AERx®-delivered HCQ had a favorable safety and tolerability profile. We believe that this product may have similar anti-inflammatory properties to inhaled steroids but with a potentially improved safety profile. According to Datamonitor, a leader in market intelligence, in 2005 asthma affected 41.5 million people, with the highest prevalence occurring in the U.S. and U.K., with 9.5 million of those affected being children. The annual treatment costs of asthma, including indirect costs, are estimated to be $16.1 billion in the US and $16.3 billion in the EU.
Liposomal Ciprofloxacin
     Each of our two liposomal ciprofloxacin programs utilizes a novel patented formulation of a powerful anti-infective to treat bio-terrorism-related disease and infections related to cystic fibrosis (“CF”). The liposomal ciprofloxacin bioterrorism program is partnered with the Canadian Department of Defense to develop a treatment and prophylaxis for inhaled anthrax. Ciprofloxacin, or Cipro, as it is more commonly known, is a widely used anti-infective agent for the treatment of a variety of bacterial infections. As part of this partnership we have licensed the rights to a patented formulation of the drug that is designed to (1) enhance the duration of action of the drug in the lung to provide extended duration of protection and treatment against infection and (2) enable better interaction of the drug with the disease target.
     The second program utilizing the same formulation of liposomal ciprofloxacin is in the treatment and control of respiratory infections related to CF. The preclinical data developed for the inhaled anthrax program above is being used to assess and potentially develop this opportunity. CF is a severely debilitating genetic disease that commonly affects a person’s breathing and digestion patterns. In particular, CF patients may develop life-threatening lung infections that require treatment with antibiotics. Treatment of these infections by direct administration of antibiotics to the lung may improve both the safety, efficacy of the treatment compared to oral administration, as well as convenience compared injections. Currently, there is only one inhalation antibiotic approved for the treatment of this disease. We believe an alternative treatment, if proven safe and effective, would be valuable for CF patients. CF affects roughly 30,000 children and adults in the United States and roughly 60,000 worldwide. According to the Centers for Disease Control, the majority of studies done in the early 1990’s state that the annual direct medical care costs for an individual with CF were $15,000 to $20,000 (1996 dollars).
AERx® Smoking Cessation
     Our AERx® Smoking Cessation product is based on the capabilities of the AERx® system to titrate and deliver accurate doses of small droplet aerosols to the deep lung for systemic uptake. We believe that this system that employs a liquid nicotine formulation combined with our delivery system, and using an algorithm that gradually diminishes the nicotine doses over time, offers both patients and physicians an attractive tool for nicotine cessation therapy. We further believe that by creating such a product that mimics the pharmacokinetic profile of nicotine resulting from inhalation of tobacco smoke, but without the risks associated with the products of tobacco combustion we will be addressing an unmet need for patients wanting to quit but unable to do so due to their addiction. We think that such a product if proven safe and effective, could further expand the available treatment options for smoking cessation. (According to Decision Resources, the smoking cessation market, currently dominated by nicotine replacement treatments, in the form of transdermal patches, gums, and nasal sprays, is expected to increase to nearly $1.5 billion by 2007.)
AERx® Treprostinil
     AERx® Treprostinil product is a novel, sustained-release inhaled liposomal formulation for the treatment of pulmonary arterial hypertension (“PAH”). This product is being developed as part of a commercial agreement with United Therapeutics, a leader in cardiovascular therapies, to deliver an aerosolized formulation of their drug treprostinil, marketed as Remodulin, an approved and marketed intravenously or subcutaneously delivered prostacyclin analogue. We believe that the AERx® delivery system offers a non-invasive and more direct approach to treatment over the currently available methods. According to Decision Resources, in 2003, PAH affected over 130,000 people worldwide with sales of related medical treatments of $600 million per year and are expected to reach $1.2 billion by 2013. Patients with PAH experience elevated blood pressure in the pulmonary arteries. Symptoms of the disease include fatigue, shortness of breath on exertion, chest pain and dizziness. When left untreated, the median survival time following diagnosis may be as short as three years.
Potential Product Applications
     We believe the AERx® platform is positioned to address multiple therapeutic disease areas in a manner that is competitive against other delivery technologies. We have demonstrated to date, in human clinical trials, effective deposition and, where required, systemic absorption of a wide variety of drugs including small molecules, peptides and proteins using our AERx delivery systems. We are developing the hand-held AERx® system based on a comprehensive approach to pulmonary drug delivery that includes drug formulation, aerosol generation, patient breath control and compliance monitoring technologies. We are currently developing AERx® products for applications in respiratory diseases such as asthma and chronic obstructive pulmonary disease (COPD). In addition, we have extensive experience using the AERx® system for the non-invasive delivery of certain other drugs, including proteins, peptides oligonucleotides, gene products and small molecules.
Intraject
     Intraject, a pen-sized, pre-filled, single-use system, is designed to enable patients and healthcare workers to deliver precise, measured doses of drug to the subcutaneous layer of the skin without the use of needles. The Company’s most advanced Intraject application is for the delivery of Sumatriptan, developed as a needle-free alternative for migraine sufferers. The Company completed the manufacture of registration batches to be used as a basis for regulatory approval in 2005.
     With this milestone achieved, and commercial scale production now explicitly demonstrated, the Company has not invested further in this platform. Furthermore, the Company has engaged in a process of investigating strategic alternatives for the Intraject program, including the potential sale or spin-off. The Company is currently finalizing negotiations in this regard. In connection with a potential sale of assets related to the Intraject platform, the Company has recognized an asset impairment of approximately $4 million to reflect the net realizable value of these assets. The net realizable value does not include any future contingent milestones or royalties.
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
Impairment or Disposal of Long-Lived Assets
     We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable in accordance with SFAS No.144. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Future cash flows that are contingent in nature are generally not recognized. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the statements of operations. We recorded a non-cash impairment charge of $4.0 million during the three months ended June 30, 2006 related to our estimate of the net realizable value of the Intraject related assets.
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
     Under SFAS No. 123R, we recognized compensation expense for stock-based compensation of $384,000 and $854,000, respectively, for the three and six months ended June 30, 2006.
Results of Operations
Three Months Ended June 30, 2006 and 2005
     Total revenue consists of contract and milestone revenue. Our revenue in the three-month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Revenue:
Contract revenue	$1,710	$1,212	$498	41%
Percentage of Total Revenue	95%	100%
Milestone revenue	97	—	97	100%
Percentage of Total Revenue	5%	—%

Total Revenue	$1,807	$1,212	$595	(49% )
     Total contract revenue increased 41% for the second quarter of 2006 over the comparable period in 2005 due to increases in contract revenues of our continuing AERx® programs. Increases of $603,000 and $107,000 were due to AERx® CF and AERx® PAH respectively. AERx® HCQ program contract revenue increased by $92,000 and an additional $9,000 was recorded for the AERx® nicotine program. These increases in contract revenue are offset by a decrease in revenue of $249,000 from AERx® iDMS Consulting agreement which ended on January 26, 2006, and a decrease of $64,000 related to AERx® Pulmoshield program which was completed in second quarter 2006. Milestone revenue increased by $97,000 for the second quarter of fiscal 2006 from our AERx® HCQ development program which continued from 2005.
     Cost and Expenses: Our cost and expenses for the three-month periods ended June 30, 2006 and, 2005 were as follows (in thousands):

	Three Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Research and Development Expense:
Collaborative	$1,653	$1,183	$470	40%
Self-Funded	4,704	6,134	(1,430)	(23)%

Total Research and Development Expense	$6,357	$7,317	$(960)	(15)%
     Research and Development. Research and development expenses include salaries, payments to contract manufacturers, and contract research organizations, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to research and development for the three months ended June 30, 2006 was $207,000 due to the adoption of SFAS No.123R effective January 1, 2006.
     Collaborative research and development expense increased 40% due primarily to the Company’s continuing development of its existing AERx programs including AERx Nicotine and Liposomal Treprostinol programs. Self funded research and development expense decreased by 23% due primarily to the completion of the Intraject program clinical batch registration lot activities, substantially completed at year-end 2005 and finalized in early 2006.

     The Company expects its research and development expenses to remain relatively constant over the next few quarters, as it continues to develop its AERx programs and increases its focus on drug development.

	Three Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
General and Administrative Expenses	$2,685	$2,713	$(28)	(1)%
     General and Administrative. General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to general and administrative expenses for the three months ended June 30, 2006 was $28,000 due to the adoption of SFAS No.123R effective January 1, 2006.
     General and administrative expenses for the three months ended June 30, 2006 increased over the comparable period in 2005 due primarily to severance related expenses, an increase in employee stock based compensation and an increase in associated legal expense resulting from the Company’s restructuring activity. The increase was offset by a reduction in associated costs for building and maintenance costs, labor benefits, insurance expense and marketing expense. The Company expects that its general and administrative expenses will remain relatively constant or reduced slightly over the next few quarters.

	Three Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Restructuring and Asset Impairment Expenses	$5,370	$—	$5,370	100%
     Restructuring and Asset Impairment. Restructuring and asset impairment expenses are comprised of severance related expenses including payroll, health insurance expenses, outplacement expenses and Intraject related asset impairment expenses. Severance related expense for the three months ended June 30, 2006 was $1.4 million. Non-cash asset impairment charge was $4.0 million for the three month period ended June 30, 2006. The Company recorded a non-cash impairment charge of $4.0 million during the three months ended June 30, 2006, to write down its Intraject-related assets to their net realizable value. The net realizable value does not include any future contingent milestones or royalties. The Company anticipates that these assets will be sold in connection with the ongoing negotiations of the sale of its Intraject platform to a third party.

	Three Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Interest Income, Interest and Other Expense:
Interest Income	$135	$350	$(215)	(61)%
Interest and Other income (expense)	37	(8)	45	563%

Total Interest Income, Interest and Other Expense	$172	$341	$(170)	(49)%
     Interest income for the three months ended June 30, 2006 decreased 61 % over the comparable period in 2005 due to a lower average invested balance. Interest and Other income and expenses for the three months ended June 30, 2006, primarily represent exchange rate gain realized on revenue transactions.

Six Months Ended June 30, 2006 and 2005
     Total revenue consists of contract and milestone revenue. Our revenue for the six-month periods ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

	Six Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Revenue:
Contract revenue	$2,686	$3,740	$(1,054)	(28%)
Percentage of Total Revenue	93%	42%
Milestone revenue	194	5,186	(4,992)	(96%)
Percentage of Total Revenue	7%	58%

Total Revenue	$2,880	$8,926	$(6,046)	(68%)
     Total revenue decreased 68% for the six months ended June 30, 2006 over the comparable period in fiscal 2005 due to decreases in both contract and milestone revenues. The primary reason for the decreases in both milestone and contract revenue was the result of concluding the Novo Nordisk Development iDMS Restructuring Agreement on January 26, 2005. In the six month period ended June 30, 2006, we recorded increased contract revenue of $1.5 million from our AERx® programs including AERx® CF, AERx® PAH, AERx® HCQ and AERx® nicotine for $683,000, $423,000, $241,000 and $166,000 respectively. This increase was primarily offset by a net decrease in contract revenue of $2.1 million due to the Novo Nordisk Restructuring Agreement and $0.4 million from the Novo Nordisk A/S transition service agreement that ended on January 27, 2006. Milestone revenue for the six month period ended June 30, 2006 decreased by $5.2 million primarily due to the conclusion of Novo Nordisk restructuring agreement on January 26, 2005 offset by an increase of $194,000 for our AERx® HCQ development program.
     Cost and Expenses: Our cost and expenses for the six-month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Research and Development Expense:
Collaborative	$2,882	$3,231	$(349)	(11)%
Self-Funded	10,216	11,156	(940)	(8)%

Total Research and Development Expense	$13,098	$14,387	$(1,289)	(9)%
     Research and Development: Research and development expenses include salaries, payments to contract manufacturers, and contract research organizations, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to research and development for the six months ended June 30, 2006 was $469,000 due to the adoption of SFAS No.123R effective January 1, 2006.
     Collaborative program expenses in the six months ended June 30, 2006 decreased by $349,000 due to the conclusion of the Novo Nordisk Development restructuring agreement in the first six months of 2005. Similarly, research and development expense for self-funded projects decreased by $940,000 due primarily to reductions in the Company’s AERx development programs and the Company’s Intraject clinical batch registration lot activities substantially completed at year-end 2005 and finalized in early 2006. The Company expects that its research and development expenses will remain relatively constant over the next few quarters as the Company redirects its focus from Intraject to its pulmonary programs.

	Six Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
General and Administrative Expenses	$5,537	$5,948	$(411)	(7)%
     General and Administrative. General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock based compensation expense, and other support costs including facilities, depreciation and travel costs. Stock based compensation expense charged to general and administrative expenses for the six months ended June 30, 2006 was $385,000 due to the adoption of SFAS 123R effective January 1, 2006.
     General and administrative expenses for the six months ended June 30, 2006 decreased over the comparable period in 2005 primarily as the result of concluding the Novo Nordisk Development Restructuring Agreement on January 26, 2005. As a result of the restructuring agreement associated costs for building and maintenance costs, labor, labor benefits and insurance expense were reduced. The reduction in expense was offset by the increase in stock based compensation. The Company expects that its general and administrative expenses will remain relatively constant over the next few quarters.

	Six Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Restructuring and Asset Impairment Expenses	$5,370	$—	$5,370	100%
     Restructuring and Asset Impairment. Restructuring and asset impairment expenses are comprised of severance related expenses including payroll, health insurance payments, outplacement expenses and Intraject related asset impairment expenses. Severance related expense for the six months ended June 30, 2006 was $1.4 million. Non-cash asset impairment charge was $4.0 million for the six month period ended June 30, 2006. The Company recorded a non-cash impairment charge of $4.0 million to write down its Intraject-related assets to their net realizable value. The net realizable value does not include any future contingent milestones or royalties. The Company anticipates that these assets will be sold in connection with the ongoing negotiations of the sale of its Intraject platform to a third party.

	Six Months Ended June 30,
			Change in	Change in
	2006	2005	Dollars	Percent
Interest Income, Interest and Other Expense:
Interest Income	$380	$638	$(258)	(40)%
Interest and Other Income (Expense)	27	(45)	72	160%

Total Interest Income, Interest and Other Expense	$407	$593	$186	(31)%

     Interest income for the six months ended June 30, 2006 decreased 40 % over the comparable period in 2005 due to a lower average invested balance. Interest and other income and expenses primarily represent realized gains from exchange rate transactions and loss on the disposition of assets. The gain reported in the six-month period ended June 30, 2006, primarily reflected the gain on exchange rate transactions offset by the loss on sale of asset. The loss reported in the second quarter of 2005 is the loss recognized from exchange rate transactions and on the retirement of the assets located at our leased facility warehouse. The Company allowed the lease on that facility to lapse as we no longer needed the space.
Liquidity and Capital Resources
     As of June 30, 2006, we had cash, cash equivalents and short-term investments of $8.9 million and total working capital of $5.1 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases.
     For the six months ended June 30, 2006, our operating activities used net cash of $18.1 million and reflect our net loss of $20.7 million offset by non-cash charges including stock-based compensation expense under SFAS No. 123R, impairment charges on property and equipment and depreciation expense and our use of operating cash to fund changes in operating assets and liabilities. Cash was used to pay for an increase in invoices outstanding for the Intraject project, to pay for severance related expenses accrued for the reduction in workforce and to fund accounts receivable, primarily related to the partnered programs. This compares to the net cash used in our operating activities for the six months ended June 30, 2005 of $20.1 million reflecting our net loss of $10.8 million offset by non-cash charges including depreciation expense and our use of cash to fund changes in operating assets and liabilities. The primary reduction in operating assets and liabilities of $10.1 million is due primarily to the recognition of the deferred revenue of $7.5 million, and reduction of deferred rent of $1.3 million, recognized in the statement of operations in the six month period ended June 30, 2005 in conjunction with the Novo Nordisk restructuring agreement.

     For the six month period ended June 30, 2006, our net cash used in investing activities was $1.5 million. We used $974,000 for purchases of equipment primarily for the Intraject commercialization program and $514,000 was used to purchase short term investments. This compares to net cash provided by investing activities for the six month period ended June 30, 2005 of $42.8 million which consisted primarily of $50.3 million in net proceeds from NNDT in connection with the restructuring agreement, offset by our purchase of $2.5 million of fixed assets relating to our Intraject platform and our purchases of $5.5 million in securities classified as short-term investments with funds received in connection with the restructuring agreement.
     Net cash provided by financing activities was $269,000 for the six months ended June 30, 2006 compared to $326,000 for the comparable period in the prior year. Net cash provided by financing activities was attributable primarily to purchases under our employee stock plans.
     As of June 30, 2006, we had an accumulated deficit of $295.6 million, working capital of $5.1 million, and a shareholders’ deficit of $12.5 million. Management believes that cash and cash equivalents on hand at June 30, 2006 together with expected funding to be received under additional collaborative arrangements, or equity or debt financing(s) will be sufficient to enable us to meet our obligations through at least the next twelve months. Shareholders’ equity is negative and is expected to remain negative absent additional equity financing or conversion of redeemable preferred stock.
     See “Notes to Financial Statements, Subsequent Event” for additional information.
Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2006 are disclosed in the following table.

	Payment Due by Period
	(amounts in thousands)
	Total	2006 (1)	2007/2008	2009/2010	2011+
Contractual obligations:
Operating lease obligations	$22,174	$812	$4,798	$4,631	$11,933
Unconditional purchase obligations	2,255	2,255	—	—	—

Total contractual commitments	$24,429	$3,067	$4,798	$4,631	$11,933

(1)	For six months ending June 30, 2006
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
     As of June 30, 2006, we had cash, cash equivalents and short-term investments of $8.9 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments

Item 4. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     In addition to the other information contained in this Form 10-Q, and risk factors set forth in our most recently filed Form 10-K and other SEC filings, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
The Company’s common stock currently trades on the Nasdaq Capital Market and may be subject to delisting.
     The Company’s common stock currently trades on the Nasdaq Capital Market. On May 18, 2006 the Company received a notice from Nasdaq indicating that the Company has failed to comply with Marketplace Rule requiring a market value of listed securities of $35 million and stockholders’ equity of at least $2.5 million or net income from continuing operations of at least $500,000 in the last completed fiscal year or two of the last three completed fiscal years, respectively. On June 23, 2006 the Company was notified by Nasdaq that the Company’s grace period for regaining compliance had run and that it no longer met the criteria necessary for continued listing on the Nasdaq Capital Markets.
     On August 3, 2006, the Company attended a hearing with the Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination to delist the Company’s securities. At the hearing the Company presented a plan to regain and maintain compliance with all applicable maintenance criteria on the Nasdaq Capital Markets. A final determination from the panel is expected in the next 30 days. If the Company is unable to remain listed on the Nasdaq Capital Market, it may only be traded on the Pink Sheets®, which may further reduce the liquidity of, and adversely affect the price of the Company’s stock. There is no guarantee that the Company will be able to meet the initial listing standards to reapply for trading on the Nasdaq Global Market and, additionally, there is no guarantee the Company will meet the continued listing requirements to continue trading on the Nasdaq Capital Market.
We may not be able to effectively implement our restructuring activities, and our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations.

     In May 2006, the Company restructured its operations, which included the shutdown of its Intraject program and a reduction in size of its workforce, majority of which were research personnel. Despite its restructuring efforts, the Company cannot assure that it will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these restructuring activities in the periods contemplated, or at all. The Company’s inability to realize these benefits, and its failure to appropriately structure its business to meet market conditions, could negatively impact the results of operations. This reduction in staffing levels could require the Company to forego certain future opportunities due to resource limitations, which could negatively affect its long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect the Company’s future revenues. Further, the Company believes its future success depends, in large part, on its ability to attract and retain highly skilled personnel. The Company’s restructuring activities could negatively affect its ability to attract such personnel as a result of perceived risk of future workforce reductions. The Company cannot assure that it will not be required to implement further restructuring activities or reductions in its workforce based on changes in the markets and industries in which it competes or that any future restructuring efforts will be successful.
     Other than as discussed above, there have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders held on May 18, 2006, three matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:
1.	To elect directors nominees to hold office until the next Annual Meeting of Shareholders or until their successors are elected:

	Votes
Nominee	For	Withheld
Frank H. Barker	11,850,567	405,878
Igor Gonda	11,216,431	1,040,014
Stephen O. Jaeger	11,714,067	542,378
V. Bryan Lawlis	11,821,347	435,098
Virgil D. Thompson	11,718,568	537,877
2.	To approve the Company’s 2005 Equity Incentive Plan, as amended and restated, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares

Votes
For	Against	Abstain
5,356,634	1,510,034	75,600
3.	To ratify the selection of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006

Votes
For	Against	Abstain
12,075,810	148,515	32,120

Item 6. EXHIBITS

Exhibit
Number	Description
10.27*	Second Amended and Restated License Agreement dated as of July 3, 2006 between the Company and Novo Nordisk A/S

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)
/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

/s/ Thomas C. Chesterman
Thomas C. Chesterman
Senior Vice President and Chief Financial Officer

Dated: August 14, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
10.27*	Second Amended and Restated License Agreement dated as of July 3, 2006 between the Company and Novo Nordisk A/S

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit