Form 10-K
period 2006-12-31
ARADIGM CORP
filed 2007-03-30
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-28402
Aradigm Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	94-3133088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.	)

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2006 was: $19,056,180

The number of shares of the registrant’s common stock outstanding as of February 28, 2007 was: 53,946,300

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations regarding our future expenses, sales and operations; our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing; the expected development path and timing of our product candidates; our expectations regarding the use of Section 505(b)(2) of the United States Food, Drug and Cosmetic Act and an expedited development and regulatory process; our ability to obtain and derive benefits from orphan drug designation; our ability to anticipate the future needs of our customers; our plans for future products and enhancements of existing products; our growth strategy elements; the anticipated trends and challenges in the markets in which we operate; and our ability to attract customers.

These statements reflect our current views with respect to uncertain future events and are based on imprecise estimates and assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report for a variety of reasons, including those under the heading “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the risk factors and other cautionary statements set forth in this Annual Report. Other than as required by applicable securities laws, we are under no obligation, and we do not intend, to update any forward-looking statement, whether as result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Local delivery of drugs to the respiratory tract by inhalation for the treatment of respiratory disease has been shown to be safe and efficacious and to provide a rapid onset of action in conditions such as asthma, chronic bronchitis and cystic fibrosis. We have developed a significant amount of expertise and intellectual property in pulmonary drug delivery for respiratory and systemic diseases over the last decade. We have demonstrated in our laboratory research and clinical trials that our hand-held AERx pulmonary drug delivery system, with a product candidate currently in Phase 3 clinical trials, is particularly suitable for drugs where highly efficient and precise delivery to the respiratory tract is advantageous or essential.

We currently have three respiratory product candidates in development: innovative treatments for cystic fibrosis, pulmonary arterial hypertension, and inhalation anthrax. In selecting our development programs, we seek drugs approved by the United States Food and Drug Administration, or the FDA, that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. We intend to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties.

Pulmonary delivery by inhalation is already a widely used, well accepted method of administration of a variety of drugs for the treatment of respiratory diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract, offering a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there still are significant unmet medical needs in the respiratory disease market, both to replace existing therapies that over prolonged use in patients demonstrate reduced efficacy or increased side effects, as well as to provide novel treatments to patient populations and for disease conditions that are inadequately treated. Based on our analysis of market data from Business Insights and Wolters Kluwer PHAST, we believe that we could potentially address a market opportunity currently estimated at approximately $20 billion, and growing at over 10% per year, for inhaled treatments of chronic respiratory diseases.

In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability via pulmonary delivery that could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. The most advanced product candidate based on the AERx delivery system is in Phase 3 clinical trials being conducted by our licensee, Novo Nordisk A/S, to deliver insulin systemically via the lungs for the treatment of diabetes. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides, that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. We intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations that will fund development and commercialization.

We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from the opportunities in the respiratory disease market as well as other pharmaceutical markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.

Our Strategy

We are transitioning our business model toward a specialty pharmaceutical company focused on development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of respiratory diseases. We have chosen to focus on respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for better products in the global respiratory market, which showed over 10% growth overall in 2005 with higher growth rates in the areas of innovative products, based on our analysis of market data from Business Insights and Wolters Kluwer PHAST. There are five key elements of our strategy:

•	Develop a proprietary portfolio of products for the treatment of respiratory diseases. We believe our expertise in the development of pulmonary pharmaceutical products should enable us to advance and commercialize respiratory products for a variety of indications. We will continue to evaluate appropriate drugs and biologics for inclusion in our proprietary pipeline. We will do so in consideration of the expected market opportunity, cost, time and potential returns and the resources needed to advance our self-initiated programs and programs with collaborators. We select for development those products that can benefit from our experience in pulmonary delivery and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products. A key component of our strategy will be to continue to actively seek product opportunities where we can pursue either a new indication or route of administration for drugs already approved by the FDA. In each case, we will then combine the drug with the most appropriate pulmonary delivery system and formulation to create a proprietary product candidate with an attractive therapeutic profile and that is safe, effective and convenient for patients to use.

•	Accelerate the regulatory approval process. We believe our management team’s regulatory expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because many of our product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for many of these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA. Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce or potentially eliminate the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. In addressing niche market opportunities, we intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for up to seven years as well as regulatory assistance, reduced filing fees and possible tax credits.

•	Develop our own sales and marketing capacity for products in niche markets. We intend to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty segments, in the United States. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through opportunistic collaborations. We continue to believe that companies can benefit by collaborating with us when our proprietary delivery technologies can create new pharmaceutical and biologics product opportunities. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our validated technologies in collaborations with companies that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

•	Outsource manufacturing activities. We intend to to outsource the late stage clinical and commercial scale manufacturing of our products to conserve our capital for product development. We believe that the manufacturing processes for our AERx delivery systems are now sufficiently advanced that the required late stage clinical and commercial manufacturing capacity can be obtained from contract manufacturers. We are also utilizing contract manufacturers to make our liposomal formulations. With this approach, we seek manufacturers whose expertise should allow us to reduce risk and costs normally incurred if we were to build, operate and maintain large-scale production facilities ourselves.

Product Candidates

Product candidates in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our controlled inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Product Candidate	Indication	Stage of Development

Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Preclinical
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical
Collaborative Programs Under Development
AERx iDMS (Insulin)	Type 1 and Type 2 Diabetes	Phase 3
ARD-1300 (Hydroxychloroquine)	Asthma	Phase 2(1)
ARD-1500 (Liposomal treprostinil)	Pulmonary Arterial Hypertension	Preclinical

(1)	A Phase 2a clinical study did not meet pre-specified clinical endpoints. The program is currently under review by APT, and in our view is unlikely to continue.

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

The inhalation route affords direct administration of the drug to the infected part of the lung, maximizing the dose to the affected site and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a lung infection to which CF patients are vulnerable. Currently, there is only one inhalation antibiotic approved for the treatment of this infection. We believe that local lung delivery via inhalation of ciprofloxacin in a sustained release formulation could provide a convenient, effective and safe treatment of the debilitating and often life-threatening lung infections that afflict patients with CF.

Our liposomal ciprofloxacin CF program represents the first program in which we intend to retain full ownership and development rights. We believe we have the preclinical development, clinical and regulatory knowledge to advance this product through development in the most efficient manner. We intend to commercialize this program on our own.

Development

We have received orphan drug designations from the FDA for this product for the management of CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis — a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in USA. As a designated orphan drug, liposomal ciprofloxacin is eligible for tax credits based upon its clinical development costs, as well as assistance from the FDA to coordinate study design. The designation also provides the opportunity to obtain market exclusivity for seven years from the date of New Drug Application, or NDA, approval.

We initiated preclinical studies for liposomal ciprofloxacin in 2006 and expect to initiate human clinical studies in the first half of 2007. We expect to incur expenses of approximately $20 million in 2007 to complete preclinical studies and fund early stage clinical trials and related manufacturing requirements for ARD-3100. In order to reach commercialization of ARD-3100, we estimate we will need to spend an additional $15 million to $20 million. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system. We share the formulation and manufacturing development as well as the safety data developed for our inhalation anthrax program discussed below in the development of this CF opportunity. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections associated with other respiratory diseases.

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

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. This ARD-1100 research and development program has been funded by Defence Research and Development Canada, or DRDC, a division of the Canadian Department of National Defence. We believe that this product candidate may potentially be able to deliver a long acting formulation of ciprofloxacin directly into the lung and could have fewer side effects and be more effective to prevent and treat inhalation anthrax than currently available therapies.

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

AERx iDMS — Inhaled Insulin for the Treatment of Diabetes

AERx iDMS is being developed to control blood glucose levels in patients with diabetes. This product is currently in Phase 3 clinical trials, and our licensee, Novo Nordisk, is responsible for all remaining development, manufacturing and commercialization. We are entitled to receive royalties under our license agreement that will rise to an average of five percent or higher by the fifth year after commercialization, from any sales of this product as well as from future enhancements or generations of this technology. According to 2005 statistics from the American Diabetes Association, approximately 20.8 million Americans suffer from either Type 1 or Type 2 diabetes. Over 90% of these Americans have Type 2 diabetes, the prevalence of which is increasing dramatically due to lifestyle factors such as inappropriate diet and lack of physical activity. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must administer insulin injections to survive. Patients with Type 2 diabetes are insulin resistant and unable to efficiently use the insulin that their bodies produce. While many Type 2 patients can initially maintain adequate control over blood glucose through diet, exercise and oral medications, most Type 2 patients progress within three years to where they cannot maintain adequate control over their glucose levels and insulin therapy is needed. However, given the less acute nature of Type 2 diabetes, many of these patients are reluctant to take insulin by injection despite the risks. Inadequate regulation of glucose levels in diabetes patients is associated with a variety of short and long-term effects, including blindness, kidney disease, heart disease, amputation resulting from chronic or extended periods of reduced blood circulation to body tissue and other circulatory disorders. The global market for diabetes therapies in 2005 was in excess of $18 billion, according to Business Insights. The majority of this amount was from sales of oral antidiabetics, while insulin and insulin analogues accounted for $7.3 billion, a 17% increase over the prior year. Sales of insulin and insulin analogues are forecast to grow to $9.8 billion in 2011. Type 2 patients consume the majority of insulin used in the United States. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control over their blood-glucose levels.

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

In January 2005 and in July 2006, we announced restructurings of the AERx iDMS program. Under the new arrangements, Novo Nordisk is responsible for all further clinical, manufacturing and commercial development, while we and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. We are entitled to receive royalty payments on any commercial sales.

ARD-1300 — Hydroxychloroquine for the Treatment of Asthma

The ARD-1300 program is investigating a novel aerosolized formulation of hydroxychloroquine, or HCQ, as a treatment for asthma under a collaboration with APT Pharmaceuticals, a privately held biotechnology company. Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyperresponsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounts for $11.5 billion in direct healthcare costs annually in the United States, of which the largest single expenditure, at $5 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, asthma affected 41.5 million people in developed countries in 2005, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom.

The most common treatment for the inflammatory condition causing chronic asthma is inhaled steroid therapy via metered dose inhalers, dry powder inhalers or nebulizers. While steroids are effective, they have side effects, including oral thrush, throat irritation, hoarseness and growth retardation in children, particularly at high doses and with prolonged use. HCQ is an FDA-approved drug that has been used for over 20 years in oral formulations as an alternative to steroid therapy for treatment for lupus and rheumatoid arthritis. Data from studies in which HCQ was orally administered to humans suggested that HCQ could be effective in the treatment of asthma. APT and Aradigm hypothesized that targeted delivery of HCQ to the airways may enhance the effectiveness of the treatment of asthma relative to systemic delivery of HCQ while reducing side effects by decreasing exposure of the drug to other parts of the body.

Development

APT has funded all activities in the development of this program to date. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The Phase 2a clinical trial, begun in March 2006, was a randomized, double-blind, placebo-controlled, multi-dose study in patients with asthma. The trial enrolled 100 patients with moderate-persistent asthma who were randomized to one of two treatments groups: either aerosolized placebo or aerosolized HCQ given once daily for 21 consecutive days. Both treatment groups were administered the drug via our AERx delivery system with efficacy, safety and tolerability assessments being performed throughout the study. The dosing of patients in the trial was completed in August 2006 and the results of the study were announced in November.

The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. While APT and Aradigm are currently analyzing the data from this study in order to determine whether additional studies of inhaled HCQ are warranted, it is unlikely that the current development path for HCQ for the treatment of asthma can be advanced without further research. This will delay development of this product candidate. Moreover, APT may choose not to conduct such research, in which case this collaborative program would be terminated. While APT has not yet indicated its intention, we believe it is unlikely that this program will continue.

ARD-1500 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension

The ARD-1500 program is a part of a collaboration with United Therapeutics and is investigating a sustained-release liposomal formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Decision Resources, in 2003, the more than 130,000 people worldwide affected by PAH purchased $600 million of PAH-related medical treatments and sales are expected to reach $1.2 billion per year by 2013.

Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin and is administered by intravenous or subcutaneous infusion. CoTherix, (acquired in 2007 by Actelion Pharmaceuticals Ltd.), markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis that is administered six to nine times per day using a nebulizer, with each treatment lasting four to six minutes. We believe administration of liposomal treprostinil by inhalation using our AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. We also believe that our sustained release formulation may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing therapies. We believe that our ARD-1500 product candidate potentially could offer a non-invasive, more direct and patient-friendly approach to treatment to replace or complement currently available treatments.

Development

United Therapeutics has funded our activities in this program to date. We have completed initial preclinical (“in vitro”) testing of selected formulations. We are currently in negotiations with United Therapeutics on further development of the ARD-1500 program.

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

Pulmonary Drug Delivery Background

Pulmonary delivery describes the delivery of drugs by oral inhalation and is a common method of treatment of many respiratory diseases, including asthma, chronic bronchitis and CF. The current global market for inhalation products includes delivery through metered-dose inhalers, dry powder inhalers and nebulizers. The advantage of inhalation delivery for the diagnosis, prevention and treatment of lung disease is that the active agent is delivered in high concentration directly to the desired targets in the respiratory tract while keeping the body’s exposure to the rest of the drug, and resulting side effects, at minimum. Over the last two decades, there has also been increased interest in the use of the inhalation route for systemic delivery of drugs throughout the body, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable.

The efficacy, safety and efficient delivery of any inhaled drug depend on delivering the dose of the drug to the specified area of the respiratory tract. To achieve reproducible delivery of the dose, it is essential to control three factors:

•	emitted dose;

•	particle size distribution; and

•	breathing maneuver.

Breathing maneuver includes synchronization of the dose administration with the inhalation, inspiratory flow rate and the amount of air that the patient inhales at the time of dose — the “lung volume.”

Lack of control of any of these factors may impair patient safety and therapeutic benefits. Further, the efficiency of delivery has economic implications, especially for drugs whose inherent production costs are high, such as biologics.

Traditional inhalation delivery systems, such as inhalers, have been designed and used primarily for delivery of drugs to the respiratory airways, not to the deep lung. While these systems have been useful in the treatment of certain diseases such as asthma, they generate a wide range of particle sizes, only a portion of which can reach the deep lung tissues. In order for an aerosol to be delivered to the deep lung where there is a large absorptive area suitable for effective systemic absorption, the medication needs to be delivered into the airstream early during inhalation. This is best achieved with systems that are breath-actuated, i.e., the dose delivery is automatically started at the beginning of inhalation. Further, the drug formulation must be transformed into very fine particles or droplets (typically one to three microns in diameter). In addition, the velocity of these particles must be low as they pass through the airways into the deep lung. The particle velocity is determined by the particle generator and the inspiratory flow rate of the patient. Large or fast-moving particles typically get deposited in the mouth and upper airways, where they may not be absorbed and could cause side effects. Most of the traditional drug inhalation delivery systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses, and they also rely heavily on proper patient breathing technique to ensure adequate and reproducible lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of various additives such as powder carrier materials, detergents, lubricants, propellants, stabilizers and solvents, which may potentially cause toxicity or allergic reactions. It is also well documented that the typical patient frequently strays from proper inhalation technique after training and may not be able to maintain a consistent approach over even moderate periods of time. Since precise and reproducible dosing with medications is necessary to ensure safety and therapeutic efficacy, any variability in breathing technique among patients or from dose to dose may negatively impact the therapeutic benefits to the patient. We believe high efficiency and reproducibility of lung delivery will be required in order for inhalation to successfully replace certain injectable products.

The rate of absorption of drug molecules such as insulin from the lung has been shown to depend also on the lung volume following the deposition of the drug in the lung. In order to achieve safety and efficacy comparable to injections, this absorption step also needs to be highly reproducible. We therefore believe that an inhalation system that will coach the patient to breathe reproducibly to the same lung volume will be required to assure adequate safety and reproducibility of delivery of certain drugs delivered systemically via the lung.

The AERx Delivery Technology

The AERx delivery technology provides an efficient and reproducible means of targeting drugs to the diseased parts of the lung, or to the lung for systemic absorption, through a combination of fine mist generation technology and breath control mechanisms. Similar to nebulizers, the AERx delivery technology is capable of generating aerosols from simple liquid drug formulations, avoiding the need to develop complex dry powder or other formulations. However, in contrast to nebulizers, AERx is a hand-held unit that can deliver the required dosage typically in one or two breaths due to its enhanced efficiency, compared to nebulization treatments, which commonly last about 15 minutes. We believe the ability to make small micron- size droplets from a hand-held device that incorporates breath control will be the preferred method of delivery for many medications.

We have demonstrated in the laboratory and in many human clinical trials that our AERx delivery system enables pulmonary delivery of a wide range of pharmaceuticals in liquid formulations for local or systemic effects. Our proprietary technologies focus principally on delivering liquid medications through small particle aerosol generation and controlling patient inhalation technique for efficient and reproducible delivery of the aerosol drug to the deep lung. We have developed these proprietary technologies through an integrated approach that combines expertise in physics, engineering and pharmaceutical sciences. The key features of the AERx delivery system include the following:

•	Liquid Formulation. Most drugs being considered by us for pulmonary delivery, especially biologics, are currently marketed in stable water formulations. The AERx delivery system takes advantage of existing liquid-drug formulations, reducing the time, cost and risk of formulation development compared to dry-powder-based technologies. The formulation technology of the AERx delivery system allows us to use conventional, sterile pharmaceutical manufacturing techniques. We believe that this approach will result in lower cost production methods than those used in dry powder systems because we are able to bypass much of the complex formulation and manufacturing processes required for those systems. Moreover, the liquid drug formulations used in the AERx delivery system are expected to have the same stability profile as the currently marketed versions of the same drugs. Because of the nature of liquid formulations, the additives we use are standard and therefore minimize safety concerns.

•	Efficient, Precise Aerosol Generation. Our proprietary technology produces the low-velocity, small-particle aerosols necessary for efficient deposition of a drug in the deep lung. The AERx delivery system aerosolizes liquid drug formulations from pre-packaged, single-use, disposable packets. Each disposable packet comprises a small blister package of the drug and an adjacent aerosolization nozzle. The AERx device compresses the packet to push the drug through the nozzle and thereby creates the aerosol. No propellants are required since mechanical pressure is used to generate the aerosol. Each packet is used only once to avoid plugging or wearing that could degenerate aerosol quality if reused. Through this technology, we believe we can achieve highly efficient and reproducible aerosols. The AERx device also has the ability to deliver a range of patient-selected doses, making it ideal for applications where the dose must be changed between uses or over time.

•	Breath-Control Technology and Automated Breath-Controlled Delivery. Studies have shown that even well trained patients tend to develop improper inhalation technique over time, resulting in less effective therapy. The typical problems are associated with the inability to coordinate the start of inhalation with the activation of the dose delivery, inappropriate inspiratory flow rate and inhaled volume of air with the medication. The AERx delivery system employs breath control methods and technologies to guide the patient into the proper breathing maneuver. As a result, a consistent dose of medication is delivered each time the product is used. The characteristics of the breath control can be customized for different patient groups, such as young children or other patients with small lung volumes.

The AERx delivery system offers additional patented features that we believe provide an advantage over competitive pulmonary products for certain important indications. For example, we believe our system for insulin delivery is unique in allowing the patients to adjust dosage in single insulin unit increments. This adjustable dosing feature may provide an advantage in certain other types of disease management where precise dosing adjustment is critical. The electronic version of the AERx delivery system can also be designed to incorporate the ability for a physician to monitor and download a patient’s dosing regimen, which we believe will aid in patient care and assist physicians in addressing potential issues of non-compliance. We have also developed a lockout feature for the AERx delivery system, which can be used to prevent use of the system by anyone other than the prescribed patient, and to prevent excessive dosing in any given time frame. These features of our AERx delivery system are protected by our strong intellectual property estate that includes patent claims directed toward the design, manufacture and testing of the AERx dosage forms and the various AERx pulmonary drug delivery systems.

We currently have two versions of the first-generation hand-held AERx delivery system in clinical use: AERx iDMS, which has been customized for the delivery of insulin, and the AERx Single Dose Platform, which is designed for general clinical use. We are also in the final stages of development of a next-generation system, the AERx Essence, which retains the key features of breath control and aerosol quality, but which is a much smaller, palm-sized device.

Formulation Technologies

We have a number of formulation technologies for drugs delivered by inhalation. We have proprietary knowledge and trade secrets relating to the formulation of drugs to achieve products with adequate stability and safety, and the manufacture and testing of inhaled drug formulations. We have been exploring the use of liposomal formulations of drugs that may be used for the prevention and treatment of respiratory diseases. Liposomes are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug slowly upon contact with fluid covering the airways and the lung. We are developing liposomal formulations particularly for those drugs that currently need to be dosed several times a day, or when the slow release of the drug is likely to improve the efficacy and safety profile. We believe a liposomal formulation will provide extended duration of protection and treatment against lung infection, greater convenience for the patient and reduced systemic levels of the drug. The formulation may also enable better interaction of the drug with the disease target, potentially leading to greater efficacy. We have applied this technology to ciprofloxacin and treprostinil. We are also examining other potential applications of this formulation technology for respiratory therapies.

Intellectual Property and Other Proprietary Rights

Our success will depend to a significant extent on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. As of February 28, 2007, we had 71 issued United States patents, with 20 additional United States patent applications pending. In addition, we had 72 issued foreign patents and additional 71 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents, including fundamental patents directed toward our proprietary AERx delivery technology, expire between 2013 and 2023. For certain of our formulation technologies we have in-licensed some technology and will seek to supplement such intellectual property rights with complementary proprietary processes, methods and formulation technologies, including through patent applications and trade secret protection. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

In connection with the further restructuring of our collaboration with Novo Nordisk in July 2006, we transferred to Novo Nordisk the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any. These transferred patents are especially important for the AERx iDMS program. We retain exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties under our license agreement that will rise to an average of five percent or higher by the fifth year after commercialization in respect of any inhaled insulin products marketed or licensed by Novo Nordisk.

In December 2004, as part of our research and development efforts funded by DRDC for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax, we obtained worldwide exclusive rights to a patented liposomal formulation technology for the pulmonary delivery of ciprofloxacin, and may have the ability to expand the exclusive license to other fields.

We seek to protect our proprietary position by protecting inventions that we determine are or may be important to our business. We do this when we are able through the filing of patent applications with claims directed toward the devices, methods and technologies we develop. Our ability to compete effectively will depend to a significant extent on our ability and the ability of our collaborators to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents or, to the extent patents have been issued or will be issued, these patents may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Patents that are issued to us or our collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated.

We also rely on our trade secrets and the know-how of our employees, officers, consultants and other service providers. Our policy is to require our officers, employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of their relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. These agreements also provide that all inventions developed by the individual on behalf of us shall be assigned to us and that the individual will cooperate with us in connection with securing patent protection for the invention if we wish to pursue such protection. These agreements may not provide meaningful protection for our inventions, trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

We also execute confidentiality agreements with outside collaborators and consultants. However, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators or consultants apply technological information developed independently by them or others to our projects, or apply our technology or proprietary information to other projects, and any such disputes may not be resolved in our favor. Even if resolved in our favor, such disputes could result in substantial expense and diversion of management attention.

In addition to protecting our own intellectual property rights, we must be able to develop products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of delivery and products in those markets, it may be difficult for us to develop products without infringing the proprietary rights of others.

We would incur substantial costs if we are required to defend ourselves in suits, regardless of their merit. These legal actions could seek damages and seek to enjoin development, testing, manufacturing and marketing of the allegedly infringing product. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the allegedly infringing product and any license required under any such patent may not be available to us on acceptable terms, if at all.

We may determine that litigation is necessary to enforce our proprietary rights against others. Such litigation could result in substantial expense and diversion of management attention, regardless of its outcome and any litigation may not be resolved in our favor.

Competition

We are in a highly competitive industry. We are in competition with pharmaceutical and biotechnology companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and other therapies for the respiratory disease indications we are targeting. Our competitors may succeed, and many have already succeeded, in developing competing products, obtaining FDA approval for products or gaining patient and physician acceptance of products before us for the same markets and indications that we are targeting. Many of these companies, and large pharmaceutical companies in particular, have greater research and development, regulatory, manufacturing, marketing, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are in a more advanced stage of development than our product candidates. If we are not “first to market” for a particular indication, it may be more difficult for us or our collaborators to enter markets unless we can demonstrate our products are clearly superior to existing therapies.

Examples of competitive therapies include:

•	ARD-3100. Currently marketed products include Tobi marketed by Novartis, Pulmozyme marketed by Genentech, Zithromax marketed by Pfizer and Cipro marketed by Bayer. CF products under development include inhaled aztreonam under development by Gilead, inhaled amikacin under development by Transave, Doripenam under development by Johnson & Johnson and inhaled ciprofloxacin under development by Bayer.

•	ARD-1100. Current anthrax treatment products include various oral generic and proprietary antibiotics, such as Cipro marketed by Bayer.

•	AERx iDMS. Currently marketed diabetes products include insulin products marketed by companies such as Novo Nordisk, Eli Lilly and sanofi-aventis. Pfizer, in collaboration with Nektar Therapeutics, has recently obtained FDA approval for Exubera, an inhaled form of insulin. Eli Lilly, in collaboration with Alkermes Pharmaceuticals, and Mannkind Corporation have announced they have inhaled insulin products in development.

•	ARD-1300. Currently marketed products include Advair marketed by GlaxoSmithKline, Xolair marketed by Novartis in collaboration with Genentech, Singulair marketed by Merck, Asmanex marketed by Schering-Plough and Pulmicort marketed by AstraZeneca International. Similar asthma products under development include Symbicort under development by AstraZeneca and Alvesco under development by sanofi-aventis.

•	ARD-1500. Currently marketed products include intravenous delivery and subcutaneous infusion of prostacyclins, such as Remodulin marketed by United Therapeutics, and inhaled prostacyclins, such as Ventavis, marketed by Schering AG and CoTherix, (acquired by Actelion Pharmaceuticals Ltd. In 2007).

Many of these products have substantial current sales and long histories of effective and safe use. In addition, we believe there are a number of additional drug candidates in various stages of development that, if approved, would compete with any future products we may develop. Moreover, one or more of our competitors that have developed or are developing pulmonary drug delivery technologies, such as Alkermes, Nektar, Mannkind or Alexza Pharmaceuticals, or other competitors with alternative drug delivery methods, may negatively impact our potential competitive position.

We believe that our respiratory expertise and pulmonary delivery and formulation technologies provide us with an important competitive advantage for our potential products. We intend to compete by developing products that are safer, more efficacious, more convenient, less costly, earlier to market, marketed with smaller sales forces or cheaper to develop than existing products, or any combination of the foregoing.

Government Regulation

United States

The research, development, testing, manufacturing, labeling, advertising, promotion, distribution, marketing, and export, among other things, of any products we develop are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA regulates drugs in the United States under the FDCA and implementing regulations thereunder.

If we or our product development collaborators fail to comply with the FDCA or FDA regulations, we, our collaborators, and our products could be subject to regulatory actions. These may include delay in approval or refusal by the FDA to approve pending applications, injunctions ordering us to stop sale of any products we develop, seizure of our products, warning letters, imposition of civil penalties or other monetary payments, criminal prosecution, and recall of our products. Any such events would harm our reputation and our results of operations.

Before one of our drugs may be marketed in the United States, it must be approved by the FDA. None of our product candidates has received such approval. We believe that our products currently in development will be regulated by FDA as drugs.

The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory and animal tests, and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing that must become effective before human clinical trials may begin;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	the submission to the FDA of a New Drug Application, or NDA, and FDA’s acceptance of the NDA for filing;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is to be produced to assess compliance with the FDA’s Good Manufacturing Practices, or GMP; and

•	FDA review and approval of the NDA.

Preclinical Testing

The testing and approval process requires very substantial time, effort, and financial resources, and the receipt and timing of approval, if any, is highly uncertain. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the proposed clinical trials as outlined in the IND prior to that time. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in FDA authorization to commence clinical trials. Once an IND is in effect, the protocol for each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.

Clinical Trials

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or end points, to be evaluated. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board overseeing the institution conducting the trial before it can begin.

These phases generally include the following:

•	Phase 1. Phase 1 clinical trials usually involve the initial introduction of the drug into human subjects, frequently healthy volunteers. In Phase 1, the drug is usually evaluated for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase 2. Phase 2 usually involves studies in a limited patient population with the disease or condition for which the drug is being developed to (1) preliminarily evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and appropriate dosage; and (3) identify possible adverse effects and safety risks.

•	Phase 3. If a drug is found to be potentially effective and to have an acceptable safety profile in Phase 2 studies, the clinical trial program will be expanded, usually to further evaluate clinical efficacy and safety by administering the drug in its final form to an expanded patient population at geographically dispersed clinical trial sites. Phase 3 studies usually include several hundred to several thousand patients.

Phase 1, Phase 2, or Phase 3 clinical trials may not be completed successfully within any specified period of time, if at all. Further, we, our product development collaborators, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. For example, in 2004, Novo Nordisk, our collaborator in the AERx iDMS program, amended the protocols of a Phase 3 clinical program, which resulted in a significant delay in the development of AERx iDMS.

Assuming successful completion of the required clinical testing, the results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or facilities at which the product is manufactured, and will not approve the product unless continuing GMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information or additional clinical trials. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If regulatory approval of a product is granted, such approval will usually entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre and post-marketing regulatory requirements and conditions of approvals are not maintained, if GMP compliance is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

After approval, certain changes to the approved product, such as adding new indications, certain manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Post-approval marketing of products can lead to new findings about the safety or efficacy of the products. This information can lead to a product sponsor making, or the FDA requiring, changes in the labeling of the product or even the withdrawal of the product from the market.

Section 505(b)(2) Applications

Some of our product candidates may be eligible for submission of applications for approval under the FDA’s Section 505(b)(2) approval process, which requires less information than the NDAs described above. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug and for which investigations other than bioavailability or bioequivalence studies are essential to the drug’s approval. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the listed drug, scientific literature, and information obtained by the 505(b)(2) applicant needed to support the modification of the listed drug. For this reason, preparing Section 505(b)(2) applications is generally less costly and time-consuming than preparing an NDA based entirely on new data and information from a full set of clinical trials. The law governing Section 505(b)(2) or FDA’s current policies may change in such a way as to adversely affect our applications for approval that seek to utilize the Section 505(b)(2) approach. Such changes could result in additional costs associated with additional studies or clinical trials and delays.

The FDCA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review a Section 505(b)(2) application from other sponsors. If the listed drug is claimed by patent that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a patent certification. If the 505(b)(2) applicant certifies that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the Section 505(b)(2), and the 505(b)(2) applicant is sued within 45 days of its notice to the entity that holds the approval for the listed drug and the patent holder, the FDA will not approve the Section 505(b)(2) application until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

In addition, both before and after approval is sought, we and our collaborators are required to comply with a number of FDA requirements. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain limitations and other requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to continuing GMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with continuing GMP. In addition, discovery of problems such as safety problems may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. A sponsor may request orphan drug designation of a previously unapproved drug, or of a new indication for an already marketed drug. Orphan drug designation must be requested before an NDA is submitted. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan status are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a drug which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the drug is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, unless the subsequent application is able to demonstrate clinical superiority in efficacy or safety. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication, or the same drug for other indications.

We have obtained orphan drug designation from the FDA for inhaled liposomal ciprofloxacin for the management of cystic fibrosis. We may seek orphan drug designation for other eligible product candidates we develop. However, our liposomal ciprofloxacin may not receive orphan drug marketing exclusivity. Also, it is possible that our competitors could obtain approval, and attendant orphan drug designation or exclusivity, for products that would preclude us from marketing our liposomal ciprofloxacin for this indication for some time.

International Regulation

We are also subject to foreign regulatory requirements governing clinical trials, product manufacturing, marketing and product sales. Our ability to market and sell our products in countries outside the United States will depend upon receiving marketing authorization(s) from appropriate regulatory authorities. We will only be permitted to commercialize our products in a foreign country if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Approval of a product by the FDA does not assure approval by foreign regulators. Regulatory requirements, and the approval process, vary widely from country to country, and the time, cost and data needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

Scientific Advisory Board

We have assembled a scientific advisory board comprised of scientific and product development advisors who provide expertise, on a consulting basis from time to time, in the areas of respiratory diseases, allergy and immunology, hormonal and metabolic disorders, pharmaceutical development and drug delivery, including pulmonary delivery, but are employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on our affairs. We access scientific and medical experts in academia, as needed, to support our scientific advisory board. The scientific advisory board assists us on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

Name	Affiliation	Area of Expertise

Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Peter S. Creticos, M.D.	The Johns Hopkins University School of Medicine	Allergy/Immunology/Asthma
Stephen J. Farr, Ph.D.	Zogenix, Inc.	Pulmonary Delivery/ Pharmaceutics
Michael Powell, Ph.D.	Sofinnova Ventures	Drug Development
Robert E. Ratner, M.D.	MedStar Research Institute	Endocrinology
Adam Wanner, M.D.	University of Miami	Chronic Obstructive Pulmonary Disease (COPD)
Martin Wasserman, Ph.D.	Roche, AtheroGenics (retired)	Asthma

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Employees

As of December 31, 2006, we had 54 employees, 15 of whom have advanced degrees. Of these, 36 are involved in research and development, product development and commercialization; and 18 are involved in business development, finance and administration. Our employees are not represented by any collective bargaining agreement.

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

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2007 are as follows:

Name	Age	Position

Igor Gonda, Ph.D.	59	President, Chief Executive Officer and Director
Thomas C. Chesterman	47	Senior Vice President and Chief Financial Officer
Babatunde A. Otulana, M.D.	50	Senior Vice President, Development and Chief Medical Officer
Frank H. Barker(1)(3)	76	Director
Stephen O. Jaeger(1)(2)	62	Director
John M. Siebert, Ph.D.(2)(3)	66	Director
Virgil D. Thompson(1)(2)(3)	67	Chairman of the Board

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Igor Gonda, Ph.D. has served as our President and Chief Executive Officer since August 2006, and as a director since September 2001. From December 2001 to August 2006, Dr. Gonda was the Chief Executive Officer and Managing Director of Acrux Limited, a publicly traded specialty pharmaceutical company located in Melbourne, Australia. From July 2001 to December 2001, Dr. Gonda was our Chief Scientific Officer and, from October 1995 to July 2001, was our Vice President, Research and Development. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc. His key responsibilities at Genentech were the development of the inhalation delivery of rhDNase (Pulmozyme) for the treatment of cystic fibrosis and non-parenteral methods of delivery of biologics. Prior to that, Dr. Gonda held academic positions at the University of Aston in Birmingham, United Kingdom, and the University of Sydney, Australia. Dr. Gonda holds a B.Sc. in Chemistry and a Ph.D. in Physical Chemistry from Leeds University, United Kingdom. Dr. Gonda was the Chairman of our Scientific Advisory Board until August 2006.

Thomas C. Chesterman has served as our Senior Vice President and Chief Financial Officer since August 2002. From March 1996 to December 2001, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company. Mr. Chesterman holds a B.A. from Harvard University and an M.B.A. in Finance and Accounting from the University of California at Davis.

Babatunde A. Otulana, M.D. has served as our Senior Vice President, Development, since August 2006. Prior to that, Dr. Otulana served as our Vice President, Clinical and Regulatory Affairs since October 1997. From 1991 to

September 1997, Dr. Otulana was a Medical Reviewer in the Division of Pulmonary Drug Products at the Center for Drug Evaluation and Research of the United States Food and Drug Administration. Dr. Otulana currently serves as an Associate Clinical Professor in Pulmonary Medicine at the School of Medicine, University of California at Davis. Dr. Otulana holds an M.D. from the University of Ibadan, Nigeria, and completed Pulmonary Fellowships at Papworth Hospital, University of Cambridge, United Kingdom, and at Howard University Hospital, Washington, D.C.

Frank H. Barker has been a director since May 1999. From January 1980 to January 1994, Mr. Barker served as a company group chairman of Johnson & Johnson, Inc., a diversified health care company, and was Corporate Vice President from January 1989 to January 1996. Mr. Barker retired from Johnson & Johnson, Inc. in January 1996. Mr. Barker holds a B.A. in Business Administration from Rollins College, Winter Park, Florida. Mr. Barker is a director of Jenex Corporation, a Canadian medical devices company.

Stephen O. Jaeger has been a director since March 2004. Mr. Jaeger was Chairman, President and Chief Executive Officer of eBT International, Inc. a privately held software products and services company, from 1999 to December 2005. Prior to joining eBT, Mr. Jaeger was the Executive Vice President and Chief Financial Officer of Clinical Communications Group, Inc., a provider of educational marketing services to the pharmaceutical and biotech industries, from 1997 to 1998. From 1995 to 1997, Mr. Jaeger served as Vice President, Chief Financial Officer and Treasurer of Applera Corp., formerly known as Perkin Elmer Corporation, an analytical instrument and systems company with a focus on life science and genetic discovery. Prior to 1995, Mr. Jaeger was Chief Financial Officer and a director of Houghton Mifflin Company and held various financial positions with BP, Weeks Petroleum Limited and Ernst & Young LLP. Mr. Jaeger holds a B.A. in Psychology from Fairfield University and an M.B.A. in Accounting from Rutgers University and is a Certified Public Accountant. Mr. Jaeger is the Chairman of the Board of Savient Pharmaceuticals Inc., a publicly traded specialty pharmaceutical company, and a director of Arlington Tankers, Ltd., a publicly traded shipping company. Mr. Jaeger is the Chairman of and the designated “audit committee financial expert” on our, Savient Pharmaceuticals’ and Arlington Tankers’ audit committees.

John M. Siebert Ph.D. has been a director since November 2006. Since May 2003, Dr. Siebert has been the Chairman and Chief Executive Officer of CyDex, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA Labs Inc., a publicly traded drug delivery company, and from July 1995 to September 1995 he was President and Chief Operating Officer of CIMA Labs. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he worked at Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company. Dr Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri.

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since November 2002, Mr. Thompson has been President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and Savient Pharmaceuticals.

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

Risks Related to Our Business

We are an early-stage company.

You must evaluate us in light of the uncertainties and complexities present in an early-stage company. All of our potential products are in an early stage of research or development. Our potential drug delivery products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business.

We recently changed our product development strategy, and if we do not successfully implement this new strategy our business and reputation will be damaged.

Since our inception in 1991 we have focused on developing drug delivery technologies. In May, 2006, we transitioned our business focus from the development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to the development of novel drug products to treat respiratory diseases. As part of this transition we have implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We have not yet implemented or are only in the early stages of implementing various aspects of our new strategy, and we may not be successful in implementing our new strategy. Even if we are able to implement the various aspects of our new strategy, it may not be successful.

We will need additional capital, and we may not be able to obtain it.

Our operations to date have consumed substantial amounts of cash and have generated no product revenues. While our refocused development strategy will reduce capital expenditures, we expect negative operating cash flows to continue for at least the foreseeable future. Even though we do not plan to engage in drug discovery, we will nevertheless need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all. Our future capital requirements will depend on many factors, including:

•	our progress in the application of our delivery and formulation technologies, which may require further refinement of these technologies;

•	the number of product development programs we pursue and the pace of each program;

•	our progress with formulation development;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	the time and costs associated with seeking regulatory approvals;

•	our ability to outsource the manufacture of our product candidates and the costs of doing so;

•	the time and costs associated with establishing in-house resources to market and sell certain of our products;

•	our ability to establish and maintain collaborative arrangements with others and the terms of those arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims, and

•	our need to acquire licenses or other rights for our product candidates.

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our existing cash and cash equivalent balances at December 31, 2006, interest earned on our investments and net proceeds from our public offering that closed on January 30, 2007, should be sufficient to meet our needs for at least the next 24 months. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2006, we have an accumulated deficit of $287.9 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:

•	expand drug product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies;

•	outsource the commercial-scale production of our products; and

•	establish a sales and marketing force to commercialize certain of our proprietary products if these products obtain regulatory approval.

To achieve and sustain profitability, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products. We expect to incur substantial expenses in our efforts to develop and commercialize products and we may never generate sufficient product or contract research revenues to become profitable or to sustain profitability.

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

The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

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

In July 2006, we assigned 23 issued United States patents to Novo Nordisk along with corresponding non-United States counterparts and certain related pending applications. In August 2006, Novo Nordisk brought suit against Pfizer, Inc. claiming infringement of certain claims in one of the assigned United States patents. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. That patent is placed at risk in connection with this infringement lawsuit. Other patents assigned to Novo Nordisk may become the subject of future litigation. If all or any of the patents assigned to Novo Nordisk are invalidated, it may reduce Novo Nordisk’s commitment to move forward with AERx iDMS and would adversely affect any royalties or other compensation which we might potentially otherwise receive based directly on such patents. Further, the patents assigned to Novo Nordisk encompass, in some instances, technology beyond inhaled insulin and, if all or any of these patents are invalidated, it could harm our ability to obtain market exclusivity with respect to other product candidates.

We may infringe on the intellectual property rights of others, and any litigation could force us to stop developing or selling potential products and could be costly, divert management attention and harm our business.

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

We are in a highly competitive market, and our competitors have developed or may develop alternative therapies for our target indications, which would limit the revenue potential of any product we may develop.

We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Eli Lilly, Genentech, Gilead Sciences, Merck & Co., Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

While we have not identified any definitive targets, we may acquire products, businesses or technologies that we believe are complementary to our business strategy. The process of investigating, acquiring and integrating any business or technology into our business and operations is risky and we may not be able to accurately predict or derive the benefits of any such acquisition. The process of acquiring and integrating any business or technology may create operating difficulties and unexpected expenditures, such as:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm, beginning with our fiscal year ending December 31, 2008, to attest to, and report on, management’s assessment of our internal controls over financial reporting. Additionally, if our market capitalization increases significantly and we become an accelerated filer, our auditors may need to issue such a report for calendar year 2007. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Risks Related to Our Common Stock

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

Our common stock was delisted from the Nasdaq Capital Market; this delisting may reduce the liquidity of our common stock and the price may decline.

On November 10, 2006, our common stock was delisted from the Nasdaq Capital Market due to non-compliance with Nasdaq’s continued listing standards. Our common stock is currently quoted on the OTC Bulletin Board. This delisting may reduce the liquidity of our common stock, may cause investors not to trade in our stock and may result in a lower stock price. In addition, investors may find it more difficult to obtain accurate quotations of the share price of our common stock.

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

We have adopted a shareholder rights plan, commonly known as a “poison pill.” We have also adopted an Executive Officer Severance Plan and a Form of Change of Control Agreement, both of which may provide for the payment of benefits to our officers in connection with an acquisition. The provisions of our articles of incorporation, our poison pill, our severance plan and our change of control agreements, and provisions of the California Corporations Code may discourage, delay or prevent another party from acquiring us or reduce the price that a buyer is willing to pay for our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2006, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. The aggregate lease payment in 2006 was approximately $1.9 million. Minimum payments under this lease, net of sublease payments, will be approximately $2.4 million in 2007 and an aggregate of $19.0 million for the period 2008 through 2016. As a result of our recent restructuring activities, we have consolidated our operations to a portion of the space at our current address and we are actively investigating sublease opportunities for the vacated space. The lease expires in June 2016, subject to our option to extend the term for six months to December 2016.

Item 3.	Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders in the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 21, 2006, our common stock has been quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter, under the symbol “ARDM”. Between June 20, 1996 and May 1, 2006 our common stock was listed on the Nasdaq Global Market (formerly the Nasdaq National Market), at which time, not being in compliance with continued listing requirements, we voluntarily moved our listing to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market); between May 2, 2006 and November 9, 2006 our common stock was listed on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), at which time, not being in compliance with continued listing requirements, we were delisted; and between November 10, 2006 and December 20, 2006 our common stock was quoted on the Pink Sheets, until such time as our quotation on the OTC Bulletin Board was initiated.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low

2004
First Quarter	$13.70	$9.05
Second Quarter	11.35	4.20
Third Quarter	6.40	3.30
Fourth Quarter	10.00	5.90
2005
First Quarter	$8.65	$5.60
Second Quarter	5.90	5.00
Third Quarter	6.05	4.95
Fourth Quarter	5.25	3.45
2006
First Quarter	$5.04	$3.03
Second Quarter	3.32	1.29
Third Quarter	2.24	1.40
Fourth Quarter	1.69	0.81
2007
First Quarter (through February 28, 2007)	1.46	0.90

On February 28, 2007, there were approximately 225 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for at least the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in loan agreements or other agreements.

Stock Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2001 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “Nasdaq Index”) and (iii) the Nasdaq Pharmaceutical Index (the “Nasdaq-Pharmaceutical”). The total return for our stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq Index tracks the aggregate price performance of equity securities traded on the Nasdaq. The Nasdaq-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the Nasdaq Index. Our common stock is quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aradigm Corporation, The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Aradigm Corporation	100.00	22.82	24.08	24.37	10.28	2.54
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
NASDAQ Pharmaceutical	100.00	64.40	92.31	100.78	113.36	115.84

*	This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002

Statements of operations data:
Contract and license revenues	$4,814	$10,507	$28,045	$33,857	$28,967
Operating expenses:
Research and development	22,1998	30,174	46,477	49,636	54,680
General and administrative	10,717	10,895	11,934	10,391	10,394
Restructuring and asset impairment	6,003	—	—	—	—

Total operating expenses	38,918	41,069	58,411	60,027	65,074

Loss from operations	(34,104)	(30,562)	(30,366)	(26,170)	(36,107)
Gain on sale of patent and royalty interest (to related party)	20,000	—	—	—	—
Interest income	1,251	1,317	194	338	818
Interest expense	(197)	(6)	(16)	(138)	(499)
Other income (expense)	23	36	(1)	—	(143)

Net Loss	$(13,027)	$(29,215)	$(30,189)	$(25,970)	$(35,931)

Basic and diluted net loss per share	$(0.89)	$(2.01)	$(2.37)	$(2.59)	$(5.94)

Shares used in computing basic and diluted net loss per share	14,642	14,513	12,741	10,039	6,052

	As of December 31,
	Pro Forma
	2006(2)	2006(1)	2005	2004	2003	2002

Balance sheet data:
Cash, cash equivalents and short-term investments	$61,403	$27,514	$27,694	$16,763	$29,770	$31,443
Working capital	59,295	25,406	21,087	4,122	19,708	16,039
Total assets	66,115	32,226	39,497	79,741	95,218	97,129
Non-current portion of notes payable and capital lease obligations	7,686	7,686	—	—	—	497
Convertible preferred stock	—	23,669	23,669	23,669	23,669	30,665
Accumulated deficit	(287,865)	(287,865)	(274,838)	(245,623)	(215,436)	(189,443)
Total shareholders’ equity (deficit)	53,611	(3,947)	7,171	35,754	52,970	41,410

(1)	On July 3, 2006, we further restructured our relationship with Novo Nordisk through an intellectual property assignment, a royalty prepayment and an eight-year promissory note with Novo Nordisk. The promissory note was secured by the royalty payments on any AERx iDMS sales by Novo Nordisk under the license with us. The key features of this restructuring included:

•	our transfer to Novo Nordisk of the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any, as well as related pending applications, in exchange for $12.0 million paid to us in cash. We retained exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties under our license agreement that will rise to an average of five percent or higher by the fifth year after commercialization with respect to any inhaled insulin products marketed or licensed by Novo Nordisk.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we are entitled to receive royalty rates under our license agreement with Novo Nordisk that will commence at a minimum of 3.25% on launch, and that we estimate will average 5% over the life of the product.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest accruing at 5% per year. The principal and interest are payable to Novo Nordisk in three equal payments of $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.

(2)	Pro forma data reflects the issuance of 37,950,000 shares of common stock in an underwritten public offering that closed on January 30, 2007 and resulted in net proceeds, after underwriting discount and expenses, of approximately $33.3 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, and in doing so we have developed a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales, and we do not anticipate receiving any revenues from the sale of products for at least the next several years. As of December 31, 2006, we had an accumulated deficit of $287.9 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from our restructuring transaction with Novo Nordisk and interest earned on investment.

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

In 2004, we executed a development agreement with Defence Research and Development Canada, a division of the Canadian Department of National Defence, for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax. We are also exploring the use of liposomal ciprofloxacin to treat other indications. We have received orphan drug designation for this formulation from the United States Food and Drug Administration, or the FDA, for the management of cystic fibrosis, or CF. We initiated preclinical studies for our ARD-3100 product candidate in 2006 and expect to initiate human clinical studies for the CF indication in the first half of 2007. We anticipate using safety data from these studies to support our expected application for approval of the ARD-1100 product candidate for the prevention and treatment of inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections as well.

The AERx insulin Diabetes Management System, or AERx iDMS, which we initially developed and is now licensed to Novo Nordisk, is being developed to control blood glucose levels in patients with diabetes. Following the restructuring of our collaborative arrangement in January 2005, all responsibility for funding and conducting the remaining development and commercialization of this product, including manufacturing, clinical trials, regulatory filings, marketing and sales, has been transferred to Novo Nordisk. We have the right to receive royalties on any sales of AERx iDMS. AERx iDMS is currently undergoing testing in a Phase 3 clinical program, which began in May 2006. This program follows significant prior clinical work which provided preliminary evidence that AERx iDMS is comparable to regular injectable insulin in the overall management of Type 1 and Type 2 diabetes. The Phase 3 clinical program is expected to include a total of approximately 3,400 Type 1 and Type 2 diabetes patients and is taking place worldwide with primary focus on Europe and the United States. The program includes treatment comparisons with other antidiabetics. The longest of these trials is expected to last 27 months. Novo Nordisk announced in October 2006 that it expects commercial launch of the product in 2010. As with any clinical program, there are many factors that could delay the launch or could result in AERx iDMS not receiving or maintaining regulatory approval.

We have other ongoing collaborator-funded and proprietary programs under development. In 2007, we expect self-initiated research and development expenses to remain unchanged from 2006; however, the extent of and costs associated with future research and development efforts are uncertain and difficult to predict due to the early stage of development of our programs.

Restructured Relationship with Novo Nordisk

During 2005, our collaborative agreement with Novo Nordisk and its subsidiary, Novo Nordisk Delivery Technologies, or NNDT, contributed approximately 76% of our total contract revenues. From the inception of our collaboration in June 1998 through December 31, 2005, we have received from Novo Nordisk $150.1 million in product development and milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk and its affiliates. All product development and milestone payments received to date have been recognized as revenue.

As of January 26, 2005, we restructured the AERx iDMS program, pursuant to a restructuring agreement entered into with Novo Nordisk and NNDT in September 2004. Under the terms of the restructuring agreement, we sold certain equipment, leasehold improvements and other tangible assets used in the AERx iDMS program to NNDT, for a cash payment of $55.3 million (before refund of cost advances made by Novo Nordisk). Our expenses related to this transaction for legal and other consulting costs were $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk and NNDT, including the following:

•	an amended and restated license agreement amending the development and license agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of AERx iDMS, which royalties run until the later of last patent expiry or last use of our intellectual property and which apply to future enhancements or generations of our AERx delivery technology;

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development of other products that incorporate our AERx delivery system; and

•	an amendment of the common stock purchase agreement in place with Novo Nordisk prior to the closing of the restructuring transaction, (i) deleting the provisions whereby we can require Novo Nordisk to purchase certain additional amounts of common stock, (ii) imposing certain restrictions on the ability of Novo Nordisk to sell shares of our common stock and (iii) providing Novo Nordisk with certain registration and information rights with respect to these shares.

As a result of this transaction, we recorded our final project development revenues from Novo Nordisk in the first quarter of 2005, and, as we were no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk in connection with the commercialization of AERx, we recognized the remaining balance of the deferred revenue associated with the milestone of $5.2 million as revenue in the first quarter of 2005. In 2005, we recorded revenues of approximately $727,000 from NNDT related to transition and support agreements. As a result of this transaction, we were released from our contractual obligations relating to future operating lease payments for two buildings assigned to NNDT and accordingly reversed the deferred rent liability related to the two buildings of $1.4 million, resulting in a reduction of operating expenses in 2005. In addition, pursuant to the restructuring agreement, we terminated a manufacturing and supply agreement and a patent cooperation agreement, each previously in place with Novo Nordisk and dated October 22, 2001.

On July 3, 2006, we further restructured our relationship with Novo Nordisk through an intellectual property assignment, a royalty prepayment and an eight-year promissory note with Novo Nordisk. The promissory note was secured by the royalty payments on any AERx iDMS sales by Novo Nordisk under the license with us. The key features of this restructuring included:

•	our transfer to Novo Nordisk of the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any, as well as related pending applications, in exchange for $12.0 million paid to us in cash. We retained exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties that will rise to an average of five percent or higher by the fifth year after commercialization with respect to any inhaled insulin products marketed or licensed by Novo Nordisk.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we are entitled to receive royalty rates under our license agreement with Novo Nordisk that will commence at a minimum of 3.25% on launch, and that we estimate will average 5% over the life of the product.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest accruing at 5% per year. The principal and interest are payable to Novo Nordisk in three equal payments of $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.

We and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. Both we and Novo Nordisk have access to any developments or improvements the other might make to the AERx delivery system, within their respective fields of use. As of December 31, 2006, Novo Nordisk was a substantial holder of our common stock and is restricted from disposing of any of our common stock until January 1, 2009 or the earlier occurrence of certain specified events. Pursuant to the Company’s public offering completed on January 30, 2007, Novo Nordisk owned approximately 3.0% of the Company’s stock on an as-converted basis.

In August 2006, Novo Nordisk announced that it had filed a lawsuit against Pfizer claiming that Exubera, an inhaled insulin product that Pfizer has been developing with Nektar Therapeutics, infringes a patent originally owned by us and now owned by Novo Nordisk with rights retained by us outside the field of glucose control. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. While the outcome of this lawsuit is highly uncertain, we are entitled to a portion of any proceeds, net of litigation costs, that may be received by Novo Nordisk from a favorable outcome.

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

In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, Inc., a newly created private company that has some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We received a $4.0 million initial payment and we will be entitled to a milestone payment upon initial commercialization and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology. Our potential royalty payments will be affected by the ability of Zogenix to maintain and, if necessary, enforce the patents we assigned to it.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, stock-based compensation and impairment of long-lived assets to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Revenue Recognition

Contract revenues consist of revenues from collaboration agreements and feasibility studies. We recognize revenues under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” Under collaboration agreements, revenues are recognized as costs are incurred. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenues either upon the completion of the milestone effort when payments are contingent upon completion of the effort or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues and are included in research and development expenses when incurred. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.

Impairment of Long-Lived Assets

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Future cash flows that are contingent in nature are generally not recognized. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. We recorded a non-cash impairment charge of $4.0 million in 2006, related to our estimate of the net realizable value of the Intraject-related assets, based on the expected sale of those assets.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this method, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments granted after January 1, 2006 and all stock-based payments granted prior to but not vested as of January 1, 2006.

Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense, net of estimated forfeitures, ratably over the requisite vesting period. We have elected to calculate an award’s fair value based on the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including expected option life and expected stock price volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

On August 10, 2006, we agreed to grant Dr Gonda, our President and Chief Executive Officer, a stock bonus of up to 100,000 shares of common stock in two 50,000 share tranches to be earned based on achievement of minimum share price appreciation objectives after each of the first two years from the employment start date. We valued Dr. Gonda’s stock bonus on a Monte-Carlo simulation due to the path-dependency of the award. We believe the Monte-Carlo simulation provides a more precise estimate for the grant date fair value of a market-based equity award as the Monte Carlo simulation allows for vesting throughout the vesting period.

Under SFAS No. 123R, we recognized compensation expense for stock-based compensation of $1.6 million for the year ended December 31, 2006. As of December 31, 2006, the total unrecorded stock based compensation balance for unvested shares, net of expected forfeitures, was $2.8 million which is expected to be amortized over a weighted average period of 1.41 years.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenues

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2004 to 2005	2005 to 2006
	(In thousands)

Revenues:
Related parties	$59	$8,013	$26,999	(99)%	(70)%
Unrelated parties	4,755	2,494	1,046	91%	138%

Total revenues	$4,814	$10,507	$28,045	(54)	(63)%

We reported revenues from collaborative contracts of $4.8 million in 2006, compared to $10.5 million in 2005 and $28.0 million in 2004. The decrease in revenue in 2006 compared to 2005 is due primarily to the decreases in partner-funded project development revenue from Novo Nordisk, which was $59,000 in 2006 compared to

$8.0 million in 2005 and offset by contract revenue from other partner-funded programs, which totaled $4.8 million in 2006 and $2.5 million in 2005. Revenue in 2004 consisted of $27.0 million from partner-funded project development revenue from Novo Nordisk and $1.0 million from other partner-funded project development programs. The reduction in partner revenues in 2005 from 2004 is primarily due to the sale of AERx iDMS program related assets to Novo Nordisk pursuant to the restructuring transaction completed in January 2005. Costs associated with contract research revenue are included in research and development expenses.

As a result of the sale of the Intraject platform to Zogenix, which was completed in August 2006, we recorded revenues of $869,000 related to transition and support agreements entered into in connection with the sale transaction. Milestone revenues from our ARD-1300 development program were $484,000 in 2006 and $162,000 in 2005.

Research and Development Expenses

Research and development expenses decreased in 2006 compared to 2005 and 2004. These expenses were $22.2 million in 2006 compared to $30.2 million in 2005 and $46.5 million in 2004.

Spending for collaborative and self-initiated research and development projects was as follows (in millions of dollars):

Research and Development

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands)

Research and development expenses:
Collaborative	$4,440	$5,996	$28,164	(26)%	(79)%
Self-initiated	17,758	24,178	18,313	(27)%	32%

Total research and development expenses	$22,198	$30,174	$46,477	(26)%	(35)%

These expenses represent proprietary research expenses as well as the costs related to contract research revenue and include salaries and benefits of scientific and development personnel, laboratory supplies, consulting services and the expenses associated with the development of manufacturing processes.

Research and development expenses in 2006 decreased by $8.0 million, or 26%, compared to 2005. The decrease in research and development expense was due primarily to the completion of our Intraject clinical batch registration lot activities being substantially completed at year-end 2005 and finalized in early 2006. In addition, on May 15, 2006, we announced the implementation of a strategic restructuring of our business operations to focus resources on advancing the current product pipeline and initiated a reduction in force to better align our cost structure with our new focus. Research and development expenses in 2005 decreased by $16.3 million, or 35%, compared to 2004. The decrease in research and development expenses is primarily due to a reduction in headcount and facility costs associated with the restructuring transaction with Novo Nordisk and cost reduction programs. As a result of the restructuring of the AERx iDMS program, which was completed on January 26, 2005, our development agreement with Novo Nordisk ended in 2005. This was offset by $5.9 million increase from 2004 to 2005 in self-initiated development efforts primarily relating to Intraject. In August 2006, for milestone payments and royalties, we sold all of our assets related to the Intraject technology platform to Zogenix, a newly created private company that is responsible for further development and commercialization efforts of Intraject.

We have other on-going partner-funded and self-initiated programs under development. In 2007, we expect research and development expense to increase from 2006, however, future research and development efforts for our partner-funded programs are difficult to predict at this time due to their early stage of development.

Stock based compensation expense charged to research and development in 2006 was $882,000 due to the adoption of SFAS No. 123R effective January 1, 2006.

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands)

General and administrative expenses	$10,717	$10,895	$11,934	(2)%	(9)%

General and administrative expenses were $10.7 million in 2006 compared to $10.9 million in 2005 and $11.9 million in 2004. General and administrative expenses decreased in 2006 over 2005 by $178,000, or 2.0%, and decreased in 2005 over 2004 by $1.0 million, or 9.0%, resulting primarily from legal and consulting costs incurred in 2004 associated with the restructuring transaction with Novo Nordisk, which closed on January 26, 2005. Other than the restructuring transaction, there were no significant corporate transactions in 2006, 2005 and 2004. In 2007, we expect general and administrative expenses to decrease, compared with 2006.

Stock based compensation expense charged to general and administration in 2006 was $740,000 due to the adoption of SFAS No. 123R effective January 1, 2006.

Restructuring and Asset Impairment

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands)
Restructuring and asset impairment expenses	$6,003	—	—	100%	—

Restructuring and asset impairment expenses are comprised of severance related expenses including payroll, health insurance payments, outplacement expenses and Intraject related asset impairment expenses. Severance-related expense for the year ended December 31, 2006 was $2.0 million and is primarily related to the reduction in workforce announced on May 15, 2006. We expect to pay the severance-related balance in full by the end of 2007. The asset impairment charge of $4.0 million in 2006 is related to our estimate of the net realizable value of the Intraject-related assets, based on the sale of those assets in August 2006.

Gain on sale of patents and royalty interest

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands)
Gain on sale of patent and royalty interest	$20,000	—	—	100%	—

On July 3, 2006, we entered into a Second Amended and Restated License Agreement with Novo Nordisk A/S to reflect: (i) the transfer by us of certain intellectual property, including all right, title and interest to its patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof for a cash payment to us of $12.0 million, with the Company retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to us for a cash payment to us of $8.0 million; and (iii) a loan to us in the principal amount of $7.5 million, secured by a pledge of the net royalty stream payable to us by Novo Nordisk pursuant to the License Agreement.

The $12.0 million and the $8.0 million payments are included in gain on sale of patent and royalty interest line item for the year ended December 31, 2006. There were no similar transactions in prior years.

Interest Income, Interest Expense and Other Income (Expense)

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands)
Interest income, interest expense and other income (expense):
Interest income	$1,251	$1,317	$194	(5)%	579%
Interest expense	(197)	(6)	(16)	3,183%	(63)%
Other income (expense)	23	36	(1)	(36)%	(3,700)%

Total interest income, interest expense and other income (expense)	$1,077	$1,347	$177	(20)%	661%

Interest income was $1.3 million in 2006 and 2005 compared to $194,000 in 2004. The average cash and investment balances in 2006, included the receipts of proceeds of approximately $20.0 million from the sale of patents and royalty interest to Novo Nordisk in July 2006, proceeds from a $7.5 million promissory note issued to Novo Nordisk and the sale of Intraject related assets to Zogenix for $4.0 million in August 2006. The average cash and investment balances in 2005 included the receipt of net proceeds of approximately $11.7 million from a private placement of common stock in December 2004 and net proceeds of approximately $51.1 million from the closing of the restructuring transaction with Novo Nordisk in January 2005. The increase in interest income in 2005 compared to 2004 of $1.1 million was due to an increase in interest rates earned and higher average invested balances in 2005.

Interest expense was $197,000 in 2006, $6,000 in 2005 and $16,000 in 2004. Interest expense in 2006 primarily reflects the interest expense on the $7.5 million note issued to Novo Nordisk in July 2006. The note accrues interest at 5% per annum. We expect to recognize $384,000 in interest expense in 2007 related to this note.

Other income (expense) was approximately $23,000 in 2006 compared to $36,000 in 2005 and ($1,000) in 2004. The increase in 2006 over 2005 was due to a $41,000 gain in foreign currency exchange translation offset by a $13,000 net loss on sale of assets and $4,000 in accounts payable adjustments and state tax expense. The increase in other income (expenses) in 2005 compared to 2004 is due primarily to a $49,000 net gain on the sale of assets offset by a $12,000 loss on foreign currency exchange translation and $1,000 in state tax expense.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and short-term investments of approximately $27.5 million. On January 30, 2007 we closed our public offering of 37,950,000 shares of common stock in an underwritten public offering that resulted in proceeds of approximately $33.9 million and net proceeds, after underwriting discount and expenses, of approximately $33.3 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million.

Net cash used in operating activities in 2006 was $30.3 million compared to $34.6 million in 2005 and $23.1 million in 2004. The $4.3 million decrease in net cash used in 2006 compared to 2005 was the result of a lower net loss in 2006 compared to 2005, down $16.2 million, due primarily from proceeds of $20.0 million from the sale of patents and royalty rights to Novo Nordisk, offset by non-cash charges, including stock-based compensation expense under SFAS 123R of $1.6 million, asset impairment charge on property and equipment of $4.0 million and lower depreciation expense incurred in the 2006, down $477,000 from 2005, primarily as a result of the sale of Intraject-related assets to Zogenix. Cash was used to pay for invoices outstanding primarily related to the Intraject program, an increase of $2.4 million from 2005, to pay for severance-related expenses accrued for the reduction in workforce, an increase of $2.8 million and to fund accounts receivable, primarily related to partnered programs. The change in prepaid of $856,000 between years is primarily due to the capitalization of financing related expense. In 2006, we recognized less deferred revenue due to the sale of AERx iDMS program to Novo Nordisk completed in early 2005. The change in accrued liabilities of $687,000 is due primarily to clinical trial expenses related to our ARD-3100 program and the change in deferred rent of $1.6 million is primarily as a result of the Novo Nordisk restructuring completed in January 2005.

The increase in net cash used in operating activities in 2005 compared to 2004 was due primarily to the result of a slightly lower net loss in 2005 compared to 2004, down $974,000, offset by lower depreciation expense incurred in the 2005, down $2.4 million from 2004 and changes in deferred revenue activity of $5.8 million and deferred rent activity of $1.8 million. The reduction in depreciation expense, the change in deferred revenue and the change in deferred rent were primarily due to the restructuring with Novo Nordisk. In 2005, we recognized less depreciation expense due to the sale of AERx iDMS program-related assets to Novo Nordisk pursuant to the restructuring transaction, recognized AERx iDMS program related funding and milestone payments received in prior years as revenue and recorded the reversal of deferred rent liability for lease obligations associated with the AERx iDMS program to the statement of operations as a credit to rent expense. Additionally, 2005 activity in accounts payable and accrued liabilities reflects a $2.0 million decrease in operating cash used when compared to 2004 activity. The smaller increase in accounts payable results primarily from liabilities for expenses associated with the private placement of equity in December 2004, the restructuring transaction with Novo Nordisk, and capital expenditures recorded at 2004 year-end.

Net cash provided by investing activities in 2006 was $21.7 million compared to $47.4 million in 2005 and $6.5 million in 2004. The lower balance in 2006 compared to 2005 is primarily due to $20.0 million in proceeds from the sale of patents and royalty rights to Novo Nordisk and $4.0 million in proceeds from the sale of Intraject related assets to Zogenix in 2006, compared to $50.3 million provided from the sale of assets to NNDT in connection with the restructuring transaction with Novo Nordisk that closed in January 2005. This was offset by a $3.5 million decrease in capital expenditures primarily due to a decrease in our Intraject clinical batch activities that were finalized in early 2006 and a $2.9 million decrease in proceeds from sales and maturities of available-for-sale investments, net of purchases. The 2005 increase in cash provided from investing activities compared to 2004 is primarily due to $50.3 million provided from the sale of assets to NNDT in connection with the restructuring transaction with Novo Nordisk that closed in January 2005, off-set by $3.0 million increase in capital expenditures primarily related to Intraject and $6.6 million decrease in proceeds from sales and maturities of available-for-sale investments, net of purchases.

Net cash provided by financing activities in 2006 was $7.9 million compared to $592,000 in 2005 and $12.6 million in 2004. Cash provided by financing activities in 2006 primarily represents proceeds from the $7.5 million promissory note issued to Novo Nordisk, $160,000 repayment of notes receivable from officers and $288,000 in net cash provided by purchases under our employee stock plans. Cash provided by financing activities in 2005 was from the issuance of common stock upon exercise of stock options and purchase of common stock under the employee stock purchase plan of $500,000 and repayment of notes receivable from officers and employees of $92,000. Financing activities in 2004 included the sale of common stock through private placements in December 2004, which raised net proceeds of approximately $11.7 million. In addition, net proceeds received from the issuance of common stock upon exercise of stock options and purchase of common stock under the employee stock purchase plan was $911,000, offset by $427,000 of cash used for capital lease obligations.

Our research and development efforts have and will continue to require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine our technology and proposed products and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress and the results of the research and development of our technology and drug delivery systems, our ability to establish and maintain favorable collaborative arrangements with others, progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of our production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and the need to acquire licenses or other rights to new technology.

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding, proceeds from the sale of assets to Novo Nordisk in connection with the restructuring transaction, including sale of patents and royalty interest and interest earned on investments.

We continue to review our planned operations through the end of 2007, and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. If we make satisfactory progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We currently expect our total capital outlays for 2007 will be approximately $3.0 million. The majority of these outlays will be associated with completing the clinical trials of our lead candidate, ARD-3100.

We have incurred significant losses and negative cash flows from operations since our inception. At December 31, 2006, we have an accumulated deficit of $287.9 million, working capital of $25.4 million, and shareholders’ deficit of $3.9 million. Management believes that cash and cash equivalents on hand at December 31, 2006 together with approximately $33.3 million in net proceeds from our completed public offering in January 30, 2007 will be sufficient to enable us to meet our obligations for the next 24 months.

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

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2006 are disclosed in the following table.

	Payment Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$21,361	$2,366	$4,810	$4,245	$9,940
Unconditional capital purchase obligations	485	485	—	—	—
Unconditional purchase obligations	1,595	1,595	—	—	—

Total contractual commitments	$23,441	$4,446	$4,810	$4,245	$9,940

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating SFAS No. 157 and expect to adopt this guidance beginning on January 1, 2008.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $27.5 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2006 and 2005, and the related statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Aradigm Corporation changed its method of accounting for stock — based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

Palo Alto, California
March 2, 2007

ARADIGM CORPORATION

BALANCE SHEETS

	December 31,
	Pro Forma
	(Note 13)
	2006	2006	2005
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$60,902	$27,013	$27,694
Short-term investments	501	501	—
Receivables	643	643	400
Current portion of notes receivable from officers and employees	—	—	62
Prepaid and other current assets	1,002	1,002	874

Total current assets	63,048	29,159	29,030
Property and equipment, net	2,592	2,592	9,875
Non-current portion of notes receivable from officers and employees	31	31	129
Other assets	444	444	463

Total assets	$66,115	$32,226	$39,497

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,151	1,151	$3,034
Accrued clinical and cost of other studies	278	278	398
Accrued compensation	1,814	1,814	3,814
Deferred revenue	—	—	222
Other accrued liabilities	511	511	475

Total current liabilities	3,754	3,754	7,943
Non-current portion of deferred rent	1,035	1,035	714
Non-current portion of capital lease	29	29	—
Note payable and accrued interest to related party	7,686	7,686	—
Commitments and contingencies
Convertible preferred stock, no par value; 2,050,000 shares authorized; issued and outstanding shares: 1,544,626 at December 31, 2006 and 2005; liquidation preference of $41,866 at December 31, 2006 and 2005; none outstanding on an unaudited pro forma basis	—	23,669	23,669
Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized but none outstanding
Common stock, no par value; authorized shares: 100,000,000 at December 31, 2006; 150,000,000 at December 31, 2005; issued and outstanding shares: 14,765,474 at December 31, 2006; 14,562,809 at December 31, 2005; and 53,951,175 on an unaudited pro forma basis	341,472	283,914	282,004
Accumulated other comprehensive income	4	4	5
Accumulated deficit	(287,865)	(287,865)	(274,838)

Total shareholders’ equity (deficit)	53,611	(3,947)	7,171

Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$66,115	32,226	$39,497

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Contract and license revenues:
Related parties	$59	$8,013	$26,999
Unrelated parties	4,755	2,494	1,046

Total revenues	4,814	10,507	28,045

Operating expenses:
Research and development	22,198	30,174	46,477
General and administrative	10,717	10,895	11,934
Restructuring and asset impairment	6,003	—	—

Total expenses	38,918	41,069	58,411

Loss from operations	(34,104)	(30,562)	(30,366)
Gain on sale of patent and royalty interest (to related party)	20,000	—	—
Interest income	1,251	1,317	194
Interest expense	(197)	(6)	(16)
Other income (expense)	23	36	(1)

Net loss	$(13,027)	$(29,215)	$(30,189)

Basic and diluted net loss per common share	$(0.89)	$(2.01)	$(2.37)

Shares used in computing basic and diluted net loss per common share	14,642	14,513	12,741

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENT OF CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT)

						Accumulated		Total
	Convertible					Other		Shareholders’
	Preferred Stock		Common Stock		Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Compensation	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balances at December 31, 2003	1,544,626	$23,669	12,550,239	$268,406	$—	$(2)	$(215,434)	$52,970
Issuance of common stock for cash, net of issuance costs of $817, including warrants valued at $2,278	—	—	1,666,679	11,683	—	—	—	11,683
Issuance of common stock under the employee stock purchase plan	—	—	167,946	911	—	—	—	911
Issuance of common stock upon exercise of stock options	—	—	81	1	—	—	—	1
Issuance of common stock upon exercise of warrants	—	—	74,200	304	—	—	—	304
Issuance of options and warrants to purchase common stock for services	—	—	—	82	—	—	—	82
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,189)	(30,189)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	—	(8)	—	(8)

Total comprehensive loss								(30,197)

Balances at December 31, 2004	1,544,626	23,669	14,459,145	281,387	—	(10)	(245,623)	35,754
Issuance of common stock under the employee stock purchase plan	—	—	93,662	458	—	—	—	458
Issuance of common stock upon exercise of stock options	—	—	10,077	42	—	—	—	42
Adjustment to common stock shares for rounding of partial shares from the reverse stock split	—	—	(75)	—	—	—	—	—
Warrant revaluation	—	—	—	90	—	—	—	90
Issuance of options for services	—	—	—	27	(21)	—	—	6
Amortization of deferred compensation	—	—	—	—	21	—	—	21
Comprehensive loss:
Net loss	—	—	—	—	—	—	(29,215)	(29,215)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	15	—	15

Total comprehensive loss								(29,200)

Balances at December 31, 2005	1,544,626	23,669	14,562,809	282,004	—	5	(274,838)	7,171
Issuance of common stock under the employee stock purchase plan	—	—	111,553	286	—	—	—	286
Issuance of common stock under the restricted stock award plan	—	—	145,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	645	2	—	—	—	2
Stock-based compensation related to issuance of stock option grants	—	—	—	1,622	—	—	—	1,622
Reversal of restricted stock award due to forfeiture	—	—	(55,033)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,027)	(13,027)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(1)	—	(1)

Total comprehensive loss								(13,028)

Balances at December 31, 2006	1,544,626	$23,669	14,765,474	$283,914	$—	$4	$(287,865)	$(3,947)

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,027)	$(29,215)	$(30,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash asset impairment on property and equipment	4,014	—	—
Amortization and accretion of investments	—	50	166
Depreciation and amortization	934	1,412	3,813
Stock-based compensation expense related to employee stock options and employee stock purchases	1,622	—	—
Loss on retirement and sale of property and equipment	164	268	544
Cost of warrants and common stock options for services	—	117	82
Amortization and accretion of investments	—	50	—
Gain on sale of patent and royalty interest	(20,000)	—	—
Changes in operating assets and liabilities:
Receivables	(243)	(301)	41
Prepaid and other current assets	(128)	728	308
Other assets	19	(24)	(51)
Accounts payable	(1,883)	565	1,584
Accrued compensation	(2,000)	830	963
Accrued liabilities	129	(558)	439
Deferred rent	321	(1,229)	620
Deferred revenue	(222)	(7,250)	(1,440)

Net cash used in operating activities	(30,298)	(34,607)	(23,120)

Cash flows from investing activities:
Capital expenditures	(1,829)	(5,311)	(2,300)
Sales of property and equipment	4,000	50,292	—
Purchases of available-for-sale investments	(502)	(5,330)	(6,376)
Proceeds from maturities of available-for-sale investments	—	7,750	15,190
Proceeds from sale of patents and royalty interest	20,000	—	—

Net cash provided by investing activities	21,669	47,401	6,514

Cash flows from financing activities:
Proceeds from the issuance of note payable to related party	7,500	—	—
Proceeds from issuance of common stock	288	500	12,899
Payments received on notes receivable from officers and employees	160	—	—
Forgiveness of notes receivable from officers and employees	—	92	115
Payments on capital lease obligations and equipment loans	—	—	(427)

Net cash provided by financing activities	7,948	592	12,587

Net increase (decrease) in cash and cash equivalents	(681)	13,386	(4,019)
Cash and cash equivalents at beginning of year	27,694	14,308	18,327

Cash and cash equivalents at end of year	$27,013	$27,694	$14,308

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$6	$16
Non-cash investing and financing activities:
Issuance of options and warrants to purchase common stock for services	—	117	82
Issuance of warrants with private placement of common stock	—	—	2,278

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Aradigm Corporation (the “Company”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. The Company’s principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenues from the sale of products in the upcoming year. The Company operates as a single operating segment.

Liquidity and Financial Condition

The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2006, the Company had an accumulated deficit of $287.9 million and working capital of $25.4 million and shareholders’ deficit of $3.9 million. Management believes that cash, cash equivalents and short-term investments on hand at December 31, 2006, together with proceeds from the public offering completed on January 30, 2007, (See Note 13) will be sufficient to enable the Company meet its obligations for the next 24 months. Management plans to continue to fund the Company with funds obtained through collaborative arrangements, equity issuances and/or debt arrangements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options and warrants. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less from purchase date to be cash equivalents. The Company places its cash and cash equivalents in money market funds, commercial paper and corporate notes.

Investments

Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase. All marketable securities are classified as available-for-sale, carried at estimated fair value and reported in either cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component in the statement of convertible preferred stock and shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss in the amount of any such decline. No such reductions have been required during any of the periods presented.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes Receivable

Notes receivable are related to advances granted to employees for relocation. All amounts classified as current are due within 12 months. All amounts classified as long-term are due no later than April 2008. All balances were forgiven and/or paid as of December 31, 2006.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the Statements of Operations. The Company recorded an impairment charge of $4.0 million in 2006 related to the anticipated sale of Intraject related assets (see Note 11).

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under the agreements, revenue is recognized once costs are incurred and collectibility is reasonably assured. Under some agreements the Company’s collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements revenue is recognized upon confirmation from the collaborator of acceptance of work performed and payment amount. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Advertising

Advertising costs are charged to general and administrative expense as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $39,000, $265,000 and $233,000, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company had elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Compensation expense was based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has provided below the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Years Ended December 31,
	2005	2004

Net loss — as reported	$(29,215)	$(30,189)
Add:
Stock-based employee compensation expense included in reported net loss	21	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,066)	(4,585)

Pro forma net loss	$(32,260)	$(34,774)

Basic and diluted net loss per common share:
As reported	$(2.01)	$(2.37)
Pro forma	$(2.22)	$(2.73)

Valuation assumptions

Pro forma information regarding net loss and basic and diluted net loss per common share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee and non-employee director stock options granted using the fair value method prescribed by this statement. The fair

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	86.6%	97.6%	98.0%
Risk-free interest rate	4.9%	3.8%	3.1%
Expected life (years)	4.2	4.0	4.0
Weighted-average fair value of options granted during the periods	$1.40	$4.10	$5.50

The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force Issue No. (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms. The fair value of options and warrants was remeasured at period-end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 2.0% to 4.9%, using applicable United States Treasury rates; a dividend yield of 0.0%; an annual volatility factor of 87% to 98%; and an average expected life based on the terms of the option grant or contractual term of the warrant of 1 to 4.2 years. Expense recognized related to options and warrants issued to non-employees was $130, $117,000 and $82,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Adoption of SFAS No. 123R

The Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share-based Payment,” (“SFAS 123(R)”) effective January 1, 2006. Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R)requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeitures based on historical experience. In the information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table shows the effect of SFAS 123(R) on stock-based employee compensation expense included in the statement of operations for the year ended December 31, 2006 (in thousands except per share amount):

December 31,
2006

Costs and expenses:
Research and development	$882
General and administrative	740

Total stock-based compensation expense	$1,622

Impact on basic and diluted net loss per common share	$(0.11)

There was no capitalized stock-based employee compensation cost as of December 31, 2006. Since the Company incurred net losses in 2006, there was no recognized tax benefit as of December 31, 2006 associated with stock-based compensation expense. Total compensation expense for restricted stock awards recognized by the Company under SFAS No. 123R was $85,000 for the year ended December 31, 2006 and 69,849 shares subject to restricted share awards are issued and outstanding. As of December 31, 2006, $241,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.64 years.

For restricted common stock issued at discounted prices, the Company recognizes compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

During the year ended December 31, 2006, the Company granted options to purchase approximately 2,498,000 shares of common stock, with an estimated weighted-average fair value of $1.39 per share, respectively, on the date of grant.

Total compensation expense for options recognized by the Company under SFAS No. 123(R), was $1.4 million for the year ended December 31, 2006. The weighted-average period over which compensation expense related to options outstanding at December 31, 2006 is expected to be recognized is 1.41 years.

Income Taxes

The Company uses the liability method to account for income taxes as required by SFAS 109, “Accounting for Income Taxes.” Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Loss Per Common Share

Basic net loss per common share on a historical basis is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the years ended December 31, 2006, 2005 and 2004. Stock options, warrants, unvested restricted stock and shares to be issued upon conversion of the convertible preferred stock were not included in the net loss per share calculation for the years ended December 31, 2006, 2005 and 2004 because the inclusion of such shares would have had an anti-dilutive effect.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Outstanding stock options	3,064	1,730	1,883
Unvested restricted stock	70	—	—
Warrants to purchase common stock	1,255	2,120	2,566
Convertible preferred stock	1,236	1,236	1,236

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

The Company has development arrangements with various collaborators. For the years ended December 31, 2005 and 2004, the Novo Nordisk AERx iDMS program contributed approximately 76% and 96% of total contract revenues, respectively and $59,000 in 2006. In January 2005, the Company completed the restructuring of the AERx iDMS program, pursuant to the Restructuring Agreement entered into with Novo Nordisk A/S (“Novo Nordisk”) and Novo Nordisk Delivery Technologies, Inc. (“NNDT”) in September 2004. Under the current agreements between Novo Nordisk and the Company, completed on July 3, 2006, Novo Nordisk has assumed responsibility for the completion of development, manufacturing and commercialization of the AERx iDMS insulin product. The Company will be entitled to receive royalties that will rise to an average of five percent or higher by the fifth year after commercialization on any future sales of the commercialized product. Novo Nordisk, a company publicly traded in Denmark, is considered to be a related party due to its ownership interest in the Company. Novo Nordisk owned approximately 9.8% of the Company’s common stock on an as-converted basis as of December 31, 2006. Pursuant to the Company’s public offering completed on January 30, 2007, Novo Nordisk owned approximately 3.0% of the Company’s stock on an as-converted basis.

Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sales securities to be recorded in other comprehensive income (loss). Total comprehensive loss has been disclosed on the statement of redeemable convertible preferred stock and shareholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. Management currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position, results of operations and cash flows.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Cash and Cash Equivalents and Investments

The following summarizes the fair value of cash and cash equivalents and investments (amounts in thousands):

	December 31,
	2006	2005

Cash equivalents:
Money market fund	$1,248	$1,321
Commercial paper	25,765	26,373

	$27,013	$27,694

Short-term investments:
Corporate and government notes	$501	—

The Company places its cash and cash equivalents in money market funds, commercial paper and corporate and government notes. All short-term investments at December 31, 2006 and 2005 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. As of December 31, 2006 and 2005 the difference between the fair value and amortized cost of available-for-sale securities were gains of $4,000 and $5,000 respectively. The individual gross unrealized gains and individual gross unrealized losses for 2006 and 2005 were not material.

3.	Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	December 31,
	2006	2005

Machinery and equipment	$3,905	$4,505
Furniture and fixtures	1,142	1,150
Lab equipment	2,658	2,539
Computer equipment and software	3,798	3,790
Leasehold improvements	1,068	1,564

Property and equipment at cost	12,571	13,548
Less accumulated depreciation and amortization	(10,204)	(10,201)

Net depreciable assets	2,367	3,347
Construction in progress	225	6,528

Property and equipment, net	$2,592	$9,875

Depreciation expense was $934,000, $1.4 million and $3.8 million in 2006, 2005 and 2004, respectively.

4.	Leases, Commitments and Contingencies

The Company has a lease for a building containing office, laboratory and manufacturing facilities, which expires in 2016. A minor portion of this lease expense was offset by a sublease to NNDT of $10,000 per month through December 2006. Additionally, the Company entered into a new copier lease agreement in July 2005 for

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

$5,030 per month for 60 months. Future minimum lease payments non-cancelable at December 31, 2006 for the remaining lease agreements are as follows (amounts in thousands):

Operating
Leases

Year ending December 31:
2007	$2,366
2008	2,432
2009	2,378
2010	2,253
2011	1,992
2012 and thereafter	9,940

Total minimum lease payments	$21,361

The Company’s operating lease has a rent escalation clause and, accordingly, the Company recognizes rent expense on a straight-line basis. At December 31, 2006 and 2005, the Company had $1.0 million and $714,000 of deferred rent, respectively. A portion of the lease commitment for 2006 is offset by a sublease to NNDT of $10,000 per month through December 2006 and a sublease to Zogenix of $7,000 per month starting in September through December 2006. As a result of the restructuring activities, the Company has consolidated its operations to a portion of the space at its current address and are actively investigating sublease opportunities for the vacated space.

For the years ended December 31, 2006, 2005 and 2004, building rent expense, net of sublease income, under operating leases totaled $1.9 million, $1.3 million and $5.5 million, respectively.

At December 31, 2006, the Company had contractual non-cancelable purchase commitments for capital equipment purchases of $485,000 and for services of $1.6 million.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2006 or 2005.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

5.	Convertible Preferred Stock and Common Stock Warrants

The Company completed a $48.4 million preferred stock financing in December 2001. Under the terms of the financing the Company sold to a group of investors 2,001,236 shares of Series A convertible preferred stock (“preferred stock”) at a purchase price of $24.20 per share. Each share of preferred stock, together with accrued and unpaid dividends, is convertible at the option of the holder into 0.8 shares of common stock. Each share of outstanding preferred stock will automatically convert into common stock upon either the closing of a registered

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

underwritten public offering covering the offer and sale of common stock with gross proceeds (before underwriting discounts, commissions and fees) to the Company exceeding $25.0 million or the date on which the common stock closing bid price has been above $52.9375 per share for at least 20 consecutive trading days. The Company also issued warrants to the investors to purchase approximately 1,040,642 shares of common stock at an exercise price of $34.85 per share. Issuance costs of approximately $3.0 million were accounted for as a reduction to proceeds from the preferred stock financing. The warrants were exercisable through December 2006. In March, June and July of 2003, certain holders of shares of the Company’s preferred stock elected to convert an aggregate of 456,610 shares of preferred stock to common stock. The Company issued 365,288 shares of common stock in connection with those conversions. There were no dividends declared as of December 31, 2006, 2005 or 2004.

Pursuant to the completion of the Company’s public offering on January 30, 2007, the remainder of the preferred stock was automatically converted to shares of common stock at a conversion ratio of 0.8 shares of common stock for each share of preferred stock.

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

In November 2003, the Company issued 1,556,110 shares of common stock at $9.00 per share and warrants to purchase 389,027 shares of common stock at $12.50 per share to certain investors for an aggregate purchase price of approximately $14.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants as of November 2003, the date of financing, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $2.6 million as issuance costs related to the private placement. These warrants are exercisable through November 2007.

In March 2003, the Company issued 3,798,478 shares of common stock at $3.95 per share and warrants to purchase 854,654 shares of common stock at $5.35 per share to certain investors for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants as of March 2003, the date of financing, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $1.9 million as issuance costs related to the private placement. In addition, in connection with this private placement and as an inducement for investors to purchase shares of common stock, the Company issued warrants (“replacement warrants”) to purchase an aggregate of 803,205 shares of its common stock at $5.60 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $34.85 per share, held by the same investors. The Company valued the replacement warrants as of March 2003, the date of the replacement, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1.1 million as issuance costs related to the private placement. As of December 31, 2006, 418,896 of these warrants are exercisable through March 2007.

In June 2004, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of California to increase the Company’s authorized number of shares of common stock from 100,000,000 to 150,000,000 shares. The additional shares of common stock authorized by the amendment have rights identical to the common stock of the Company outstanding

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

immediately before the filing of the amendment. Issuances of common stock from the additional authorized shares do not affect the rights of the holders of the Company’s common stock and preferred stock outstanding immediately before the filing of the amendment, except for effects that may be incidental to increasing the number of shares of the Company’s common stock outstanding, such as dilution of any earnings per share and voting rights of holders of other common stock.

In January 2006, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of California to decrease the Company’s authorized number of shares of common stock from 150,000,000 to 100,000,000 shares.

Reverse Stock Split

On January 4, 2006, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of California effecting a 1-for-5 reverse split of the Company’s common stock. All share and per share amounts have been retroactively restated in the financial statements and these accompanying notes for all periods presented.

Reserved Shares

At December 31, 2006, the Company had 1,394,002 shares of our common stock reserved for issuance of new grants, 1,254,592 shares of common stock reserved for issuance upon exercise of common stock warrants, 3,063,981 shares reserved for issuance upon exercise of options under all plans, 1,235,701 shares reserved for issuance upon conversion of preferred stock, 100,000 shares reserved for issuance upon vesting of Igor Gonda’s performance bonus and 340,847 available authorized shares under the Employee Stock Purchase Plan. Pursuant to the completion of public offering in January 30, 2007, the automatic conversion of all outstanding preferred stock resulted in the issuance of 1,235,701 common stock.

Other Common Stock Warrants

In January 2004, the Company amended the payment terms of the operating lease for its primary offices. In consideration for the amended lease agreement, Aradigm replaced common stock warrants to purchase 27,000 shares of common stock at $50.80 — $108.60 per share with new common stock warrants with an exercise price equal to $8.55 per share. The $88,000 incremental fair value of the replacement warrants, as defined as the fair value of the new warrant less the fair value of the old warrant on date of replacement, is being amortized to operating expenses on a straight-line basis over the remaining life of the lease. The fair value of the warrants was measured as of January 2004, the date of the amendment, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates between 1.3% and 2.4%; a dividend yield of 0.0%; annual volatility factor of 88%; and a weighted average expected life based on the contractual term of the warrants from 1 to 3.5 years. As of December 31, 2006, 5,000 of these warrants are exercisable through July 2007.

In October 2002, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 15,000 shares of common stock, 5,000 of which are exercisable at $9.95 per share, 5,000 shares of which are exercisable at $11.95 per share and 5,000 shares of which are exercisable at $13.95 per share. At the execution of the agreement 3,000 shares immediately vested and the remaining shares shall vest based on the achievement of various performance benchmarks set forth in the agreement: all benchmarks were achieved as of March 2004. The Company valued the warrants as of October 2002, the date of agreement, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.0%, no dividend yield, and an expected life of four years. The fair value of these warrants is re-measured as the underlying warrants vest and is being expensed over the vesting period of the warrants. For the year ended December 31, 2003 the Company recognized $77,000 of expense associated with these warrants. In the year ended December 31, 2004, due to all benchmarks being achieved during the year, the Company reversed previously recognized expense of $48,000. The warrants are exercisable through October 2007.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

1996 Equity Incentive Plan, 2005 Equity Incentive Plan and 1996 Non-Employee Directors’ Plan

The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which officers, non-employee directors, scientific advisory board members and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All officers, non-employee directors, scientific advisory board members and employees of and consultants to the Company are eligible to participate in the 2005 Plan.

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

Options granted under the 1996 Plan may be immediately exercisable if permitted in the specific grant approved by the Company’s board of directors and, if exercised early, the issued shares may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 1996 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights but does not have resale rights prior to vesting. The Company has repurchased a total of 7,658 shares in accordance with these agreements through December 31, 1998. Subsequently, no grants with early exercise provisions have been made under the 1996 Plan and no shares have been repurchased. During 2005, the Company granted options to purchase 279,420 shares of common stock under the 1996 Plan. As of December 31, 2005, the Company had 1,662,883 options outstanding under the 1996 Plan.

In March 2005, the Company’s board of directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s Common Stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006 the Company’s board of directors amended and in May 2006 the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. As of December 31, 2006, 1,394,002 shares remained available for future grant.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the board of directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2006 there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. During 2005, the Company granted options to purchase 46,040 shares of common stock and 2,498,000 shares in 2006, under the 2005 Plan.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31, 2006 and, as of December 31, 2005 and 2006, 21,186 outstanding options with exercise prices ranging from $41.25 — $120.63 remained with no additional shares available for grant.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2006:

	Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option	Shares	Price per Share			Price

Balance at December 31, 2003	599,704	1,296,765	$1.85	-	$120.65	$31.15
Options authorized	762,774	—			—	—
Options granted	(697,760)	697,760	$3.80	-	$12.00	$7.75
Options exercised	—	(81)	$4.75	-	$7.10	$6.20
Options cancelled	111,274	(111,274)	$1.85	-	$117.85	$31.60

Balance at December 31, 2004	775,992	1,883,170	$2.15	-	$120.65	$22.20
Options authorized	—	—			—	—
Options granted	(325,460)	325,460	$4.30	-	$7.95	$5.97
Options exercised	—	(10,077)	$2.17	-	$4.75	$4.39
Adjustment for rounding for reverse stock split	—	10			—	—
Options cancelled	468,854	(468,854)	$2.83	-	$120.63	$21.84

Balance at December 31, 2005	919,386	1,729,709	$2.83	-	$120.63	$19.47
Options authorized	2,000,000	—			—	—
Options granted	(2,498,000)	2,498,000	$1.02	-	$3.77	$2.11
Options exercised	—	(645)			$2.83	$2.83
Restricted stock awards granted	(145,500)	—			—	—
Performance Bonus stock award granted	(100,000)	—			—	—
Options cancelled	1,163,083	(1,163,083)	$1.64	-	$115.00	$10.03
Restricted share awards cancelled	55,033	—			—	—

Balance at December 31, 2006	1,394,002	3,063,981	$1.02	-	$120.63	$8.90

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	of	Contractual	Exercise	Number of	Exercise
Exercise Price Range	Shares	Life (In Years)	Price	Shares	Price

$ 1.02 - $ 1.29	348,000	9.54	$1.26	37,642	$1.29
$ 1.52 - $ 1.70	397,500	9.50	1.68	48,687	1.67
$ 1.80 - $ 1.80	603,287	9.66	1.80	162,385	1.80
$ 1.87 - $ 1.87	500,000	9.61	1.87	—	—
$ 3.14 - $ 5.30	384,494	8.09	4.37	179,257	4.95
$ 5.35 - $ 12.00	348,813	7.54	8.33	270,530	8.55
$ 13.00 - $ 35.00	313,659	4.91	22.49	313,659	22.49
$ 41.25 - $112.50	161,056	2.14	72.32	161,056	72.32
$115.00 - $115.00	400	3.83	115.00	400	115.00
$120.63 - $120.63	6,772	3.11	120.63	6,772	120.63

	3,063,981	8.28	$8.90	1,180,388	$19.65

Performance Stock Award

In October 2006, as provided in his employment offer letter, the Company agreed to pay to Dr. Gonda, our President and Chief Executive Officer, a stock bonus of up to 100,000 shares of its common stock to be earned based on the common stock price reaching certain price targets after each of the first two years of his employment. The Company valued Dr. Gonda’s stock bonus on a Monte-Carlo simulation due to the path-dependency of the award. The Company believes that the Monte-Carlo simulation provides a more precise estimate for the grant date fair value of a market-based equity award as the simulation allows for vesting throughout the vesting period. The fair value of the performance stock award is $94,000.

Employee Stock Purchase Plan

Employees generally are eligible to participate in the Employee Stock Purchase Plan (the “Purchase Plan”) if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater shareholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of 15% of earnings or $25,000.

As of December 31, 2006, a total of 709,153 shares have been issued under the Purchase Plan, leaving a balance of 340,847 available authorized shares. Compensation expense was $111,000 in 2006. Under SFAS No. 123(R), stock-based compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions for 2006: expected volatility of 86.37%; risk-free interest rates of 4.90%; an average expected life of 0.49 years and a dividend yield of 0.0%. The weighted-average fair value of the purchase rights granted was $0.60 per share in 2006 and $2.90 per share in 2005 and in 2004. Pro forma compensation expense was $485,000 and $623,000 for the years ended December 31, 2005 and 2004 respectively, under the Employee Stock Purchase Plan.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Employee Benefit Plans

The Company has a 401(k) Plan which stipulates that all full-time employees with at least 30 days of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to $14,000 annually on a pretax basis. Subject to a maximum dollar match contribution of $7,000 per year, the Company will match 50% of the first 6% of the employee’s contribution on a pretax basis. The Company expensed total employer matching contributions of $194,000, $283,000 and $461,000 in 2006, 2005 and 2004, respectively.

8.	Related Party Transactions

Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., are considered related parties and at December 31, 2006 owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). Pursuant to the Company’s public offering completed on January 30, 2007, Novo Nordisk owned approximately 3.0% of the Company’s stock on an as-converted basis.

Development and License Agreement

In June 1998, the Company executed a development and commercialization agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation. Under the terms of the agreement, Novo Nordisk has been granted exclusive rights to worldwide sales and marketing rights for any products developed under the terms of the agreement. Through December 31, 2006, the Company received from Novo Nordisk $150.1 million in product development and milestone payments and, of this amount, the Company has recognized all of these funds as contract revenues. Under the terms of the development agreement in effect at December 31, 2005 between the Company and Novo Nordisk, prior to completion of the restructuring transaction noted below, Novo Nordisk was to fund all product development costs incurred by the Company under the terms of the agreement, and the Company was to be the initial manufacturer of the product and was to receive a share of the overall gross profits resulting from Novo Nordisk’s sales of the product while Novo Nordisk and the Company agreed to co-fund final development of the AERx device.

January 2005 Restructuring

On January 26, 2005, the Company completed a restructuring of its AERx iDMS program, pursuant to a restructuring agreement entered into with Novo Nordisk and NNDT, a newly created wholly owned subsidiary of Novo Nordisk. Under the terms of the restructuring agreement the Company sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to NNDT for $55.3 million, of which the Company received net proceeds of $51.3 million after applying a refund of cost advances of $4.0 million previously made by Novo Nordisk. The Company’s expenses related to this transaction for legal and other consulting costs were $1.1 million. In connection with the restructuring transaction, the Company entered into various related agreements with Novo Nordisk and NNDT, effective January 26, 2005, including the following:

•	an amended and restated license agreement amending the Development and License Agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties that will rise to an average of five percent or higher by the fifth year after commercialization to the Company on future AERx iDMS net sales; and

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and dosage forms filled with compounds provided by the Company in support of preclinical and initial clinical development by the Company of other AERx products.

As a result of the restructuring transaction, contract revenue from the Company’s development agreement with Novo Nordisk ceased in January 2005. The Company received $59,000 related to its iDMS consulting arrangement

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

with Novo Nordisk in 2006. For the years ended December 31, 2005 and 2004, the Company recognized contract revenues of $8.0 million and $27.0 million, respectively.

Significant payments from collaborators, contract and milestone revenues and deferred revenue are as follows (amounts in thousands):

	December 31,
	2006	2005	2004

Deferred revenue — beginning balance	$222	$11,491	$12,931
Payments:
Novo Nordisk	59	727	25,373
Other collaborator-funded programs	4,524	2,530	1,232

Total payments	4,583	3,257	26,605

Contract revenues recognized:
Novo Nordisk	59	8,013	26,999
Other collaborator-funded programs	4,746	2,494	1,046

Total contract revenues recognized	4,805	10,507	28,045

Deferred revenue at December 31, 2004 recognized on January 26, 2005 as payment for assets pursuant to the restructuring agreement with Novo Nordisk	—	4,019	—

Deferred revenue — ending balance	—	222	11,491
Less: non-current portion of deferred revenue	—	—	(3,966)

Current portion of deferred revenue	$—	$222	$7,525

The Company receives revenues from other collaborator-funded programs. These programs are generally early-stage feasibility programs and may not necessarily develop into long-term development agreements with the collaborators.

July 2006 Restructuring

On July 3, 2006, the Company and Novo Nordisk A/ S entered into a Second Amended and Restated License Agreement (the “License Agreement”) to reflect: (i) the transfer by the Company of certain intellectual property, including all right, title and interest to its patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by the Company for a cash payment to the Company of $12.0 million, with the Company retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to the Company for a cash payment to the Company of $8.0 million; and (iii) a loan to the Company in the principal amount of $7.5 million.

The $12.0 million and the $8.0 million are included in gain on sale of patent and royalty interest line item in the accompanying statements of operations for the year ended December 31, 2006. The loan bears interest accruing at 5% per annum and the principal along with the accrued interest is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The loan is secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the License Agreement.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Securities Purchase Agreements

In 1998, the Company raised $5.0 million through the sale of common stock to Novo Nordisk at a 25% premium to the market price. In June 2001, the Company raised an additional $5.0 million through the sale of common stock to Novo Nordisk at the market price. In October 2001, the Company entered into a new common stock purchase agreement with Novo Nordisk Pharmaceuticals. Under the new agreement, Novo Nordisk Pharmaceuticals committed to purchase up to $45.0 million of the Company’s common stock at fair market value specified in the agreement, of which $20.0 million was invested initially. In July 2002, the Company raised $5.0 million through the sale of common stock to Novo Nordisk Pharmaceuticals under the terms of the agreement. Since the inception of the collaboration in June 1998 through December 31, 2006, the Company raised $35.0 million through the sale of common stock to Novo Nordisk.

In connection with the July 2002 restructuring transaction, the Company entered into an amendment of the common stock purchase agreement in place with Novo Nordisk, deleting the provisions whereby the Company can require Novo Nordisk to purchase certain amounts of common stock and imposing certain restriction on the ability of Novo Nordisk to sell shares of the Company’s common stock that it holds.

9.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes.

Significant components of the Company’s deferred tax assets are as follows (amounts in thousands):

	December 31,
	2006	2005

Net operating loss carry forward	$96,000	$91,800
Deferred revenue	—	100
Research and development credits	19,600	14,400
Capitalized research and development	3,900	3,100
Other	1,100	1,300

Total deferred tax assets	120,600	110,700
Valuation allowance	(120,600)	(110,700)

Net deferred tax assets	$—	$—

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been recorded for all deferred tax assets at December 31, 2006 and 2005. The valuation allowance increased for each of the years ended December 31 by $9.9 million for 2006, $8.9 million for 2005, and $13.2 million for 2004.

As of December 31, 2006, the Company had federal net operating loss carry forwards of approximately $250.3 million and federal research and development tax credits of approximately $13.4 million, which expire in the years 2006 through 2026.

As of December 31, 2006, the Company had California net operating loss carry forwards of approximately $146.6 million, which expire in the years 2007 through 2016, and California research and development tax credits of approximately $8.7 million, which do not expire, and California Manufacturer’s Investment Credit of approximately $904,000, which expire in the years 2006 through 2013.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Approximately $42,000 of the federal and state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

Utilization of net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, in the event of a change in the Company’s ownership, as defined in Section 382. The Company has not performed this ownership analysis; however, it is possible that there has been a “Section 382” change in ownership, which would limit the amount of net operating loss available to be used in future years.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carry forwards could be limited.

10.	Restructuring and Asset Impairment

On May 15, 2006, the Company announced the implementation of a strategic restructuring of its business operations to focus resources on advancing the current product pipeline and developing products focused on respiratory disease, leveraging the Company’s core expertise and intellectual property. The Company recorded an initial charge of $1.3 million. The Company accounted for the restructuring activity in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal. The restructuring included a reduction in force of 36 employees, the majority of which were research personnel. On August 25, 2006, the Company recorded an additional restructuring charge of $566,000 in severance expense related to the termination of employment of V. Bryan Lawlis, the Company’s former President and Chief Executive Officer, and Bobba Venkatadri, the Company’s former Senior Vice President of Operations, offset by a reduction of previously recognized severance costs of $233,000 related to the departure of employees in connection with the sale of Intraject-related assets to Zogenix. On October 20, 2006 the Company identified additional redundant positions affecting five employees and recorded severance costs of $268,000. The Company recorded net restructuring charges of $1.9 million for the year ended December 31, 2006 which is included in the restructuring and asset impairment expense line item on the accompanying statement of operations. The Company expects to pay the severance-related expenses in full by the end of 2007. The accrual for employee related expenses is included in accrued compensation in the accompanying balance sheet as of December 31, 2006.

The Company recorded a non-cash impairment charge of $4.0 million which was incurred to write down its Intraject-related assets to their net realizable value. The net realizable value did not include any potential future contingent milestones or royalties. The Company sold these assets to Zogenix in 2006 for an initial payment of $4.0 million and recorded an additional impairment charge of $14,000 (See note 12). The following table summarizes the Company’s restructuring and asset impairment expenses in 2006 (in thousands):

					Balance at
	Non-Cash	Restructuring			December 31,
Type of Liability	Impairment	Charges	Adjustments	Payments	2006

Year ended December 31, 2006
Severance and related benefits	$—	$2,134	$(233)	$(1,185)	$716
Out-placement services	—	88	—	(52)	36
Impairment on Intraject-related assets	4,014	—	—	—	—

	$4,014	$2,222	$(233)	$(1,237)	$752

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Sale of Intraject-Related Assets

In August 2006, the Company sold all of its assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, Inc., a newly created private company that has some officers who were former officers of Aradigm. Zogenix is responsible for further development and commercialization efforts of Intraject. The Company recorded a non-cash impairment charge of $4.0 million in 2006, which was incurred to write down its Intraject-related assets to their net realizable value. The Company sold these assets for a $4.0 million initial payment and will be entitled to a milestone payment upon initial commercialization and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology. The net book value of these assets at the time of sale was $4.0 million. The net realizable value did not include any potential future contingent milestones or royalties.

In connection with the sale of its Intraject platform, the Company entered into an agreement with Zogenix for transitional support through December 31, 2006. The Company is to be reimbursed for the provision of consulting services, information technology and document control support and office facilities. The Company recorded revenues of $869,000 from Zogenix in 2006.

12.	Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Contract and license revenues	$1,073	$1,807	$1,126	$807
Operating expenses:
Research and development	6,740	6,357	4,547	4,554
General and administrative	2,853	2,685	3,514	1,665
Restructuring and asset impairment	—	5,370	347	286

Total expenses	9,593	14,412	8,408	6,505

Loss from operations	(8,520)	(12,605)	(7,282)	(5,698)
Gain on sale of patent and royalty interest (to related parties)	—	—	20,000	—
Interest income	245	135	459	412
Interest expense	(3)	(3)	(95)	(96)
Other income (expense)	(7)	40	(7)	(3)

Net loss	$(8,285)	$(12,433)	$13,075	$(5,385)

Basic net income (loss) per common share	$(0.57)	$(0.85)	$0.89	$(0.37)

Diluted net income (loss) per common share	$(0.57)	$(0.85)	$0.82	$(0.37)

Shares used in computing basic net income (loss) per common share	14,563	14,656	14,660	14,531

Shares used in computing diluted net income (loss) per common share	14,563	14,656	15,982	14,531

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Contract and license revenues	$7,714	$1,212	$719	$862
Operating expenses:
Research and development	7,070	7,317	6,471	9,316
General and administrative	3,235	2,713	2,326	2,621

Total expenses	10,305	10,030	8,797	11,937

Loss from operations	(2,591)	(8,818)	(8,078)	(11,075)
Interest income	288	350	342	337
Interest expense	—	—	—	(6)
Other income (expense)	(37)	(8)	8	73

Net loss	$(2,340)	$(8,476)	$(7,728)	$(10,671)

Basic and diluted net loss per common share	$(0.16)	$(0.58)	$(0.53)	$(0.73)

Shares used in computing basic and diluted net loss per common share	14,459	14,512	14,518	14,563

13.	Subsequent Events

Public Offering of Common Shares

On January 30, 2007, the Company received $33.9 million from the closing of its public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.3 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock has been converted to 1,235,701 shares of common stock, and no liquidation preference or other preferential rights remain.

The unaudited pro forma balance sheet information in the accompanying balance sheet is provided as a result of the significant changes in the Company’s capital structure subsequent to the balance sheet date and assumes the transactions noted above that were completed subsequent to December 31, 2006 had occurred as of December 31, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures:  Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The information required by this Item concerning our directors and executive officers is set forth in Part I of this Annual Report.

Audit Committee Information

The Audit Committee of the Board oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K and our quarterly financial statements; and discusses with management and the independent auditors the results of the annual audit. The Audit Committee held seven meetings during the fiscal year. Currently, three directors comprise the Audit Committee: Messrs. Barker, Jaeger and V. Thompson. The Audit Committee has adopted a written Audit Committee Charter.

The Board annually reviews the SEC listing standards definition of independence for Audit Committee members and has determined that Mr. Jaeger qualifies as an “audit committee financial expert,” as defined in applicable rules of the SEC. The Board made a qualitative assessment of Mr. Jaeger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a Chief Financial Officer for public reporting companies.

Section 16(a) Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and, if applicable, written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, other than two Forms 4 that were filed late (one for Mr. Siebert and one for Dr. Bryan Lawlis, our former Chief Executive Officer).

Code of Conduct and Ethics

We have adopted the Aradigm Corporation Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.aradigm.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation

The policies of the Compensation Committee, or the Committee, with respect to the compensation of executive officers, including the Chief Executive Officer, or CEO, are designed to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the Committee recommends executive compensation packages to our board of directors that are based on a mix of salary, bonus and equity awards. Although the Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, our executives’ compensation packages have more recently reflected an increased focus on performance and equity-based compensation, as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation are the most important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Overall, we seek to provide total compensation packages that are competitive in terms of total potential value to our executives, and that are tailored to the unique characteristics of our company in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry.

Benchmarking of Cash and Equity Compensation

The Committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the life sciences industry. In early 2006 the Committee commissioned a study conducted by an outside consulting firm that specializes in executive compensation. This study reviewed the cash and equity compensation practices of 19 publicly held companies in the life sciences industry. These companies were chosen for inclusion in the study based on certain business characteristics similar to ours, including revenues, stage of development, employee headcount and market capitalization. In addition to benchmarking studies, the Committee has historically taken into account input from other sources, including input from other independent members of the board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

The Committee intends to retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.

Compensation Components

Base Salary.  Generally, we believe that executive base salaries should be set near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. We believe that maintaining base salary amounts at or near the industry median minimizes competitive disadvantage while avoiding paying amounts in excess of what we believe to be necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, and the Committee and board will seek to adjust base salary amounts to realign such salaries with median market levels after taking into account individual responsibilities, performance and experience.

For 2006, the average increase in the salaries of the executive officers, including the CEO, from 2005 salaries was 4%. For 2007, base salaries for executives will not be increased from their 2006 levels.

Annual Executive Bonus Plan.  In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Near the beginning of each year, the board, upon the recommendation of the Committee and subject to any applicable employment agreement, determines a target bonus amount for each executive. The target percentages are set at levels that, upon achievement of 100% of the target percentage, are likely to result in bonus payments that the Committee believes to be at or near the median for target bonus amounts for comparable companies and that, upon achievement beyond target, can result in bonuses of up to 150% of that amount. The Committee then reviews a detailed set of overall corporate performance goals prepared by management that are intended to apply to the executives’ bonus awards and, with some distinctions, to the bonus awards for all of our other employees. The Committee then works with management to develop final corporate performance goals that are set at a level the Committee believes management can reasonably achieve with hard work over the next year.

At the end of each year, the board, upon the recommendation of the Committee, determines the level of achievement for each corporate goal and awards credit for the achievement of goals as a percentage of the target bonus. Final determinations as to bonus levels are then based on the achievement of these corporate goals, which are the same for all executives, as well as our assessment as to the overall success of our company and the development of our business. Actual bonuses are paid to the executives at the end of each fiscal year and may be above or below target bonus levels, at the discretion of the board. Bonus payments under our annual bonus plan are contingent on continued employment with the company at the end of the year.

In March 2006, the board, upon recommendation of the Committee, established target bonus awards (as a percentage of base salary) of 50% for Dr. V. Bryan Lawlis, our former CEO, and 40% for Mr. Chesterman, Dr. Otulana, Dr. Stephen J. Farr, our former Senior Vice President and Chief Scientific Officer, and Mr. Bobba Venkatadri, our former Senior Vice President of Operations. Upon Dr. Gonda’s appointment as our CEO in August 2006, pursuant to the terms of his employment offer letter, the board set his target bonus at 33% of his prorated 2006 salary. In 2006, the corporate goals identified by the Committee and the board included meeting various objectives relating generally to the development and progression of existing product candidates and collaborations, establishing new collaborative arrangements, developing our supply chain and successfully securing funding and managing expense levels.

In December 2006, the Committee and board determined that applicable corporate performance goals that were achieved in 2006 merited a bonus award of 79% of the target bonus award for executive officers. However, based on the overall development of our business in 2006, the Committee and board decided to apply a discretionary discount and awarded the executive officers reduced bonuses of $22,364 to Dr. Gonda, $48,202 to Mr. Chesterman and $45,352 to Dr. Otulana. The bonus awards were 20%, 16% and 16% of the 2006 salary paid to Dr. Gonda, Mr. Chesterman and Dr. Otulana, respectively. The board also indicated to management that it would consider awarding additional discretionary bonuses to the executive officers upon successful completion of our follow-on public offering. In February 2007, the board, upon recommendation of the Committee, approved one-time discretionary bonuses for our executives in the following amounts: $50,000 for Dr. Gonda and $78,000 for each of Mr. Chesterman and Dr. Otulana. Dr. Gonda’s bonus award is based on the prorated salary for the portion of 2006 during which Dr. Gonda served as our CEO. Drs. Lawlis and Farr and Mr. Venkatadri did not receive 2006 bonuses as they were not serving as officers at the end of 2006.

In February 2007, the board, upon recommendation of the Committee, established 2007 target bonus awards (as a percentage of base salary) of 50% for Dr. Gonda and 40% for Mr. Chesterman and Dr. Otulana. 2007 bonus awards will again be capped at 150% of the target award, based on maximum goal achievement. The board, upon recommendation of the Committee, also approved performance goals with respect to bonuses under the 2007 Executive Bonus Plan. In 2007, half of the executives’ bonus awards will be earned based on the achievement of specified corporate performance goals, including meeting various objectives relating generally to the development and progression of existing product candidates and collaborations, establishing new programs and collaborative arrangements and managing expense levels. The remaining half of the executives’ bonus awards will be earned based on our common stock achieving specified price targets by the end of the year. If our common stock closes at between $1.19 and $1.42 per share (equal to approximately 125% and 150% of the offering price in our recently completed follow-on public offering), each executive officer will earn his target bonus with respect to that portion of the bonus, and if our common stock closes at or above $1.43 per share (equal to approximately 150% of the offering price in our recently completed follow-on public offering), each executive officer will earn 150% of his target bonus with respect to that portion of the bonus. Actual bonus payments under the 2007 Executive Bonus Plan will be paid at the end of the year and may be above or below the target bonus levels, at the discretion of the board and the Committee.

Equity Awards.  We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our shareholders and with our long-term success. The Committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies.

We grant equity awards through our 2005 Equity Incentive Plan, which was adopted by our board and shareholders to permit the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other stock-based awards to our officers, directors, scientific advisory board members, employees and consultants. All of our employees, directors, scientific advisory board members and consultants are eligible to participate in the 2005 Equity Incentive Plan. The material terms of the 2005 Equity Incentive Plan are further described in note 6 to our financial statements included elsewhere in this Annual Report.

In March 2006, we issued to Dr. Lawlis, Mr. Chesterman, Dr. Otulana, Dr. Farr and Mr. Venkatadri options to purchase up to 150,000, 80,000, 60,000, 60,000 and 40,000 shares of our common stock, respectively. In June 2006, we issued to each of Mr. Chesterman and Dr. Otulana an option to purchase up to 300,000 shares of our common stock. Upon Dr. Gonda’s appointment as our CEO in August 2006, we granted to Dr. Gonda an option to purchase up to 500,000 shares of our common stock. All options we granted have an exercise price equal to the fair market of our common stock on the date of grant.

In addition, in October 2006, as provided in Dr. Gonda’s employment offer letter, we agreed to pay to Dr. Gonda a stock bonus of up to 100,000 shares of our common stock to be earned based on our common stock price reaching certain price targets after each of the first two years of his employment as more fully described below in the section entitled “2006 Grants of Plan-based Awards.” We believe this award structure is consistent with our approach of providing significant equity-based compensation to our executives in order to align our executives’ interests with those of our shareholders.

For 2007, the Committee has yet to consider whether to grant additional equity awards to our executives.

Severance Benefits.  We have adopted an Executive Officer Severance Plan and have entered into change of control agreements with each of our executive officers, the terms of which are more described below in the section entitled “Potential Payments Upon Termination or Change in Control.” We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

Other Compensation.  All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

The following table sets forth information regarding compensation earned in 2006 by our CEO, our Chief Financial Officer, our Chief Medical Officer, our former CEO and two other former executive officers who would have been among the five most highly compensated executives if they had been employed at the end of the fiscal year (these individuals are collectively referred to as our “named executive officers”):

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards(1)	Compensation(2)	Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)

Igor Gonda, Ph.D.(3)	2006	113,230	100,000	20,340	68,942	22,363	50,966	375,841
President and Chief Executive Officer
Thomas C. Chesterman	2006	305,076	—	—	202,471	48,202	28,596	584,291
Senior Vice President and Chief Financial Officer
Babatunde A. Otulana, M.D.	2006	287,038	—	—	183,319	45,352	22,980	538,689
Senior Vice President of Development and Chief Medical Officer
Former Executive Officers
V. Bryan Lawlis, Jr., Ph.D.(4)	2006	274,139	—	—	259,936	—	452,393	986,468
Former President and Chief Executive Officer
Stephen J. Farr, Ph.D.(5)	2006	210,000	—	—	163,357	—	167,456	540,813
Former Senior Vice President and Chief Scientific Officer
Bobba Venkatadri(6)	2006	260,089	—	—	141,237	—	379,339	780,665
Former Senior Vice President of Operations

(1)	The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed in note 1 to our financial statements included elsewhere in this prospectus.

(2)	Each executive officer employed at the end of 2006 received a cash bonus for achievement of certain corporate and personal goals pursuant to our 2006 Executive Bonus Plan.

(3)	Dr. Gonda commenced his employment with us on August 10, 2006. Dr. Gonda’s bonus reflects a $100,000 signing bonus for accepting his offer of employment. Dr. Gonda also received a stock bonus award for up to 100,000 shares of our common stock. We valued Dr. Gonda’s stock bonus on a Monte-Carlo simulation due to the path-dependency of the award. We believe that the Monte-Carlo simulation provides a more precise estimate for the grant date fair value of a market-based equity award as the simulation allows for vesting throughout the vesting period. In accordance with Securities and Exchange Commission regulations, the cost reflected in the table above only includes the portion of the award’s value that was amortized for 2006. Dr. Gonda’s compensation includes $21,000 in director fees and options expense of $2,485 that were both attributable to his services as a director prior to his appointment as our CEO in August 2006. Dr. Gonda has not received any additional compensation for his services as a director since he was appointed CEO in August 2006.

(4)	Dr. Lawlis ceased serving as our CEO on August 10, 2006.

(5)	Dr. Farr ceased serving as an executive officer on June 16, 2006.

(6)	Mr. Venkatadri ceased serving as an executive officer on September 15, 2006.

All Other Compensation in the summary compensation table above includes the following components:

					Life	401(k)	Employee
		Club	Health Care	Moving	Insurance	Matching	Stock	Director	Severance
		Memberships	Contribution	Allowance	Premiums	Contributions	Purchase	Fees	Benefits	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)

Igor Gonda, Ph.D.	2006	350	3,386	23,304	595	2,331	—	21,000	—	50,966
Thomas C. Chesterman	2006	350	14,855	—	1,707	9,065	2,618	—	—	28,596
Babatunde A. Otulana, M.D.	2006	350	14,855	—	1,613	6,163	—	—	—	22,980
Former Executive Officers
V. Bryan Lawlis, Jr., Ph.D.	2006	—	6,585	—	1,172	7,000	—	—	437,636	452,393
Stephen J. Farr, Ph.D.	2006	300	7,427	—	872	4,643	—	—	154,214	167,456
Bobba Venkatadri	2006	300	7,230	—	1,184	5,344	—	—	365,281	379,339

2006 Grants of Plan-Based Awards

The following table sets forth information regarding plan-based awards to our named executive officers in 2006:

							All Other
							Option		Grant
			Estimated Future		Estimated Future		Awards:	Exercise	Date Fair
			Payouts Under Non-		Payouts Under		Number of	or Base	Value of
			Equity Incentive		Equity Incentive		Securities	Price of	Stock and
			Plan Awards(1)		Plan Awards(2)		Underlying	Option	Option
	Grant	Approval	Target	Maximum	Target	Maximum	Options	Awards	Awards(3)
Name	Date	Date	($)	($)	(#)	(#)	(#)	($/sh)	($)

Igor Gonda, Ph.D.	5/18/2006	5/18/2006	—	—	—	—	4,000	1.52	3,996
	8/10/2006	8/8/2006	37,743	56,615	—	—	—	—	—
	8/10/2006	8/8/2006	—	—	—	—	500,000	1.87	621,500
	10/4/2006	10/4/2006	—	—	100,000	100,000	—	—	94,000
Thomas C. Chesterman	3/7/2006	3/2/2006	122,031	183,046	—	—	—	—	—
	3/7/2006	3/2/2006	—	—	—	—	80,000	3.77	198,032
	6/27/2006	6/27/2006	—	—	—	—	300,000	1.29	255,660
Babatunde A. Otulana, M.D.	3/7/2006	3/2/2006	114,815	172,223	—	—	—	—	—
	3/7/2006	3/2/2006	—	—	—	—	60,000	3.77	148,524
	6/8/2006	6/8/2006	—	—	—	—	300,000	1.70	334,650
Former Executive Officers
V. Bryan Lawlis, Jr., Ph.D.	3/7/2006	3/2/2006	157,500	236,250	—	—	—	—	—
	3/7/2006	3/2/2006	—	—	—	—	150,000	3.77	371,310
Stephen J. Farr, Ph.D.	3/7/2006	3/2/2006	119,524	179,286	—	—	—	—	—
	3/7/2006	3/2/2006	—	—	—	—	60,000	3.77	148,524
Bobba Venkatadri	3/7/2006	3/2/2006	112,692	169,038	—	—	—	—	—
	3/7/2006	3/2/2006	—	—	—	—	40,000	3.77	99,016

(1)	Reflects each executive officer’s participation in our 2006 Executive Bonus Plan. The amount of bonus actually paid under the plan is reflected in the summary compensation table above.

(2)	Reflects a stock bonus award for up to 100,000 shares of our common stock granted to Dr. Gonda. Dr. Gonda will earn half of the shares underlying his award if the average closing price of our common stock between June 9, 2007 and August 9, 2007 is 120% of the average closing price between June 9, 2006 and August 9, 2006 and he will earn the other half of the shares underlying his award if the average closing price of our common stock between June 9, 2008 and August 9, 2008 is 125% of the greater of (i) the average closing price between June 9, 2006 and August 9, 2006 or (ii) the average closing price between June 9, 2007 and August 9, 2007. In addition, if the average closing price of our common stock between June 9, 2008 and August 9, 2008 is 150% of the average closing price between June 9, 2006 and August 9, 2006, Dr. Gonda will be entitled to receive the full award of 100,000 share notwithstanding either of the first two price targets being achieved. If we undergo a change in control on or prior to August 9, 2008, Dr. Gonda, will earn the full 100,000 shares underlying the award if our shareholders receive consideration in the transaction that reflects at least a 15% return per annum from the average closing price of our common stock between June 9, 2006 and August 9, 2006. If we terminate Dr. Gonda’s employment without cause between August 10, 2007 and August 9, 2008 and Dr. Gonda had previously received the first half of his bonus award, he will be entitled to receive the second half of the bonus award upon his termination. In no event will the value of the shares awarded to Dr. Gonda under the bonus award exceed $1,000,000.

(3)	The method of and assumptions used to calculate the value of options granted to our named executive officers is discussed in note 1 to our Financial Statements included elsewhere in this prospectus. We valued Dr. Gonda’s stock bonus on a Monte-Carlo simulation due to the path-dependency of the award. We believe that the Monte-Carlo simulation provides a more precise estimate for the grant date fair value of a market-based equity award as the simulation allows for vesting throughout the vesting period.

Outstanding Equity Awards At December 31, 2006

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006:

		Option Awards				Stock Awards
							Market or
						Number of	Payout Value
						Unearned	of Unearned
						Shares, Units	Shares, Units
		Number of Securities				or Other	or Other
		Underlying Unexercised		Option		Rights That	Rights That
		Options		Exercise	Option	Have Not	Have Not
		Exercisable	Unexercisable	Price(1)	Expiration	Vested	Vested
Name		(#)	(#)	($)	Date	(#)	($)

Igor Gonda, Ph.D.	(2)	—	—	—	—	100,000	94,000
	(3)	—	500,000	1.87	08/10/2016	—	—
	(4)	2,000	2,000	1.52	05/18/2016	—	—
		4,000	—	5.30	05/19/2015	—	—
		4,000	—	5.30	05/20/2014	—	—
		2,000	—	5.30	05/13/2014	—	—
		4,000	—	6.50	05/15/2013	—	—
		4,000	—	4.75	02/19/2013	—	—
		2,000	—	17.25	05/21/2012	—	—
		4,000	—	17.15	05/17/2012	—	—
		3,000	—	24.10	02/11/2012	—	—
Thomas C. Chesterman	(5)	37,500	262,500	1.29	06/27/2016	—	—
	(6)	—	80,000	3.77	03/07/2016	—	—
	(6)	15,312	19,688	5.90	02/22/2015	—	—
	(6)	13,061	5,939	12.00	02/27/2014	—	—
	(5)	6,562	438	4.75	02/19/2013	—	—
		30,000	—	13.00	09/05/2012	—	—
Babatunde A. Otulana, M.D.	(5)	37,500	262,500	1.70	06/08/2016	—	—
	(6)	—	60,000	3.77	03/07/2016	—	—
	(6)	10,936	14,064	5.90	02/22/2015	—	—
	(6)	15,123	6,877	12.00	02/27/2014	—	—
	(5)	9,375	625	4.75	02/19/2013	—	—
		26,000	—	24.10	02/11/2012	—	—
		8,000	—	17.20	09/20/2011	—	—
		12,000	—	30.00	03/15/2011	—	—
		8,000	—	112.50	02/15/2010	—	—
		3,000	—	35.00	05/21/2009	—	—
		3,000	—	60.00	02/02/2009	—	—
		2,000	—	61.25	03/30/2008	—	—
		11,000	—	64.38	10/21/2007	—	—
V. Bryan Lawlis, Jr., Ph.D.		9,420	—	5.90	02/22/2015	—	—
		23,437	—	12.00	02/27/2014	—	—
Stephen J. Farr, Ph.D.		—	—	—	—	—	—
Bobba Venkatadri		—	—	—	—	—	—

(1)	Represents the fair market value of a share of our common stock on the grant date of the option.

(2)	The stock bonus award vests as described in the section above entitled “2006 Grants of Plan-based Awards.”

(3)	The option vests over four years with 1/4 of the shares of underlying common stock vesting on the first anniversary of the grant date and 1/48 of the shares of underlying common stock vesting each month thereafter.

(4)	The option vests over one year with 1/4 of the shares of underlying common stock vesting every three months from the grant date.

(5)	The option vests over four years with 1/16 of the shares of underlying common stock vesting every three months from the grant date.

(6)	The option vests over four years with 1/4 of the shares of underlying common stock vesting on the first anniversary of the grant date and 1/16 of the shares of underlying common stock vesting every three months thereafter.

2006 Option Exercises and Stock Vested

None of our named executive officers exercised options or had shares of stock vest in 2006.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. The Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if the Committee determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. The Committee may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if the Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2006:

				Termination Without
				Cause or
				Constructive
		Termination Without		Termination
		Cause Prior to a	Change in	Following a Change
		Change in Control	Control	in Control
Name	Benefit	($)	($)	($)

Igor Gonda, Ph.D.	Salary	320,000	—	640,000
	Bonus	114,032	—	228,064
	Option acceleration	—	—	562,180
	Stock bonus acceleration(1)	—	90,000	90,000
	Benefits continuation	12,539	—	25,078
	Career transition assistance	—	—	20,000
	Total value:	446,571	90,000	1,565,322
Thomas C. Chesterman	Salary	306,000	—	459,000
	Bonus	87,234	—	130,851
	Option acceleration	—	—	482,388
	Benefits continuation	18,906	—	28,360
	Career transition assistance	—	—	10,000
	Total value:	412,140	—	1,110,599
Babatunde A. Otulana, M.D.	Salary	289,000	—	433,500
	Bonus	82,388	—	123,582
	Option acceleration	—	—	497,583
	Benefits continuation	18,906	—	28,360
	Career transition assistance	—	—	10,000
	Total value:	390,294	—	1,093,025

(1)	The value of Dr. Gonda’s stock bonus is calculated using a value of $0.90 per share of common stock, which was the last reported closing sale price of our common stock prior to December 31, 2006. Dr. Gonda is only entitled to acceleration of his stock bonus upon a change in control if our shareholders receive consideration in the transaction that reflects at least a 15% return per annum from the average closing price of our common stock between June 9, 2006 and August 9, 2006.

Termination without cause prior to a change in control.  If any of our executives is terminated by us without cause prior to a change in control, upon executing a general release and waiver, such executive is entitled to receive (less applicable withholding taxes) in a lump sum payment or in installments, at our discretion:

•	an amount equal to such executive’s annual base salary;

•	an amount equal to such executive’s current target bonus multiplied by the average annual percentage achievement of corporate goals for the three complete fiscal years preceding the termination date; and

•	continuation of such executive’s health insurance benefits for 12 months.

In addition, if we terminate Dr. Gonda’s employment without cause between August 10, 2007 and August 9, 2008 and he received the initial 50,000 shares of his stock bonus award on August 9, 2007, he will be entitled to receive the remaining 50,000 unvested shares of his stock bonus award.

Termination without cause or constructive termination following a change in control.  If any of our executives is terminated by us without cause or constructively terminated (which includes a material reduction in title or duties, a material reduction in salary or benefits or a relocation of 50 miles or more) during the 18-month period following a change in control, upon executing a general release and waiver, such executive is entitled to receive (less applicable withholding taxes):

•	a lump sum payment equal to such executive’s annual base salary multiplied by two, in the case of Dr. Gonda, and one and one-half, in the case of Mr. Chesterman and Dr. Otulana;

•	a lump sum payment equal to such executive’s current target bonus multiplied by (i) the average annual percentage achievement of corporate goals for the three complete fiscal years preceding the termination date and (ii) two, in the case of Dr. Gonda, and one and one-half, in the case of Mr. Chesterman and Dr. Otulana;

•	continuation of such executive’s health insurance benefits for 24 months, in the case of Dr. Gonda, and 18 months, in the case of Mr. Chesterman and Dr. Otulana;

•	reimbursement of actual career transition assistance (outplacement services) incurred by such executive within six months of termination in an amount up to $20,000, in the case of Dr. Gonda, and $10,000, in the case of Mr. Chesterman and Dr. Otulana; and

•	acceleration of vesting of any stock options or restricted stock awards that remain unvested as of the date of such executive’s termination.

Compensation Committee Interlocks and Insider Participation

During the 2006 fiscal year, the Committee initially consisted of Messrs. Jaeger and V. Thompson and Dr. Gonda. Dr. Gonda had previously served as an officer from October 1995 until December 2001. Dr. Gonda stepped down from the Compensation Committee after his appointment as our CEO and was replaced by Mr. Barker. No interlocking relationship exists between our board or the Committee and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Report of the Compensation Committee

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Aradigm Corporation
Compensation Committee:

Frank H. Barker
Stephen O. Jaeger
Virgil D. Thompson

In February, 2007, John M. Siebert was appointed to the Compensation Committee, replacing Frank H. Barker.

Non-Employee Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006:

	Fees
	Earned or
	Paid in	Option
	Cash	Awards(1)	Total
Name	($)	($)	($)

Frank H. Barker(2)	39,500	12,266	51,766
Igor Gonda(3)	21,000	2,485	23,485
Stephen O. Jaeger(4)	45,750	12,266	58,016
John Nehra(5)	8,500	5,626	14,126
Wayne Roe(6)	10,000	5,626	15,626
John M. Siebert(7)	4,810	3,165	7,975
Richard Thompson(8)	10,000	213,333	223,333
Virgil D. Thompson(9)	68,250	20,889	89,139

(1)	The method of and assumptions used to calculate the value of the options granted to our directors is discussed in note 1 to our financial statements included elsewhere in this prospectus.

(2)	Mr. Barker owns options to purchase up to 54,043 shares of our common stock as of December 31, 2006, of which 36,043 shares are vested as of December 31, 2006.

(3)	Represents compensation received by Dr. Gonda in 2006 for services as a director prior to his appointment as our CEO in August 2006. Dr. Gonda did not receive compensation for his services as a director after he was appointed as our CEO. Dr. Gonda owns options to purchase up to 551,809 shares of our common stock as of December 31, 2006, of which 49,809 shares are vested as of December 31, 2006.

(4)	Mr. Jaeger owns options to purchase up to 32,000 shares of our common stock as of December 31, 2006, of which 14,000 shares are vested as of December 31, 2006.

(5)	Mr. Nehra did not stand for re-election to our board of directors at the 2006 Annual Meeting of Shareholders. Mr. Nehra did not own any outstanding options as of December 31, 2006.

(6)	Mr. Roe did not stand for re-election to our board of directors at the 2006 Annual Meeting of Shareholders. Mr. Roe did not own any outstanding options as of December 31, 2006.

(7)	Dr. Siebert joined our board in November 2006. The fees paid to him represent a pro-rated portion of his retainer for the period during which he served as a director. Dr. Siebert owns options to purchase up to 30,000 shares of our common stock as of December 31, 2006, of which no shares are vested as of December 31, 2006.

(8)	Mr. R. Thompson did not stand for re-election to our board of directors at the 2006 Annual Meeting of Shareholders. Mr. R. Thompson’s option awards includes option expense related to the options that were granted when he previously served as our CEO. Mr. R. Thompson did not own any outstanding options as of December 31, 2006.

(9)	Mr. V. Thompson owns options to purchase up to 87,600 shares of our common stock as of December 31, 2006, of which 54,600 shares are vested as of December 31, 2006.

In 2007, the Chairman of the Board will receive an annual retainer of $50,000 and all other non-employee directors will receive an annual cash retainer of $30,000. Board members also receive additional annual retainers for serving on board committees. The additional annual retainer for the Chairman of the Audit Committee will be $15,000 and the additional annual retainer for all other members of the Audit Committee will be $5,000. The additional annual retainer for the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee will be $10,000 and the additional annual retainer for all other members will be $5,000. The board retainer covers six meetings in a year and, if exceeded, the Chairman of the Board will receive $1,500 for each additional meeting and the other board members will receive $1,000 for each additional meeting. If the number of meetings in a year for any given committee exceeds four, the chairman of the committee will receive $1,500 for each additional meeting and the other committee members will receive $1,000 for each additional meeting. Our directors are also entitled to receive reimbursement of reasonable out-of-pocket expenses incurred by them to attend board meetings.

In addition to the cash compensation, each non-employee director will be granted an annual stock option award. Each non-employee director will automatically receive an option to purchase up to 30,000 shares of our common stock upon election to the board. The Chairman of the Board will be granted automatically an option to purchase up to 35,000 shares of our common stock upon re-election to the board and the other members of the board will be granted automatically an option to purchase up to 20,000 shares of our common stock upon re-election to the board.

Limitation of Liability of Officers and Directors and Indemnification

Our articles of incorporation and bylaws include provisions to (i) eliminate the personal liability of our directors for monetary damages resulting from breaches of their fiduciary duty, to the extent permitted by California law and (ii) permit us to indemnify our directors and officers, employees and other agents to the fullest extent permitted by the California Corporations Code. Pursuant to Section 317 of the California Corporations Code, a corporation generally has the power to indemnify its present and former directors, officers, employees and agents against any expenses incurred by them in connection with any suit to which they are, or are threatened to be made, a party by reason of their serving in such positions so long as they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of a corporation and, with respect to any criminal action, they had no reasonable cause to believe their conduct was unlawful. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers. These provisions do not eliminate liability for breach of the directors’ duty of loyalty to us or our shareholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director derived an improper personal benefit or for any willful or negligent payment of any unlawful dividend.

We have entered into indemnification agreements with certain officers, including each of our named executive officers, and each of our directors that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements such officer or director may be required to pay in actions or proceedings to which such officer or director is or may be made a party by reason of such officer’s or director’s position as an officer, director or other agent of us, and otherwise to the full extent permitted under California law and our bylaws.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2007 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table (provided above); (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership
	Common
	Number of	Percent of
Beneficial Owner	Shares	Total (%)

Wellington Management Company LLP(1)	6,441,400	11.9
75 State Street Boston, MA 02109
RA Capital Management, LLC(2)	6,355,000	11.8
111 Huntington Avenue, Suite 610 Boston, MA 02199
Kevin C. Tang(3)	6,262,500	11.6
4401 Eastgate Mall San Diego, CA 92121
Highbridge International LLC(4)	4,330,000	8.0
c/o Harmonic Fund Services The Cayman Corporate Centre, 4th Floor 27 Hospital Road Grand Cayman, Cayman Islands, B.W.I.
Deerfield Capital, L.P.(5)	3,303,100	6.1
780 3rd Avenue, 37th Floor New York, NY 10017
Igor Gonda(6)	79,626	*
Thomas C. Chesterman(7)	155,001	*
Babatunde A. Otulana(8)	191,266	*
Virgil D. Thompson(9)	75,000	*
Frank H. Barker(10)	45,043	*
Stephen O. Jaeger(11)	23,000	*
John M. Siebert(12)	11,500	*
V. Bryan Lawlis(13)	43,869	*
Stephen J. Farr(14)	10,470	*
All executive officers and directors as a group (7 persons)(15)	580,436	1.1

(1)	Based upon information contained in a Schedule 13G as filed with the Securities and Exchange Commission (“SEC”) on February 12, 2007 and a letter to us dated March 16, 2007, Wellington Management Company LLP (“Wellington”), in its capacity as investment adviser, may be deemed to beneficially own 6,441,400 shares of the Issuer which are held of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known by Wellington to have such right or power with respect to more than five percent of our securities. Wellington disclaims beneficial ownership and any pecuniary interest in these shares.

(2)	Based upon information contained in a Schedule 13G filed with the SEC on February 5, 2007, Mr. Richard H. Aldrich and Mr. Peter Kolchinsky (together, the “Managers”) are the managers of RA Capital Management, LLC (“Capital”), which is the sole general partner of RA Capital Biotech Fund, L.P. (the “Fund”). In the aggregate, the Reporting Persons beneficially own 6,355,000 shares of common stock (the “RA Shares”). Each Reporting Person beneficially own the RA Shares. The Fund has the power to vote and dispose of the shares beneficially owned by it (as described above). Capital, as the sole general partner of the Fund, has the sole authority to vote and dispose of the RA Shares. The Manager, by virtue of his position as manager of Capital, has the shared authority to vote and dispose of all of the RA Shares.

(3)	Based upon information contained in a Schedule 13G filed with the SEC on February 2, 2007, Kevin C Tang may be deemed to beneficially own 6,262,500 shares of our common stock, which includes 5,310,000 shares owned of record by Tang Capital Partners, for which Tang Capital Management, of which Mr. Tang is manager, serves as general partner. Mr. Tang shares voting and dispositive power over such shares with Tang Capital Management and Tang Capital Partners. With respect to the remaining 952,500 shares that Mr. Tang may be deemed to beneficially own, Mr. Tang has shared dispositive power and no voting power over 210,000 shares and sole voting and dispositive power over 742,500 shares. Mr. Tang disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(4)	Based upon information contained in a Schedule 13G filed with the SEC on February 1, 2007, each reporting person therein may be deemed the beneficial owner of 4,330,000 shares of common stock owned by Highbridge International LLC. Highbridge International LLC is a subsidiary of Highbridge Master L.P. Highbridge Capital Corporation and Highbridge Capital L.P. are limited partners of Highbridge Master L.P. Highbridge GP, Ltd. is the General Partner of Highbridge Master L.P. Highbridge GP, LLC is the General Partner of Highbridge Capital L.P. Highbridge Capital Management, LLC is the trading manager of Highbridge Capital Corporation, Highbridge Capital L.P., Highbridge International LLC and Highbridge Master L.P. Glenn Dubin is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. The foregoing should not be construed in and of itself as an admission by any reporting person as to beneficial ownership of shares of common stock owned by another reporting person. In addition, each of Highbridge Master L.P., Highbridge Capital Corporation, Highbridge Capital L.P., Highbridge GP, Ltd., Highbridge GP, LLC, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of common stock owned by Highbridge International LLC.

(5)	Based upon information contained in a Schedule 13G filed with the SEC on February 2, 2007, and information provided directly to us, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited and James E. Flynn share voting and dispositive power over the 3,303,100 shares reflected as beneficially owned.

(6)	Includes 30,000 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(7)	Includes 144,998 shares of common stock subject to options and 570 shares of common stock subject to outstanding warrants that are each exercisable within 60 days of March 1, 2007.

(8)	Includes 183,247 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(9)	Includes 71,100 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(10)	Includes 45,043 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(11)	Includes 23,000 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(12)	Includes 7,500 shares of common stock subject to options exercisable within 60 days of March 1, 2007.

(13)	Includes 32,857 shares of common stock subject to options and 1,709 shares of common stock subject to outstanding warrants that are each exercisable within 60 days of March 1, 2007. Dr. Lawlis ceased serving as our President and Chief Executive Officer as of August 10, 2006.

(14)	Dr. Farr ceased serving as an executive officer on June 16, 2006.

(15)	See footnotes (6) through (12) above.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for the equity compensation plans approved by our stockholders. There are no equity compensation plans not approved by our stockholders.

Common Stock
Available for
Future Issuance
	Common Stock to			Under Equity
	be Issued Upon		Weighted-Average	Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options		Outstanding Options	Securities Reflected
Plan Category	and Rights(1)		and Rights	in Column (a))(1)
	(a)		(b)	(c)

Equity compensation plans approved by Aradigm stockholders	3,163,981	(1)	$8.90	1,834,849	(2)
Equity compensation plans not approved by Aradigm stockholders	—		—	—

(1)	Includes 100,000 shares that we agreed to grant to our President and Chief Executive Officer, in two 50,000 share tranches, to be earned based on achievement of minimum share price appreciation objectives after each of the first two years from the employment start date of August 10, 2006.

(2)	Issued pursuant to the Company’s 1996 Equity Incentive Plan, the 1996 Non-Employee Directors’ Plan, and the 2005 Equity Incentive Plan and shares available for future issuance includes 340,847 shares reserved under ESPP. (See Note 6 of the Financial Statements.)

Item 13.	Certain Relationships and Related Transactions and Director Independence

Independence of Directors

Our board of directors has determined that Messrs. Barker, Jaeger and V. Thompson and Dr. Siebert are each independent under the standards set forth in Nasdaq Stock Market, or Nasdaq, Marketplace Rule 4200(a)(15). We intend to maintain at least two directors on the board that meet these independence standards. Our board has also determined that each member of our Compensation Committee and Nominating and Corporate Governance Committee is independent under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee is independent under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii).

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters and waivers of our code of business conduct and ethics, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case by case basis. Our policy is to require that all compensation-related matters be recommended for board approval by the Compensation Committee and that any waiver of our code of business conduct and ethics be reviewed and approved by the Nominating and Corporate Governance Committee and be reported under applicable SEC rules.

Transactions with Novo Nordisk

As of January 26, 2005, we restructured the AERx iDMS program, pursuant to a restructuring agreement entered into with Novo Nordisk and its subsidiary, Novo Nordisk Delivery Technologies, or NNDT, in September 2004. Under the terms of the restructuring agreement, we sold certain equipment, leasehold improvements and other tangible assets used in the AERx iDMS program to NNDT, for a cash payment of $55.3 million (before refund of cost advances made by Novo Nordisk). Our expenses related to this transaction for legal and other consulting costs were $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk and NNDT, including the following:

•	an amended and restated license agreement amending the development and license agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of AERx iDMS, which royalties run until the later of last patent expiry or last use of our intellectual property and which apply to future enhancements or generations of our AERx delivery technology;

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development of other products that incorporate our AERx delivery system; and

•	an amendment of the common stock purchase agreement in place with Novo Nordisk prior to the closing of the restructuring transaction, (i) deleting the provisions whereby we can require Novo Nordisk to purchase certain additional amounts of common stock, (ii) imposing certain restrictions on the ability of Novo Nordisk to sell shares of our common stock and (iii) providing Novo Nordisk with certain registration and information rights with respect to these shares.

As a result of this transaction, we were no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk in connection with the commercialization of AERx iDMS. We also entered into transition and support agreements with NNDT and we were released from our contractual obligations relating to future operating lease payments for two buildings assigned to NNDT. Pursuant to the restructuring agreement, we terminated a manufacturing and supply agreement and a patent cooperation agreement, each previously in place with Novo Nordisk and dated October 22, 2001. As part of the restructuring, one of our officers and many of our employees became employees of NNDT.

On July 3, 2006, we further restructured our relationship with Novo Nordisk through an intellectual property assignment, a royalty prepayment and an eight-year promissory note with Novo Nordisk. The promissory note was secured by the royalty payments on any AERx iDMS sales by Novo Nordisk under the license with us. The key features of this restructuring included:

•	our transfer to Novo Nordisk of the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any, as well as related pending applications, in exchange for $12.0 million paid to us in cash. We retained exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties that will rise to an average of five percent or higher by the fifth year after commercialization with respect to any inhaled insulin products marketed or licensed by Novo Nordisk.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we will receive royalty rates under our license agreement with Novo Nordisk that will commence at a minimum of 3.25% on launch, and that we estimate will average 5% over the life of the product.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest accruing at 5% per year. The principal and accrued interest will be payable to Novo Nordisk in three equal payments of $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014, commencing in six years at a five percent annual interest rate. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.

We and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. Both we and Novo Nordisk have access to any developments or improvements the other might make to the AERx delivery system, within their respective fields of use. In August 2006, Novo Nordisk announced that it had filed a lawsuit against Pfizer claiming that Exubera, an inhaled insulin product that Pfizer has been developing with Nektar Therapeutics, infringes a patent originally developed by us and now owned by Novo Nordisk with rights retained by us outside the field of glucose control. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. While the outcome of this lawsuit is highly uncertain, we are entitled to a portion of any proceeds, net of litigation costs, that may be received by Novo Nordisk from a favorable outcome

Item 14.	Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2006 and December 31, 2005, by Ernst & Young LLP, our independent registered public accounting firm. All services described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	December 31,
	2006	2005
	(In thousands)

Audit Fees(1)	$505	$377
Audit-related Fees	—	30
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$505	$407

(1)	Audit fees represent fees for professional services related to the performance of the audit of our annual financial statements, review of our quarterly financial statements and consents on SEC filings.

The Audit Committee pre-approves audit services, audit-related services and non-audit services provided by our independent registered public accounting firm, Ernst & Young, LLP, and will not approve services that the Audit Committee determines are outside the bounds of applicable laws and regulations. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services, other than audit services, by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

Included in Part II of this Report:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(7)+	2005 Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.5(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.7(7)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.10(9)	Rights Agreement, dated as of August 31, 1998, between the Company and ComputerShare Trust Company, N.A.
10	.10a(3)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10b(3)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.
10	.11(11)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.12(12)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchaser named therein.
10	.13(13)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc.
10	.14(14)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/ S and Novo Nordisk Pharmaceuticals, Inc.
10	.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10	.17(15)+	Executive Officer Severance Benefit Plan.

Exhibit No.		Description

10	.18(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.19(16)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/ S.
10	.20(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/ S.
10	.21(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10	.22(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on September 2, 1998.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(11)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.

(16)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(b)	Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c)	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 30th day of March 2007.

ARADIGM CORPORATION

By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Igor Gonda and Thomas C. Chesterman, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gonda Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Thomas C. Chesterman Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 30, 2007

/s/ Frank H. Barker Frank H. Barker	Director	March 30, 2007

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director	March 30, 2007

/s/ John M. Siebert John M. Siebert	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(7)+	2005 Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.5(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.7(7)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.10(9)	Rights Agreement, dated as of August 31, 1998, between the Company and ComputerShare Trust Company, N.A.
10	.10a(3)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10b(3)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.
10	.11(11)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.12(12)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchaser named therein.
10	.13(13)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/ S and Novo Nordisk Delivery Technologies, Inc.
10	.14(14)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/ S and Novo Nordisk Pharmaceuticals, Inc.
10	.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

Exhibit No.		Description

10	.17(15)+	Executive Officer Severance Benefit Plan.
10	.18(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.19(16)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/ S.
10	.20(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/ S.
10	.21(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10	.22(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on September 2, 1998.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(11)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.

(16)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.