Form 10-Q
period 2007-03-31
ARADIGM CORP
filed 2007-05-15
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at April 30, 2007)
Common	53,999,817

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,378	$27,013
Short-term investments	2,973	501
Receivables	128	643
Prepaid expenses and other current assets	598	1,002

Total current assets	57,077	29,159
Property and equipment, net	2,703	2,592
Non-current portion of notes receivable from officers and employees	31	31
Other assets	288	444

Total assets	$60,099	$32,226

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFCIT)
Current liabilities:
Accounts payable	$575	$1,151
Accrued cost of clinical and other studies	163	278
Accrued compensation	1,650	1,814
Deferred revenue	5	—
Other accrued liabilities	203	511

Total current liabilities	2,596	3,754
Non-current portion of deferred rent	993	1,035
Non-current portion of capital lease	27	29
Note payable and accrued interest to related party	7,780	7,686
Commitments and contingencies
Convertible preferred stock, no par value; 2,050,000 shares authorized; issued and outstanding shares: none outstanding at March 31, 2007 and 1,544,626 at December 31, 2006; liquidation preference of $0 at March 31, 2007 and $41,866 at December 31, 2006	—	23,669
Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized but none outstanding
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding shares: 53,999,817 at March 31, 2007 and 14,765,474 at December 31, 2006	341,127	283,914
Accumulated other comprehensive income	7	4
Accumulated deficit	(292,431)	(287,865)

Total shareholders’ equity (deficit)	48,703	(3,947)

Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$60,099	$32,226

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues (including amounts from related parties $15 - 2007; $33 - 2006)	$416	$1,073

Operating expenses:
Research and development	3,407	6,740
General and administrative	2,085	2,853

Total operating expenses	5,492	9,593

Loss from operations	(5,076)	(8,520)
Interest income	637	245
Interest expense	(96)	(3)
Other expense	(31)	(7)

Net loss	$(4,566)	$(8,285)

Basic and diluted net loss per common share	$(0.11)	$(0.57)

Shares used in computing basic and diluted net loss per common share	40,820	14,563

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,566)	$(8,285)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	(3)	—
Depreciation and amortization	195	283
Stock-based compensation	310	470
Loss on retirement and sale of property and equipment	11	6
Cost of warrants and stock options for services	—	1
Changes in operating assets and liabilities:
Receivables	515	(429)
Prepaid and other current assets	404	(532)
Other assets	156	1
Accounts payable	(576)	(1,695)
Accrued compensation	(164)	(1,831)
Other accrued liabilities	(330)	17
Deferred rent	(42)	55
Deferred revenue	5	77

Net cash used in operating activities	(4,085)	(11,862)

Cash flows from investing activities:
Capital expenditures	(317)	(600)
Purchases of available-for-sale investments	(2,969)	(515)
Proceeds from sales and maturities of available-for-sale investments	503	—

Net cash used in investing activities	(2,783)	(1,115)

Cash flows from financing activities:
Proceeds from public offering, net	33,178	—
Proceeds from issuance of common stock, net	55	249
Payments received on notes receivable from officers and employees	—	13

Net cash provided by financing activities	33,233	262

Net increase (decrease) in cash and cash equivalents	26,365	(12,715)
Cash and cash equivalents at beginning of period	27,013	27,694

Cash and cash equivalents at end of period	$53,378	$14,979

Supplemental disclosure of non-cash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to common stock	$23,669	—

See accompanying Notes to Condensed Financial Statements

STATEMENT OF CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share data)
(Unaudited)

					Accumulated		Total
	Convertible				Other		Shareholders’
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Income	Deficit	(Deficit)
Balances at December 31, 2006	1,544,626	$23,669	14,765,474	$283,914	$4	$(287,865)	$(3,947)
Issuance of common stock in public offering	—	—	37,950,000	33,178	—	—	33,178
Issuance of common stock upon conversion of preferred stock related to public offering	(1,544,626)	(23,669)	1,235,699	23,669	—	—	23,669
Issuance of common stock under the employee stock purchase plan	—	—	53,519	56	—	—	56
Reversal of restricted stock award due to forfeiture	—	—	(4,875)	—	—	—	—
Stock-based compensation related to issuance of stock option grants	—	—	—	310	—	—	310
Comprehensive loss:
Net loss	—	—	—	—	—	(4,566)	(4,566)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	3	—	3

Total comprehensive loss							(4,563)

Balances at March 31, 2007	—	$—	53,999,817	$341,127	$7	$(292,431)	$48,703

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company”, “we”, and/or “our”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmunologists. The Company’s principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. The Company’s ability to continue its development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments at March 31, 2007 are sufficient to enable the Company to meet its obligations through 2008. Management plans to continue to obtain funds through collaborative arrangements, equity issuances and/or debt arrangements. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and there was no impact to our financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

3. Stock-Based Compensation
     The following table shows the stock-based employee compensation expense included in the statement of operations for the three-month periods ended March 31, 2007 and 2006 (in thousands except per share amount):

	March 31,	March 31,
	2007	2006
Costs and expenses:
Research and development	$94	$263
General and administrative	216	207

Total stock-based compensation expense	$310	$470

Impact on basic and diluted net loss per common share	$(0.01)	$(0.03)

     There was no capitalized stock-based employee compensation cost as of March 31, 2007. Since the Company incurred net losses as of March 31, 2007, there was no recognized tax benefit associated with stock-based compensation expense.
     Total compensation expense for restricted stock awards recognized by the Company under SFAS No. 123R was $19,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively, and at March 31, 2007, 59,625 shares subject to restricted share awards are outstanding. As of March 31, 2007, $235,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards is expected to be recognized over a weighted average period of 2.88 years.
     Total compensation expense for stock options and stock purchases under the employee stock purchase plan recognized by the Company under SFAS No. 123R, was $235,000 and $455,000 for the three months ended March 31, 2007 and 2006. As of March 31, 2007, $2.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options and stock purchases is expected to be recognized over a weighted average period of 2.61 years.
     Total compensation expense for stock options issued to consultants recognized by the Company was $56,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, the Company had outstanding shares or options under the following share-based compensation plans:
     2005 Equity Incentive Plan
     The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which selected officers, directors, scientific advisory board members and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All employees, directors, officers, scientific advisory board members and consultants of the Company are eligible to participate in the 2005 Plan. As of March 31, 2007, the Company had 1,174,582 shares of common stock available for future issuance under the 2005 Plan (including 4,875 shares forfeited under restricted stock awards).
     1996 Non-Employee Directors’ Plan
     The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31, 2006 or the three months ended March 31, 2007. As of March 31, 2007, options to purchase an aggregate of 21,186 remain outstanding with exercise prices ranging from $41.25 — $120.63, with no additional shares available for grant.
     Employee Stock Purchase Plan
     In April 1996, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and the shareholders of the Company approved the adoption of the Purchase Plan in June 1996. Employees generally are eligible to participate in the Purchase Plan if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater stockholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of fifteen percent of earnings or $25,000. As of March 31, 2007 a total of 762,672 shares have been issued under the Purchase Plan, leaving a balance of 287,328 shares available for future issuance.
Valuation Assumptions
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods are as follows:

	Three months ended March 31,
	2007	2006
Employee Stock Options
Dividend yield	0.0%	0.0%
Volatility factor	85.2%	85.9%
Risk-free interest rate	5.1%	4.8%
Expected life (years)	4.0	4.2
Weighted-average fair value of options granted during the periods	$0.79	$2.47

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	86.4%	87.1%
Risk-free interest rate	4.9%	3.6%
Expected life (years)	0.5	1.2
Weighted-average fair value of employee stock purchases during the periods	$0.59	$2.62
Stock Option Activity
     A summary of the status of the Company’s stock option plans at March 31, 2007 and changes during the three months then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at January 1, 2007	3,064	$8.90	8.28	$—
Options granted	356	1.23	—	—
Options exercised	—	—	—	—
Options cancelled	(131)	8.18	—	—

Options outstanding at March 31, 2007	3,288	8.10	7.77	7

Options exercisable at March 31, 2007	1,352	$16.87	5.56	$2
     During the three months ended March 31, 2007, the Company granted options to employees and consultants to purchase approximately 261,950 and 93,600 shares of common stock, respectively. There were no options exercised during the three months ended March 31, 2007.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number	contractual	average	Number	Average
Range of	outstanding	life	exercise	exercisable	Exercise
Exercise Price	(in thousands)	(in years)	price	(in thousands)	Price
$1.02-$1.15	47	9.61	$1.07	8	$1.02
$1.23-$1.23	350	9.89	$1.23	49	$1.23
$1.29-$1.64	395	9.29	$1.37	86	$1.39
$1.70-$1.70	300	9.19	$1.70	56	$1.70
$1.80-$1.80	556	9.20	$1.80	217	$1.80
$1.87-$1.87	500	9.36	$1.87	0	$0
$3.14-$5.30	343	6.86	$4.46	206	$4.78
$5.35-$12.00	336	5.61	$8.40	269	$8.64
$13.00-$53.13	329	2.93	$24.16	329	$24.16
$56.88-$120.63	132	1.66	$82.53	132	$82.53

	3,288			1,352

     As of March 31, 2007, $2.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options is expected to be recognized over 2.61 years.
4. Net Income (Loss) Per Share
     Basic net loss is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the three months ended March 31, 2007. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are antidilutive, and are not included in diluted weighted average common shares outstanding for the three months ended March 31, 2007.
     The following securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006, as their effect would be anti-dilutive (in thousands):

	Three months ended
	March 31,
	2007	2006
Outstanding stock options	3,288	2,166
Convertible preferred stock	—	1,236
Unvested restricted stock	60	140
Warrants to purchase common stock	836	2,120
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

	Three months ended
	March 31,
	2007	2006
Net loss	$(4,566)	$(8,285)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	3	(4)

Comprehensive loss	$(4,563)	$(8,289)

6. Cash, Cash Equivalents and Short-Term Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	March	December
	31, 2007	31, 2006
Cash and cash equivalents:
Cash and money market fund	$140	$1,248
Commercial paper	53,238	25,765

	$53,378	$27,013

Short-term investments:
Corporate and government notes	$2,973	$501
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at March 31, 2007 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
7. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.
8. Public Offering of Common Shares
On January 30, 2007, the Company received $33.9 million from the closing of its public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock has been converted to 1,235,699 shares of common stock, and no liquidation preference or other preferential rights remain. As of March 31, 2007 the Company had 53,999,817 common shares outstanding.

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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products for at least the next several years. As of March 31, 2007, we had an accumulated deficit of $292.4 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. (See Note 8 to our condensed financial statements.)
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
Restructured Relationship with Novo Nordisk
     During 2005, our collaborative agreement with Novo Nordisk and its subsidiary, Novo Nordisk Delivery Technologies, or NNDT, contributed approximately 76% of our total contract revenues. From the inception of our collaboration in June 1998 through December 31, 2006, we have received from Novo

Nordisk approximately $137.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk and its affiliates. All product development and milestone payments received to date have been recognized as revenue.
     As of January 26, 2005, we restructured the AERx iDMS program, pursuant to a restructuring agreement entered into with Novo Nordisk and NNDT in September 2004. Under the terms of the restructuring agreement we sold certain equipment, leasehold improvements and other tangible assets used in the AERx iDMS program to NNDT, for a cash payment of approximately $55.3 million (before refund of cost advances made by Novo Nordisk). Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk and NNDT effective January 26, 2005, including the following:
•	an amended and restated license agreement amending the development and license agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of the AERx iDMS, which royalties run until the later of last patent expiry or last use of our intellectual property and which apply to future enhancements or generations of our AERx delivery technology;

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and dosage forms filled with compounds provided by us in support of preclinical and initial clinical development of other products that incorporate our AERx delivery system; and

•	an amendment of the common stock purchase agreement in place with Novo Nordisk prior to the closing of the restructuring transaction, (i) deleting the provisions whereby we can require Novo Nordisk to purchase certain additional amounts of common stock, (ii) imposing certain restrictions on the ability of Novo Nordisk to sell shares of our common stock and (iii) providing Novo Nordisk with certain registration and information rights with respect to these shares.
     As a result of this transaction, we recorded our final project development revenues from Novo Nordisk in the first quarter of 2005 and, as we were no longer obligated to continue work related to the non-refundable milestone payment from Novo Nordisk in connection with the commercialization of AERx, we recognized the remaining balance of the deferred revenue associated with the milestone of $5.2 million as revenue in the first quarter of 2005. In 2005 we recorded revenues of approximately $727,000 from NNDT related to transition and support agreements. As a result of this transaction, we were released from our contractual obligations relating to future operating lease payments for two buildings assigned to NNDT and accordingly we reversed the deferred rent liability related to the two buildings of $1.4 million, resulting in a reduction of operating expenses in 2005. In addition, pursuant to the restructuring agreement, we terminated a manufacturing and supply agreement and a patent cooperation agreement, each previously in place with Novo Nordisk and dated October 22, 2001.
     On July 3, 2006, we further restructured our relationship with Novo Nordisk by entering into an intellectual property assignment, a royalty prepayment and an eight-year promissory note with Novo Nordisk. The promissory note was secured by the royalty payments on any AERx iDMS sales by Novo Nordisk under the license with us. The key features of this restructuring include:
•	our transfer to Novo Nordisk of the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any, as well as related pending applications, in exchange for $12.0 million paid to us in cash. We retained exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties with respect to any inhaled insulin products marketed or licensed by Novo Nordisk.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we will receive royalty rates under our agreement with Novo Nordisk that will rise to an average of five percent or higher (instead of six percent or higher) by the fifth year after commercialization.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest at 5% per year that will be payable to Novo Nordisk in three equal annual payments commencing in July 2012. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.
     We and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. Both we and Novo Nordisk have access to any developments or improvements the other might make to the AERx delivery system, within their respective fields of use. Novo Nordisk also remains a holder of our common stock and is restricted from disposing of the common stock until January 1, 2009 or the earlier occurrence of certain specified events.
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
Purchase and Sale of Intraject Technology
     In May 2003, we acquired selected assets from the Weston Medical Group, a company based in the United Kingdom, including the Intraject needle-free delivery technology, related manufacturing equipment and intellectual property and associated transfer costs, for a total of $2.9 million. The purchase price and additional costs were allocated to the major pieces of purchased commercial equipment for the production of Intraject and were recorded in property and equipment as construction in progress. No costs or expenses were allocated to intellectual property or in-process research and development on a pro-rata basis, because of the lack of market information, the early stage of development and the immateriality of any allocation to intellectual property or in-process research and development based on the substantial value of the tangible assets acquired.
     In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, a newly created private company that has some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We recorded a non-cash impairment charge of $4.0 million in the third quarter of 2006 to write down our Intraject-related assets, based solely on their net realizable valve without giving effect to any future milestone or royalty payments. We sold these assets for a $4.0 million initial payment and we are entitled to a milestone and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology.
Product Candidates
     Products in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our controlled inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Product Candidate	Indication	Stage of Development
Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Preclinical
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical

Collaborative Programs Under Development
AERx iDMS (Insulin)	Type 1 and Type 2 Diabetes	Phase 3
ARD-1300 (Hydroxychloroquine)	Asthma	Phase 2 (1)
ARD-1500 (Liposomal treprostinil)	Pulmonary Arterial Hypertension	Preclinical

(1)	A Phase 2a clinical study did not meet pre-specified clinical endpoints. The program is currently under review by APT and is in our view, unlikely to continue.
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
     Development
     We have received orphan drug designations from the FDA for this product for the management of CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis – a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in USA. As a designated orphan drug, liposomal ciprofloxacin is eligible for tax credits based upon its clinical development costs, as well as assistance from the FDA to coordinate study design. The designation also provides the opportunity to obtain market exclusivity for seven years from the date of New Drug Application, or NDA, approval.

     We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. We are currently conducting additional preclinical development and expect to initiate human clinical studies in the second half of 2007, with results expected by the end of the first quarter of 2008. We expect to incur expenses of approximately $20 million in 2007 to complete preclinical studies and fund early stage clinical trials and related manufacturing requirements for ARD-3100. In order to reach commercialization of ARD-3100, we estimate we will need to spend an additional $15 million to $20 million. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system. We share the formulation and manufacturing development as well as the safety data developed for our inhalation anthrax program discussed below in the development of this CF opportunity. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections.
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

     AERx iDMS — Inhaled Insulin for the Treatment of Diabetes
     AERx iDMS is being developed to control blood glucose levels in patients with diabetes. This product is currently in six Phase 3 clinical trials, and our licensee, Novo Nordisk, is responsible for all remaining development, manufacturing and commercialization. We will receive royalties under our license agreement that will rise to an average of five percent or higher by the fifth year after commercialization, from any sales of this product as well as from future enhancements or generations of this technology. According to 2005 statistics from the American Diabetes Association, approximately 20.8 million Americans suffer from either Type 1 or Type 2 diabetes. Over 90% of these Americans have Type 2 diabetes, the prevalence of which is increasing dramatically due to lifestyle factors such as inappropriate diet and lack of physical activity. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must administer insulin injections to survive. Patients with Type 2 diabetes are insulin resistant and unable to efficiently use the insulin that their bodies produce. While many Type 2 patients can initially maintain adequate control over blood glucose through diet, exercise and oral medications, most Type 2 patients progress within three years to where they cannot maintain adequate control over their glucose levels and insulin therapy is needed. However, given the less acute nature of Type 2 diabetes, many of these patients are reluctant to take insulin by injection despite the risks. Inadequate regulation of glucose levels in diabetes patients is associated with a variety of short and long-term effects, including blindness, kidney disease, heart disease, amputation resulting from chronic or extended periods of reduced blood circulation to body tissue and other circulatory disorders. The global market for diabetes therapies in 2005 was in excess of $18 billion, according to Business Insights. The majority of this amount was from sales of oral antidiabetics, while insulin and insulin analogues accounted for $7.3 billion, a 17% increase over the prior year. Sales of insulin and insulin analogues are forecast to grow to $9.8 billion in 2011. Type 2 patients consume the majority of insulin used in the United States. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control over their blood-glucose levels.
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
     The Phase 3 clinical trials are expected to include a total of approximately 3,000 Type 1 and Type 2 diabetes patients. The trials include treatment comparisons with other medicaments for the treatment of diabetes. The longest trial is expected to last 27 months. Novo Nordisk announced in October 2006 that it expects the commercial launch of the product in 2010. As with any clinical program, there are many factors that could delay the launch or could result in AERx iDMS not receiving or maintaining regulatory approval.
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
     The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. While APT and Aradigm are currently analyzing the data from this study in order to determine whether additional studies of inhaled HCQ are warranted, it is unlikely that the current development path for HCQ for the treatment of asthma can be advanced without further research. This will delay development of this product candidate. Moreover, APT may choose not to conduct such research, in which case this collaborative program would be terminated. While APT has not yet indicated its intention, the Company believes it is unlikely that this program will continue.
ARD-1500 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension
     As part of our collaboration with United Therapeutics, we investigatied a sustained-release liposomal formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Decision Resources, in 2003, the more than 130,000 people worldwide affected by PAH purchased $600 million of PAH-related medical treatments and sales are expected to reach $1.2 billion per year by 2013.
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
     Development
     United Therapeutics has funded our activities in this program to date. We have completed initial preclinical (“in vitro”) testing of selected formulations. We are currently in negotiations with United Therapeutics on further development of inhaled treprostinil using our pulmonary drug delivery technologies.
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
Stock-Based Compensation Expense
     We measure stock-based compensation at the grant date based on the award’s fair value and we recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock based awards granted prior to, but not vested as of, January 1, 2006.
     We have elected to calculate an awards’ fair value based on the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
     We recognized expense for stock-based compensation of $310,000 and $470,000 for the three months ended March 31, 2007 and 2006, respectively.
Results of Operations
Three months ended March 31, 2007 and 2006
Revenues

	Three months ended
	March 31,
			Change in
	2007	2006	Percent
	(in thousands)
Revenues:
Related parties	$15	$33	(55%)
Percentage of total revenues	4%	3%
Unrelated parties	401	1,040	(61%)
Percentage of total revenues	96%	97%

Total Revenues	$416	$1,073	(61%)

     Total revenue consists of related party and unrelated party revenues. Total revenues decreased $657,000 for the three months ended March 31, 2007, over the comparable period in fiscal 2006. In the three months ended March 31, 2007 we recorded revenues from NNDT of $15,000. The primary reason for the decreases in related party revenues was due to the conclusion of the restructuring agreement with Novo Nordisk. Similarly, the primary reason for the decrease in unrelated party revenues was the conclusion of most of our collaboration agreements in 2006. For the three months ended March 31, 2007, we recorded collaborative revenues of $312,000 related to ARD-1500, $84,000 from our transition agreement with Zogenix and $5,000 from our nozzle manufacture contract.
Research and Development

	Three months ended
	March 31,
			Change in
	2007	2006	Percent
	(in thousands)
Research and development expense:
Collaborative	$419	$1,119	(63)%
Self-initiated	2,988	5,621	(47)%

Total research and development expense	$3,407	$6,740	(49)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. The decrease in collaborative program expenses in the three months ended March 31, 2007 was due primarily to the transition from contract research agreements towards a greater focus on the development of our lead candidate ARD-3100. Similarly, the decrease in research and development expense for self-initiated projects was due primarily to a strategic restructuring of our business to focus resources on advancing our current product candidates. In addition, our Intraject clinical batch registration lot activities finalized in early 2006. In August 2006, we sold all of our assets related to the Intraject technology platform to Zogenix, a newly created private company that is responsible for further development and commercialization efforts of Intraject. Stock-based compensation expense charged to research and development for the three months ended March 31, 2007 and 2006 was $94,000 and $263,000, respectively. We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidate, ARD-3100.
General and Administrative

	Three months ended
	March 31,
			Change in
	2007	2006	Percent
	(in thousands)
General and administrative expenses	$2,085	$2,853	(27)%
     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months ended March 31, 2007 decreased over the comparable period in 2006 primarily as a result of the reduction in force announced in May 2006 and sale of Intraject-related assets to Zogenix in July 2006. Stock-based compensation expense charged to general and administrative expenses for the three months ended March 31, 2007 and 2006 were $216,000 and $207,000, respectively. We expect that our general and administrative expenses will remain relatively constant or perhaps decrease slightly over the next few quarters.
Interest income, interest expense and other expense

	Three months ended
	March 31,
			Change in
	2007	2006	Percent
	(in thousands)
Interest income, interest expense and other expense:
Interest income	$637	$245	160%
Interest expense	(96)	(3)	(3,100)%
Other expense	(31)	(7)	(343)%

Total interest income, interest and other expense	$510	$235	117%

     Interest income for the three months ended March 31, 2007 increased $392,000 over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the interest expense on the $7.5 million note payable with an interest rate of 5%, issued to Novo Nordisk in July 2006. The increase in other income and expenses primarily represents realized gains from exchange rate transactions offset by the loss on the disposition of assets.
Liquidity and Capital Resources
     As of March 31, 2007, we had cash, cash equivalents and short-term investments of $56.4 million and total working capital of $54.5 million. On January 30, 2007 we closed the sale of 37,950,000 shares of common stock in an underwritten public offering that resulted in net proceeds of approximately $33.2 million, after underwriting discounts and expenses. This public offering triggered the automatic conversion of all outstanding shares of our Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million. Our principal requirements for cash are to fund working capital needs and, to a lesser extent, capital expenditures for equipment purchases.
     For the three months ended March 31, 2007, our operating activities used net cash of $4.1 million and reflect our net loss of $4.6 million, offset by non-cash charges including stock-based compensation expense and depreciation and amortization expense. Cash was used to pay for invoices outstanding and severance-related expenses accrued for the additional reduction in workforce. The change in other accrued liabilities was due primarily to legal expenses related to our public offering and clinical trial expenses related to our ARD-3100 program. We recognized less deferred revenue due to the wind down of our ARD-1500 program with United Therapeutics in 2006. The change in accounts receivable is primarily related to our partnered program for ARD-1100 with Defence Research and Development Canada. The change in prepaid expenses is primarily due to advances on future program costs, the reclassification of capitalized public offering expense to equity and recognition of insurance expense. This compares to the net cash used in our operating activities for the three-month period ended March 31, 2006, of $11.9 million, which reflects the net loss of $8.3 million offset by non-cash charges including stock-based compensation and depreciation amortization expense. Cash was used to fund an increase in accounts receivable, primarily related to the partnered programs, to fund an increase in prepaid expenses for advances on future program costs, to pay for accrued bonuses and to pay for invoices related to our Intraject program.
     For the three-month period ended March 31, 2007, net cash used in financing activities was $2.8 million. We used $317,000 for purchases of equipment primarily for our ARD-3100 program, $3.0 million for the purchase of short term investments and $503,000 in proceeds from sales and maturities of available for-sale securities. This compares to $600,000 for the purchases of equipment primarily for the Intraject program and $515,000 to purchase short term investments for the same three month period in the prior year.
     Net cash provided by financing activities of $33.2 million for the three months ended March 31, 2007 was primarily due to net proceeds from our public offering concluded in January 30, 2007 and $56,000 in purchases under our employee stock plan. This compares to net cash provided by financing activities of $262,000 for the three months ended March 31, 2006, attributable primarily to purchases under our employee stock plans.
     As of March 31, 2007, we had an accumulated deficit of $292.4 million, working capital of $54.5 million and shareholders’ equity of $48.7 million. Management believes that cash and cash equivalents on hand at March 31, 2007, will be sufficient to enable us meet our obligations through at least 2008.
     Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2007 are disclosed in the following table.

		Payment Due by Period
		(amounts in thousands)
	Total	2007(1)	1 - 2 years	3-5 years	+5 years
Contractual obligations:
Operating lease obligations	$20,742	$1,774	$2,421	$6,607	$9,940
Unconditional capital purchase obligations	730	730
Unconditional purchase obligations	1,422	1,422	—	—	—

Total contractual commitments	$22,894	$3,926	$2,421	$6,607	$9,940

(1)	For nine months ending December 31, 2007.
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
     As of March 31, 2007, we had cash, cash equivalents and short-term investments of $56.4 million. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.
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
PART II: OTHER INFORMATION
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
     The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.
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
* We recently changed our product development strategy, and if we do not successfully implement this new strategy our business and reputation will be damaged.
     Since our inception in 1991 we have focused on developing drug delivery technologies. In May 2006, we began transitioning our business focus from the development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to the development of novel drug products to treat respiratory diseases. As part of this transition we have implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We are in the early stages of implementing various aspects of our new strategy, and we may not be successful in implementing our new strategy. Even if we are able to implement the various aspects of our new strategy, it may not be successful.
* We will need additional capital, and we may not be able to obtain it.
     Our operations to date have consumed substantial amounts of cash and have generated no product revenues. While our refocused development strategy will reduce capital expenditures, we expect negative operating cash flows to continue for at least the foreseeable future. Even though we do not plan to engage in drug discovery, we will nevertheless need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all. Our future capital requirements will depend on many factors, including:
•	our progress in the application of our delivery and formulation technologies, which may require further refinement of these technologies;

•	the number of product development programs we pursue and the pace of each program;

•	our progress with formulation development;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	the time and costs associated with seeking regulatory approvals;

•	our ability to outsource the manufacture of our product candidates and the costs of doing so;

•	the time and costs associated with establishing in-house resources to market and sell certain of our products;

•	our ability to establish and maintain collaborative arrangements with others and the terms of those arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims, and

•	our need to acquire licenses, or other rights for our product candidates.
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our existing cash, cash equivalents and short-term investments balances at March 31, 2007, which include net proceeds from our public offering that closed on January 30, 2007 and interest earned on our investments, should be sufficient to meet our needs for at least the next 24 months. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.
* We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2007, we have an accumulated deficit of $292.4 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
If our clinical trials are delayed because of patient enrollment or other problems, we would incur additional costs and postpone the potential receipt of revenues.
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
     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our common stock for at least the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for at least the foreseeable future

Item 6. EXHIBITS

Exhibit
Number	Description
10.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.

10.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

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
President and Chief Executive Officer

/s/ Thomas C. Chesterman
Thomas C. Chesterman
Senior Vice President and Chief Financial Officer
Dated: May 15, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
10.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.

10.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.