Form 10-Q
period 2007-06-30
ARADIGM CORP
filed 2007-08-14
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) Common	(Outstanding at July 31, 2007) 53,999,817

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$43,381	$27,013
Short-term investments	8,294	501
Receivables	45	643
Prepaid expenses and other current assets	582	1,002

Total current assets	52,302	29,159
Property and equipment, net	3,005	2,592
Notes receivable from officers and employees	32	31
Other assets	282	444

Total assets	$55,621	$32,226

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFCIT)
Current liabilities:
Accounts payable	$602	$1,151
Accrued cost of clinical and other studies	360	278
Accrued compensation	1,970	1,814
Other accrued liabilities	287	511

Total current liabilities	3,219	3,754
Non-current portion of deferred rent	951	1,035
Non-current portion of capital lease	25	29
Note payable and accrued interest to related party	7,874	7,686
Commitments and contingencies
Convertible preferred stock, no par value; 2,050,000 shares authorized; issued and outstanding shares: none outstanding at June 30, 2007 and 1,544,626 at December 31, 2006; liquidation preference of $0 at June 30, 2007 and $41,866 at December 31, 2006	—	23,669
Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding shares: 53,999,817 at June 30, 2007 and 14,765,474 at December 31, 2006	341,506	283,914
Accumulated other comprehensive income	—	4
Accumulated deficit	(297,954)	(287,865)

Total shareholders’ equity (deficit)	43,552	(3,947)

Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$55,621	$32,226

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	June 30,
	2007	2006
Contract revenues (including amounts from related parties:
2007 - $8; 2006 - $18)	$297	$1,807

Operating expenses:
Research and development	3,841	6,357
General and administrative	2,628	2,685
Restructuring and asset impairment	—	5,370

Total operating expenses	6,469	14,412

Loss from operations	(6,172)	(12,605)
Interest income	699	135
Interest expense	(96)	(3)
Other income	46	40

Net loss	$(5,523)	$(12,433)

Basic and diluted net loss per common share	$(0.10)	$(0.85)

Shares used in computing basic and diluted net loss per common share	53,942	14,656

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Contract revenues (including amounts from related parties:
2007 - $23; 2006 - $50)	$713	$2,880

Operating expenses:
Research and development	7,248	13,098
General and administrative	4,713	5,537
Restructuring and asset impairment	—	5,370

Total operating expenses	11,961	24,005

Loss from operations	(11,248)	(21,125)
Interest income	1,336	380
Interest expense	(193)	(5)
Other income	16	33

Net loss	$(10,089)	$(20,717)

Basic and diluted net loss per common share	$(0.21)	$(1.42)

Shares used in computing basic and diluted net loss per common share	47,417	14,614

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,089)	$(20,717)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash asset impairment on property and equipment	—	4,000
Amortization and accretion of investments	(5)	—
Depreciation and amortization	393	549
Stock-based compensation	689	854
Loss on retirement and sale of property and equipment	11	6
Changes in operating assets and liabilities:
Receivables	598	(152)
Prepaid expenses and other current assets	420	212
Other assets	162	7
Accounts payable	(549)	(2,362)
Accrued compensation	156	(793)
Other accrued liabilities	43	223
Deferred rent	(84)	110
Deferred revenue	—	(5)

Net cash used in operating activities	(8,255)	(18,068)

Cash flows from investing activities:
Capital expenditures	(817)	(974)
Purchases of available-for-sale investments	(8,289)	(514)
Proceeds from sales and maturities of available-for-sale investments	496	—

Net cash used in investing activities	(8,610)	(1,488)

Cash flows from financing activities:
Proceeds from public offering, net	33,178	—
Proceeds from issuance of common stock	56	249
Payments received from (paid to) officers and employees on notes receivable	(1)	20

Net cash provided by financing activities	33,233	269

Net increase (decrease) in cash and cash equivalents	16,368	(19,287)
Cash and cash equivalents at beginning of period	27,013	27,694

Cash and cash equivalents at end of period	$43,381	$8,407

Supplemental schedule of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$23,669	—

See accompanying Notes to Condensed Financial Statements

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

					Accumulated		Total
	Convertible				Other		Shareholders’
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Income	Deficit	(Deficit)
Balances at December 31, 2006	1,544,626	$23,669	14,765,474	$283,914	$4	$(287,865)	$(3,947)
Issuance of common stock in public offering (unaudited)	—	—	37,950,000	33,178	—	—	33,178
Issuance of common stock upon conversion of preferred stock related to public offering (unaudited)	(1,544,626)	(23,669)	1,235,699	23,669	—	—	23,669
Issuance of common stock under the employee stock purchase plan (unaudited)	—	—	53,519	56	—	—	56
Reversal of restricted stock award due to forfeiture (unaudited)	—	—	(4,875)	—	—	—	—
Stock-based compensation related to issuance of stock option grants (unaudited)	—	—	—	689	—	—	689
Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	(10,089)	(10,089)
Net change in unrealized gain (loss) on available-for-sale investments (unaudited)	—	—	—	—	(4)	—	(4)

Total comprehensive loss (unaudited)							(10,093)

Balances at June 30, 2007 (unaudited)	—	$—	53,999,817	$341,506	$—	$(297,954)	$43,552

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company”, “Aradigm” “we”, and/or “our”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmunologists. The Company’s principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. The Company does not anticipate receiving any revenue from the sale of products for at least the next several years. The Company’s ability to continue its development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments at June 30, 2007 are sufficient to enable the Company to meet its obligations through 2008. Management expects to be able to obtain funds through collaborative arrangements, equity issuances and/or debt arrangements. The Company operates as a single operating segment.
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
Impairment or Disposal of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS 157 and expects to adopt this guidance beginning on January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.
     In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.
     In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position and results of operations.

3. Stock-Based Compensation
     The following table shows the stock-based employee compensation expense included in the statement of operations for the three and six-month periods ended June 30, 2007 and 2006 (in thousands except per share amount):

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Costs and expenses:
Research and development	$161	$207	$254	$469
General and administrative	218	177	435	385

Total stock-based compensation expense	$379	$384	$689	$854

Impact on basic and diluted net loss per common share	$0.01	$0.03	$0.01	$0.06

     There was no capitalized stock-based employee compensation cost as of June 30, 2007. Since the Company has cumulative net losses as of June 30, 2007, there was no recognized tax benefit associated with stock-based compensation expense.
     Total compensation expense for restricted stock awards was $18,000 and $28,000 for the three-month period ended June 30, 2007 and 2006, respectively and was $36,000 and $42,000 for the six-month period ended June 30, 2007 and 2006, respectively. As of June 30, 2007, 54,658 shares subject to unvested restricted share awards are outstanding. As of June 30, 2007, $210,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards is expected to be recognized over a weighted average period of 2.64 years.
     Total compensation expense for employee stock options and stock purchases under the employee stock purchase plan was $348,000 and $356,000 for the three-month period ended June 30, 2007 and 2006, respectively, and was $583,000 and $812,000 for the six-month period ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $2.4 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options and stock purchases is expected to be recognized over a weighted average period of 2.58 years.
     Total compensation expense for stock options issued to consultants was $13,000 and none for the three-month period ended June 30, 2007 and 2006, respectively. Total compensation expense for stock options issued to consultants was $70,000 and $400, for the six-month period ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, the Company had outstanding shares or options under the following share-based compensation plans:
     2005 Equity Incentive Plan
     The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which selected officers, directors, scientific advisory board members and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All employees, directors, officers, scientific advisory board members and consultants of the Company are eligible to participate in the 2005 Plan. As of June 30, 2007, the Company had 3,003,719 shares of common stock available for future issuance under the 2005 Plan.
     1996 Non-Employee Directors’ Plan
     The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the year ended December 31, 2006. As of June 30, 2007, options to purchase an aggregate of 14,643 shares remain outstanding with exercise prices ranging from $41.25 to $120.63, with no additional shares available for grant.

     Employee Stock Purchase Plan
     In April 1996, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and the shareholders of the Company approved the adoption of the Purchase Plan in June 1996. Employees generally are eligible to participate in the Purchase Plan if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater stockholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of fifteen percent of earnings or $25,000. As of June 30, 2007 a total of 762,672 shares have been issued under the Purchase Plan, leaving a balance of 287,328 shares available for future issuance.
Valuation Assumptions
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three and six months ended June 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods are as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	78.2%	85.8%	81.2%	85.8%
Risk-free interest rate	5.0%	5.1%	4.9%	4.9%
Expected life (years)	4.0	4.2	4.0	4.2
Weighted-average fair value of options granted during the periods	$0.8	$1.1	$0.8	$1.6

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	82.8%	85.7%	82.8%	85.7%
Risk-free interest rate	4.8%	4.8%	4.8%	4.8%
Expected life (years)	1.3	0.7	1.3	0.7
Weighted-average fair value of employee stock purchases during the periods	$0.6	$1.3	$0.6	$1.3
Stock Option Activity
     A summary of the status of the Company’s stock option plans at June 30, 2007 and changes during the six months then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at January 1, 2007	3,064	$8.90	8.28	$—
Options granted	728	1.30	—	—
Options exercised	—	—	—	—
Options cancelled	(739)	11.49	—	—

Options outstanding at June 30, 2007	3,053	6.46	7.96	64

Options exercisable at June 30, 2007	1,240	$13.25	6.01	$19

     During the three months ended June 30, 2007, the Company granted options to employees and consultants to purchase 362,700 and 10,000 shares of common stock, respectively, and for the six months ended June 30, 2007, the Company granted options to employees and consultants to purchase 624,650 and 103,600 shares of common stock, respectively. There were no options exercised during the six months ended June 30, 2007.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number	contractual	average	Number	Average
Range of	outstanding	life	exercise	exercisable	Exercise
Exercise Price	(in thousands)	(in years)	price	(in thousands)	Price
$1.02-$1.15	47	9.38	$1.07	15	$1.02
$1.23-$1.23	326	9.62	$1.23	64	$1.23
$1.29-$1.29	56	0.22	$1.29	56	$1.29
$1.37-$1.37	370	9.97	$1.37	0	$0
$1.41-$1.70	398	9.01	$1.68	125	$1.66
$1.80-$1.80	544	9.16	$1.80	272	$1.80
$1.87-$1.87	500	9.11	$1.87	0	$0
$3.14-$5.90	335	6.13	$4.90	239	$5.02
$5.95-$24.10	326	4.59	$14.15	317	$14.22
$25.55-$120.63	152	2.33	$65.03	152	$65.03

	3,053			1,240

4. Net Loss Per Share
     Basic net loss is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the six months ended June 30, 2007. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in diluted weighted average common shares outstanding for the six months ended June 30, 2007.
     The following securities were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three and six months
	ended June 30,
	2007	2006
Outstanding stock options	3,053	2,573
Convertible preferred stock	—	1,236
Unvested restricted stock	55	140
Warrants to purchase common shares	836	—

	3,944	3,949

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss	$(5,523)	$(12,433)	$(10,089)	$(20,717)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(7)	3	(4)	(7)

Comprehensive loss	$(5,530)	$(12,430)	$(10,093)	$(20,724)

6. Cash, Cash Equivalents and Short-Term Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	June	December
	30, 2007	31, 2006
Cash and cash equivalents:
Cash and money market fund	$1,349	$1,248
Commercial paper	42,032	25,765

	$43,381	$27,013

Short-term investments:
Corporate and government notes	$8,294	$501
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at June 30, 2007 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
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
     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2007.
8. Public Offering of Common Shares
     On January 30, 2007, the Company received $33.9 million from the closing of its public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock was converted to 1,235,699 shares of common stock, and no liquidation preference or other preferential rights remained. As of June 30, 2007 the Company had 53,999,817 common shares outstanding.
9. CFO Departure
     On June 5, 2007, we announced the departure of Mr. Thomas C. Chesterman as our Senior Vice President, Chief Financial Officer and Company Secretary, effective June 20, 2007. Under the terms of our severance benefit agreement, Mr Chesterman was entitled to a severance package including his annual base salary of $306,000, a bonus amount of $116,531, representing his 2007 target bonus award multiplied by the average annual percentage achievement of corporate goals by the Company for the three complete fiscal years preceding his departure date, and the continuation of his health insurance benefits for twelve months from the date of departure. In addition, Mr. Chesterman was paid his accrued vacation balance of $48,842 at the time of his departure. We recorded the expense in June 2007 and expect to complete payment of the remaining severance by July 2008.

10. Subsequent Events
     On July 3, 2007, the Board of Directors approved the appointment of Norman Halleen as the interim principal financial and accounting officer for the Company effective immediately and as its Interim Chief Financial Officer effective July 2, 2007.
     On July 18, 2007, the Company entered into a sublease agreement (the “Sublease”) with Mendel Biotechnology, Inc. (“Mendel”), effective July 18, 2007, to sublease approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. The Sublease consists of approximately 46,000 square feet of office and laboratory space and an additional rentable space of 2,000 square feet (the “Temporary Space”) to be vacated by the Company no later than March 15, 2008. The Sublease also consists of approximately 6,000 square feet located in the parking lot, on which Mendel will build and occupy a greenhouse and related facilities.
     The Company leases the space pursuant to a lease agreement dated January 28, 1998, as amended (the “Master Lease”), between Aradigm and Hayward Point Eden I Limited Partnership.
     The Sublease commences on July 18, 2007 and expires on July 8, 2016. Mendel has the option to terminate the Sublease early on September 1, 2012 for a termination fee of $225,000.
     The initial monthly base rent for the Sublease is approximately $69,000, which will be increased by an additional $3,114 per month on the date Mendel commences renting the Temporary Space, with three percent annual increases effective upon each anniversary of the rent commencement date. In addition, Mendel will pay 63.6% (66.4% following the date Mendel commences renting the Temporary Space) of the monthly operating expenses, utilities and taxes payable by Aradigm under the Master Lease.
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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products for at least the next several years. As of June 30, 2007, we had an accumulated deficit of $298.0 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. (See Note 8 to our condensed financial statements.)
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
     On July 3, 2006, we further restructured our relationship with Novo Nordisk by entering into an intellectual property assignment, a royalty prepayment and an eight-year promissory note with Novo Nordisk. The promissory note was secured by the royalty payments on any AERx iDMS sales by Novo Nordisk under the license with us. The key features of this restructuring include:
•	our transfer to Novo Nordisk of the ownership of 23 issued United States patents and their corresponding non-United States counterparts, if any, as well as related pending applications, in exchange for $12.0 million paid to us in cash. We retained exclusive, royalty-free control of these patents outside the field of glucose control and will continue to be entitled to royalties with respect to any inhaled insulin products marketed or licensed by Novo Nordisk.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we will receive royalty rates, should commercialization occur, under our agreement with Novo Nordisk that will rise to an average of five percent or higher (instead of six percent or higher) by the fifth year after commercialization.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest at 5% per year that will be payable to Novo Nordisk in three equal annual payments commencing in July 2012. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.
     We and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. Both we and Novo Nordisk have access to any developments or improvements the other might make to the AERx delivery system, within their respective fields of use. Novo Nordisk remains a 3% holder of our common stock and is restricted from disposing of the common stock until January 1, 2009 or the earlier occurrence of certain specified events.
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
     In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, a newly created private company that has some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We recorded a non-cash impairment charge of $4.0 million in the third quarter of 2006 to write down our Intraject-related assets, based solely on their net realizable value without giving effect to any future milestone or royalty payments. We sold these assets for a $4.0 million initial payment and we are entitled to a milestone and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology.

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
     ARD-3100 — Liposomal Ciprofloxacin for the Treatment of Cystic Fibrosis and Bronchiectasis
     One of our liposomal ciprofloxacin programs is a proprietary program using our liposomal formulation of ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis, or CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. According to the American Lung Association, the direct medical care costs for an individual with CF are currently estimated to be in excess of $40,000 per year.
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
     We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. We are currently conducting additional preclinical development and expect to initiate human clinical studies in the second half of 2007, with results expected by the end of the first quarter of 2008. We expect to incur expenses of up to $20 million in 2007 to complete preclinical studies and fund early stage clinical trials and related manufacturing requirements for ARD-3100. In order to reach commercialization of ARD-3100, we estimate we will need to spend an additional $15 million to $20 million. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system. We share the formulation and manufacturing development as well as the safety data developed for our inhalation anthrax program discussed below in the development of this CF opportunity. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections.
     ARD-1100 — Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax
     The second of our liposomal ciprofloxacin programs is for the prevention and treatment of pulmonary anthrax infections. Anthrax spores are naturally occurring in soil throughout the world. Anthrax infections are most commonly acquired through skin contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax as a bio-terror agent represents a real and current threat.
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
     AERx iDMS — Inhaled Insulin for the Treatment of Diabetes
     AERx iDMS is being developed by Novo Nordisk to control blood glucose levels in patients with diabetes. This product is currently in nine Phase 3 clinical trials, and our licensee, Novo Nordisk, is responsible for all remaining development, manufacturing and commercialization. We will receive royalties under our license agreement that will rise to an average of five percent or higher by the fifth year after commercialization, from any sales of this product as well as from future enhancements or generations of this technology. According to 2005 statistics from the American Diabetes Association, approximately 20.8 million Americans suffer from either Type 1 or Type 2 diabetes. Over 90% of these Americans have Type 2 diabetes, the prevalence of which is increasing dramatically due to lifestyle factors such as inappropriate diet and lack of physical activity. Patients with Type 1 diabetes do not have the ability to produce their own insulin and must administer insulin injections to survive. Patients with Type 2 diabetes are insulin resistant and unable to efficiently use the insulin that their bodies produce. While many Type 2 patients can initially maintain adequate control over blood glucose through diet, exercise and oral medications, most Type 2 patients progress within three years to where they cannot maintain adequate control over their glucose levels and insulin therapy is needed. However, given the less acute nature of Type 2 diabetes, many of these patients are reluctant to take insulin by injection despite the risks. Inadequate regulation of glucose levels in diabetes patients is associated with a variety of short and long-term effects, including blindness, kidney disease, heart disease, amputation resulting from chronic or extended periods of reduced blood circulation to body tissue and other circulatory disorders. The global market for diabetes therapies in 2005 was in excess of $18 billion, according to Business Insights. The majority of this amount was from sales of oral anti-diabetics, while insulin and insulin analogues accounted for $7.3 billion, a 17% increase over the prior year. Sales of insulin and insulin analogues are forecast to grow to $9.8 billion in 2011. Type 2 patients consume the majority of insulin used in the United States. We believe that when patients are provided a non-invasive delivery alternative to injection, they will be more likely to self-administer insulin as often as needed to keep tight control over their blood-glucose levels.
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

     Development
     Over a decade ago, we initiated research and development into the inhalation delivery of insulin to meet a major unmet medical need in the treatment of Type 1 and Type 2 diabetes: a system that could provide similar levels of safety and efficacy as injected insulin but with the added benefit of a non-invasive route of delivery. We successfully completed a Phase 1 clinical study and filed an Investigational New Drug application, or IND, relating to our AERx iDMS program in 1998. After our initial work, we entered into collaboration for our AERx iDMS in June 1998 with a world leader in the treatment of diabetes, Novo Nordisk. From 1998 to January 2005, we received an aggregate of $150.1 million from Novo Nordisk to fund development of the AERx delivery system for delivering insulin, production for preclinical and clinical testing and process development and scale up. In January 2005, we transferred the partially completed initial commercial production facility and associated personnel to Novo Nordisk for $55.3 million, and Novo Nordisk assumed responsibility for continuing production and bringing the facility up to its planned capacity of 750 million dosage forms per year.
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
     The Phase 3 clinical trials are expected to include a total of approximately 3,000 Type 1 and Type 2 diabetes patients. The trials include treatment comparisons with other medicaments for the treatment of diabetes. The longest trial is expected to last 27 months. Novo Nordisk announced in October 2006 that it expects the commercial launch of the product in 2010 with a second generation device that is significantly smaller and lighter than its predecessor. As with any clinical program, there are many factors that could delay the launch or could result in AERx iDMS not receiving or maintaining regulatory approval.
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
ARD-1300 — Hydroxychloroquine for the Treatment of Asthma
     The ARD-1300 program has been investigating a novel aerosolized formulation of hydroxychloroquine, or HCQ, as a treatment for asthma under collaboration with APT Pharmaceuticals, a privately held biotechnology company. Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounts for $11.5 billion in direct healthcare costs annually in the United States, of which the largest single expenditure, at $5 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, asthma affected 41.5 million people in developed countries in 2005, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom.

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
     Development
     APT has funded all activities in the development of this program to date. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The Phase 2a clinical trial, begun in March 2006, was a randomized, double-blind, placebo-controlled, multi-dose study in patients with asthma. The trial enrolled 100 patients with moderate-persistent asthma who were randomized to one of two treatments groups: either aerosolized placebo or aerosolized HCQ given once daily for 21 consecutive days. Both treatment groups were administered the drug via our AERx delivery system with efficacy, safety and tolerability assessments being performed throughout the study. The dosing of patients in the trial was completed in August 2006 and the results of the study were announced in November 2006.
     The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. While APT and Aradigm are currently analyzing the data from this study in order to determine whether additional studies of inhaled HCQ are warranted, it is unlikely that the current development path for HCQ for the treatment of asthma can be advanced without further significant research. While APT has not yet indicated its intentions to pursue any further studies in asthma, the Company believes it is unlikely that this program will continue.
ARD-1500 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension
     As part of our collaboration with United Therapeutics, we investigated an aqueous solution and sustained-release liposomal formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Decision Resources, in 2003, the more than 130,000 people worldwide affected by PAH purchased $600 million of PAH-related medical treatments and sales are expected to reach $1.2 billion per year by 2013.
     Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin and is administered by intravenous or subcutaneous infusion. CoTherix, (acquired in 2007 by Actelion Pharmaceuticals Ltd.), markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis that is administered six to nine times per day using a nebulizer, with each treatment lasting four to six minutes. We believe administration of treprostinil by inhalation using our AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. We also believe that our sustained release formulation may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing therapies. We believe that our ARD-1500 product candidate potentially could offer a non-invasive, more direct and patient-friendly approach to treatment to replace or complement currently available treatments.
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
     We are currently examining our previously conducted preclinical and clinical programs to identify molecules that may be suitable for further development consistent with our current business strategy. In most cases, we have previously demonstrated the feasibility of delivering these compounds via our proprietary AERx delivery system but we have not been able to continue development due to a variety of reasons, most notably the lack of funding provided from collaborators. If we identify any such programs during this review, we will consider continuing the development of such compounds on our own.
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
Stock-Based Compensation Expense
     We measure stock-based compensation at the grant date based on the award’s fair value and we recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock-based awards granted prior to, but not vested as of, January 1, 2006.
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
     For the three months ended June 30, 2007 and 2006, we recognized stock-based expense of $379,000 and $384,000, respectively. We recognized expense for stock-based compensation of $689,000 and $854,000 for the six months ended June 30, 2007 and 2006, respectively.
Results of Operations
Three months ended June 30, 2007 and 2006
Revenues

	Three months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
Revenues:
Related parties	$8	$18	(56%)
Percentage of total revenues	3%	1%
Unrelated parties	289	1,789	(84%)
Percentage of total revenues	97%	99%

Total Revenues	$297	$1,807	(84%)

     Total revenue consists of related party and unrelated party revenues. Total revenues decreased $1.5 million for the three months ended June 30, 2007, over the comparable period in fiscal 2006. The primary reason for the decreases in related party revenues was due to the conclusion of the restructuring agreement with Novo Nordisk. For the three-month period ended June 30, 2007, we recorded $8,000 in related party revenue from our nozzle drilling contract with NNDT. Similarly, the primary reason for the decrease in unrelated party revenues was the conclusion of most of our collaboration agreements in 2006 and the Company’s shift in focus, away from collaborations and towards self-funded product development. For the three months ended June 30, 2007, we recorded collaborative revenues of $254,000 related to ARD-1100, $19,000 from our transition agreement with Zogenix and $24,000 from our nozzle manufacture contract.
Research and Development Expenses

	Three months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
Research and development expenses:
Collaborative	$386	$1,653	(77)%
Self-funded	3,455	4,704	(27)%

Total research and development expenses	$3,841	$6,357	(40)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. The decrease in collaborative program expenses in the three months ended June 30, 2007 was due primarily to the transition from contract research agreements to focus on the development of our lead candidate, ARD-3100. Similarly, the decrease in research and development expense for self-funded projects was due primarily to a strategic restructuring of our business to focus resources on advancing our current product candidates. In addition, our Intraject clinical batch registration lot activities were finalized in early 2006. In August 2006, we sold all of our assets related to the Intraject technology platform to Zogenix, a newly created private company that is responsible for further development and commercialization efforts of Intraject. We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidate, ARD-3100.
     Stock-based compensation expense charged to research and development for the three months ended June 30, 2007 and 2006 was $161,000 and $207,000, respectively.
General and Administrative Expenses

	Three months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
General and administrative expenses	$2,628	$2,685	(2)%
     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months ended June 30, 2007 decreased over the comparable period in 2006 primarily as a result of the reduction in force announced in May 2006 and sale of Intraject-related assets to Zogenix in August 2006. This is partially offset by severance related costs incurred of approximately $494,000 due to the departure of our CFO during the three months ended June 30, 2007. We expect that our general and administrative expenses will begin to decrease as we begin receiving rent from our sublease agreement with Mendel Biotechnology, Inc. (“Mendel”), effective July 18, 2007. (See Note 10)
     Stock-based compensation expense charged to general and administrative expenses for the three months ended June 30, 2007 and 2006 were $218,000 and $177,000, respectively.
Interest Income, Interest Expense and Other Income

	Three months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
Interest income, interest expense and other income:
Interest income	$699	$135	418%
Interest expense	(96)	(3)	(3,100)%
Other income	46	40	15%

Total interest income, interest and other income	$649	$172	277%

     Interest income for the three months ended June 30, 2007 increased $564,000 over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the interest expense on the $7.5 million note payable with an interest rate of 5%, issued to Novo Nordisk in July 2006. The increase in other income primarily represents realized gains from exchange rate transactions offset by the loss on the disposition of assets.

Six Months Ended June 30, 2007 and 2006
Revenues

	Six months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
Revenue:
Related parties	$23	$50	(54%)
Percentage of Total Revenue	3%	2%
Unrelated parties	690	2,830	(76)%
Percentage of Total Revenue	97%	98%

Total Revenue	$713	$2,880	(75)%

     Total revenue consists of related party and unrelated party revenues. The primary reason for the decreases in related party revenues was due to the conclusion of the restructuring agreement with Novo Nordisk. For the six-month period ended June 30, 2007, we recorded $23,000 in related party revenue from our nozzle drilling contract with NNDT. Similarly, the primary reason for the decrease in unrelated party revenues was the conclusion of most of our collaboration agreements in 2006 and the Company’s shift in focus, away from collaborations and towards self-funded product development. For the six-month period ended June 30, 2007, we recorded collaborative revenues of $567,000 related to ARD-1100, $103,000 from our transition agreement with Zogenix and $43,000 from our nozzle manufacture contract.
Research and Development Expenses

	Six months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
Research and development expenses:
Collaborative	$805	$2,882	(72)%
Self-Funded	6,443	10,216	(37)%

Total research and development expenses	$7,248	$13,098	(45)%

     Research and development expenses include salaries, payments to contract manufacturers, and contract research organizations, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. The decrease of $2.1 million in collaborative program expenses in the six months ended June 30, 2007 was due primarily to the transition from contract research agreements to focus on the development of our lead candidate, ARD-3100. Similarly, the decrease of $3.8 million in research and development expense for self-funded projects was due primarily to a strategic restructuring of our business to focus resources on advancing our lead product candidate. We expect that our research and development expenses will increase over the next few quarters, as we concentrate our research and development efforts primarily on our liposomal ciprofloxacin program.
     Stock-based compensation expense charged to research and development was $254,000 and $469,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses

	Six months ended
	June 30,
			Change in
	2007	2006	Percent
	(in thousands)
General and administrative expenses	$4,713	$5,537	(15)%
     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the six months ended June 30, 2007 decreased over the comparable period in 2006 primarily as a result of the reduction in force announced in May 2006 and sale of Intraject-related assets to Zogenix in August 2006. This is partially offset by severance related costs incurred of approximately $494,000 due to the departure of our CFO during the six months ended June 30, 2007. We expect that our general and administrative expenses will begin to decrease as we begin receiving rent from our sublease agreement with Mendel Biotechnology, Inc. (“Mendel”), effective July 18, 2007. (See Note 10).
     Stock-based compensation expense charged to general and administrative expenses were $435,000 and $385,000 for the six months period ended June 30, 2007 and 2006 respectively.
Interest income, Interest Expense and Other Income

	Six months ended
	June 30,		Change in
	2007	2006	Percent
	(in thousands)
Interest income, interest and other income:
Interest income	$1,336	$380	252%
Interest expense	(193)	(5)	3,760%
Other income	16	33	(52)%

Total interest income, interest and other income	$1,159	$408	184%

     Interest income for the six months ended June 30, 2007 increased $956,000 over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the interest expense on the $7.5 million note payable, with an interest rate of 5%, issued to Novo Nordisk in July 2006. Other income primarily represents realized gains from exchange rate transactions and loss on the disposition of assets. The decrease reported in the six-month period ended June 30, 2007, primarily reflected the gain on exchange rate transactions offset by the loss on the sale of assets.
Liquidity and Capital Resources
     As of June 30, 2007, we had cash, cash equivalents and short-term investments of $51.7 million and total working capital of $49.1 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases.
     For the six months ended June 30, 2007, our operating activities used net cash of $8.3 million and reflect our net loss of $10.1 million offset by non-cash charges including stock-based compensation expense, depreciation and amortization expense. Cash was used to pay for invoices outstanding for the Intraject project and to pay for severance related expenses accrued for the reduction in workforce and to fund accounts receivable, primarily related to the partnered programs.
     This compares to the net cash used in our operating activities for the six months ended June 30, 2006 of $18.1 million reflecting our net loss of $20.7 million offset by non-cash charges including stock-based compensation expense under SFAS No.123R, impairment charges on property and equipment and depreciation expense and our use of cash to fund changes in operating assets and liabilities. Cash was used to pay for an increase in invoices outstanding for the Intraject project, to pay for severance related expenses accrued for the reduction in workforce and to fund accounts receivable, primarily related to the partnered programs.

     For the six-month period ended June 30, 2007, our net cash used in investing activities was $8.6 million. We used $817,000 for purchases of equipment primarily for the ARD-3100 program and $8.3 million was used to purchase short term investments. This compares to net cash used in investing activities for the six-month period ended June 30, 2006 of $1.5 million which consisted primarily of our purchase of $1.0 million of fixed assets relating to our Intraject platform and our purchases of $514,000 in securities classified as short-term investments.
     Net cash provided by financing activities was $33.2 million for the six months ended June 30, 2007, due primarily to the proceeds from our public financing completed on January 30, 2007, compared to $269,000 for the comparable period in the prior year attributable primarily to purchases under our employee stock plans.
     As of June 30, 2007, we had an accumulated deficit of $298.0 million, working capital of $49.1 million, and a shareholders’ equity of $43.6 million. Management believes that cash and cash equivalents on hand at June 30, 2007 will be sufficient to fund operations through 2008.
Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2007 are disclosed in the following table.

	Payment due by period
	(amounts in thousands)
	Total	2007(1)	2008	2009	2010	2011	2012+
Contractual obligations:
Operating lease obligations	$19,995	$1,165	$2,366	$2,312	$2,220	$1,992	$9,940
Unconditional capital purchase obligations	637	637	—	—	—	—	—
Unconditional purchase obligations	2,010	2,010	—	—	—	—	—

Total contractual commitments	$22,642	$3,812	$2,366	$2,312	$2,220	$1,992	$9,940

(1)	For six months ending December 31, 2007
     As discussed above in Note 10, “Subsequent Events”, on July 18, 2007, we entered into a sublease agreement with Mendel Biotechnology which will provide receipts totaling $4.8 million through 2012 that will offset a portion of the existing operating lease obligations included in the table above. These receipts will commence in the third quarter of 2007. If the option to terminate the sublease is not exercised by Mendel by September 1, 2012, an additional $3.8 million in receipts will be received through the conclusion of the lease in 2016.
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
     As of June 30, 2007, we had cash, cash equivalents and short-term investments of $51.7 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes will be immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments

Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.
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
     Since our inception in 1991, we have focused on developing drug delivery technologies to be partnered with other companies. In May 2006, we began transitioning our business focus from the development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to the development of novel drug products to treat or prevent respiratory diseases. As part of this transition we have implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We are in the early stages of implementing various aspects of our new strategy, and we may not be successful in implementing our new strategy. Even if we are able to implement the various aspects of our new strategy, it may not be successful.

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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our existing cash and cash equivalent balances at June 30, 2007, which include net proceeds from our public offering that closed on January 30, 2007 and interest earned on our investments, should be sufficient to fund operations through 2008. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2007, we have an accumulated deficit of $298.0 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our existing collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, Novo Nordisk has control over and responsibility for development and commercialization of AERx iDMS. The development and commercialization of AERx iDMS could be delayed further or terminated if Novo Nordisk fails to conduct these activities in a timely manner or at all. For example, in 2004, Novo Nordisk amended the protocols of a Phase 3 clinical program, which resulted in a significant delay of the development of the product. If, due to delays or otherwise, we do not receive development funds or achieve milestones set forth in the agreements governing our collaborations, or if any of our collaborators breach or terminate their collaborative agreements or do not devote sufficient resources or priority to our programs, our business prospects and potential to receive revenues would be hurt.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders held on June 20, 2007, three matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:
1.	To elect five directors nominees to hold office until the next Annual Meeting of Shareholders and until their successors are elected:
Votes

Nominee	For	Withheld
Frank H. Barker	45,168,719	942,074
Igor Gonda	45,163,053	947,740
Stephen O. Jaeger	42,612,441	3,498,352
John M. Siebert	45,159,177	951,616
Virgil D. Thompson	42,630,556	3,480,237
2.	To approve an amendment to the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,600,000 shares:
Votes

For	Against	Abstain
28,865,106	1,640,350	315,408
3.	To ratify the selection of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:
Votes

For	Against	Abstain
45,338,329	488,882	283,582
Item 6. EXHIBITS

Exhibit
Number	Description

10.1*(1)	2005 Equity Incentive Plan, as amended

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or arrangement.

(1)	Incorporated by reference to the Registrant’s definitive proxy statement filed on May 2, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)
/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer (Principal Executive Officer)

/s/ Norman Halleen
Norman Halleen
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1*(1)	2005 Equity Incentive Plan, as amended

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or arrangement.

(1)	Incorporated by reference to the Registrant’s definitive proxy statement filed on May 2, 2007.