Form 10-Q
period 2007-09-30
ARADIGM CORP
filed 2007-11-14
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) Common	(Outstanding at October 31, 2007) 54,046,705

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,512	$27,013
Short-term investments	12,509	501
Restricted cash	74	—
Receivables	302	643
Prepaid expenses and other current assets	812	1,002

Total current assets	48,209	29,159
Property and equipment, net	3,055	2,592
Notes receivable from officers and employees	32	31
Restricted cash	228	—
Other assets	276	444

Total assets	$51,800	$32,226

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFCIT)
Current liabilities:
Accounts payable	$1,080	$1,151
Accrued cost of clinical and other studies	734	278
Accrued compensation	1,639	1,814
Facility lease exit obligation	377	—
Other accrued liabilities	366	511

Total current liabilities	4,196	3,754
Deferred revenue	440	—
Deferred rent	301	1,035
Facility lease exit obligation	1,467	—
Other non-current liabilities	325	29
Note payable and accrued interest to related party	7,973	7,686
Commitments and contingencies
Convertible preferred stock, no par value; 2,050,000 shares authorized; issued and outstanding shares: none outstanding at September 30, 2007 and 1,544,626 at December 31, 2006; liquidation preference of $0 at September 30, 2007 and $41,866 at December 31, 2006	—	23,669
Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized, none issued and outstanding
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding shares: 54,046,705 at September 30, 2007 and 14,765,474 at December 31, 2006	341,961	283,914
Accumulated other comprehensive income (loss)	(8)	4
Accumulated deficit	(304,855)	(287,865)

Total shareholders’ equity (deficit)	37,098	(3,947)

Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$51,800	$32,226

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract and milestone revenues:
Related parties	$—	$9	$23	$59
Unrelated parties	230	1,117	920	3,947

Total revenues	230	1,126	943	4,006

Operating expenses:
Research and development	3,899	4,547	11,147	17,645
General and administrative	1,757	3,514	6,470	9,051
Restructuring and asset impairment	2,059	347	2,059	5,717

Total operating expenses	7,715	8,408	19,676	32,413

Loss from operations	(7,485)	(7,282)	(18,733)	(28,407)
Gain on sale of patent and royalty interest to related party	—	20,000	—	20,000
Interest income	684	459	2,020	839
Interest expense	(101)	(95)	(293)	(101)
Other income (expense)	—	(7)	16	26

Net income (loss)	$(6,902)	$13,075	$(16,990)	$(7,643)

Basic net income (loss) per common share	$(0.13)	$0.89	$(0.34)	$(0.52)

Diluted net income (loss) per common share	$(0.13)	$0.82	$(0.34)	$(0.52)

Shares used in computing basic net income (loss) per common share	53,948	14,660	49,617	14,625

Shares used in computing diluted net income (loss) per common share	53,948	15,982	49,617	14,625

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,990)	$(7,643)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	180	4,014
Amortization and accretion of investments	(26)	—
Depreciation and amortization	589	698
Stock-based compensation	1,097	1,286
Loss on retirement and sale of property and equipment	10	21
Facility lease exit cost	1,459	—
Gain on sale of patents and royalty interest	—	(20,000)
Changes in operating assets and liabilities:
Receivables	341	(222)
Prepaid expenses and other current assets	190	84
Restricted cash	(302)	—
Other assets	168	12
Accounts payable	(378)	(2,329)
Accrued compensation	(175)	(1,344)
Other accrued liabilities	894	(79)
Deferred revenue	440	(118)
Deferred rent	(114)	214
Facility lease exit obligation	(235)	—

Net cash used in operating activities	(12,852)	(25,406)

Cash flows from investing activities:
Capital expenditures	(946)	(1,329)
Purchases of available-for-sale investments	(13,494)	(507)
Proceeds from sales and maturities of available-for-sale investments	1,500	—
Proceeds from sales of property and equipment	11	4,000
Proceeds from sale of patents and royalty interest	—	20,000

Net cash provided by (used in) investing activities	(12,929)	22,164

Cash flows from financing activities:
Proceeds from public offering of common stock, net	33,178	—
Proceeds from issuance of common stock	103	286
Proceeds from exercise of options and warrants from common stock	—	2
Proceeds from issuance of note payable to related party	—	7,500
(Advances) payments received on notes receivable from officers and employees	(1)	40

Net cash provided by financing activities	33,280	7,828

Net increase in cash and cash equivalents	7,499	4,586
Cash and cash equivalents at beginning of period	27,013	27,694

Cash and cash equivalents at end of period	$34,512	$32,280

Supplemental schedule of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$23,669	$—

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment in trade accounts payable	$307	$—

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A				Accumulated		Total
	Convertible				Other		Shareholders’
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Income (loss)	Deficit	(Deficit)
Balances at December 31, 2006	1,544,626	$23,669	14,765,474	$283,914	$4	$(287,865)	$(3,947)
Issuance of common stock in public offering, net (unaudited)	—	—	37,950,000	33,178	—	—	33,178
Issuance of common stock upon conversion of preferred stock related to public offering (unaudited)	(1,544,626)	(23,669)	1,235,699	23,669	—	—	23,669
Issuance of common stock under the employee stock purchase plan (unaudited)	—	—	100,407	103	—	—	103
Reversal of restricted stock award due to forfeiture (unaudited)	—	—	(4,875)	—	—	—	—
Stock-based compensation related to issuance of stock option grants (unaudited)	—	—	—	1,097	—	—	1,097
Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	(16,990)	(16,990)
Net change in unrealized gain (loss) on available-for-sale investments (unaudited)	—	—	—	—	(12)	—	(12)

Total comprehensive loss (unaudited)							(17,002)

Balances at September 30, 2007 (unaudited)	—	$—	54,046,705	$341,961	$(8)	$(304,855)	$37,098

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2007
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company”, “Aradigm”, “we”, “us”, and/or “our”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmunologists. Our principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. We do not anticipate receiving any revenue from the sale of products for at least the next several years. Our ability to continue our development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments at September 30, 2007 are sufficient to enable us to meet our obligations through 2008. Management expects to be able to obtain additional funds through collaborative arrangements, equity issuances and/or debt arrangements. We operate as a single operating segment, the development and eventual commercialization of a portfolio of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases by pulmonologists.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of our operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue and assumptions for valuing options, warrants and other stock-based compensation. Actual results could differ from these estimates.
Revenue Recognition
     Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. Under the agreements, revenue is recognized once costs are incurred and collectibility is reasonably assured. Under some agreements our collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements revenue is recognized upon confirmation from the collaborator of acceptance of work performed and payment amount. Deferred revenue represents the portion of the nonrefundable research payment received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.
     We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.
Impairment or Disposal of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.
Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt this guidance beginning on January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet decided if we will choose to measure any eligible financial assets and liabilities at fair value.
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
3. Stock-Based Compensation
     The following table shows the stock-based employee compensation expense included in the statement of operations for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Costs and expenses:
Research and development	$183	$196	$438	$666
General and administrative	211	236	575	620

Total stock-based compensation expense	$394	$432	$1,013	$1,286

Impact on basic and diluted net income (loss) per common share	$(0.01)	$(0.03)	$(0.02)	$(0.09)

     There was no capitalized stock-based employee compensation cost as of September 30, 2007. Because we have cumulative net losses as of September 30, 2007, there was no recognized tax benefit associated with stock-based compensation expense.
     Total compensation expense for restricted stock awards was $18,000 and $25,000 for the three-month period ended September 30, 2007 and 2006, respectively, and was $54,000 and $67,000 for the nine-month period ended September 30, 2007 and 2006, respectively. As of September 30, 2007, 49,691 shares subject to unvested restricted share awards are outstanding. As of September 30, 2007, $185,000 of total unrecognized compensation expense, net of forfeitures, related to non-vested stock awards is expected to be recognized over a weighted average period of 2.4 years.
     Total compensation expense for employee stock options and stock purchases under the employee stock purchase plan was $376,000 and $407,000 for the three-month period ended September 30, 2007 and 2006, respectively, and was $959,000 and $1,219,000 for the nine-month period ended September 30, 2007 and 2006, respectively. As of September 30, 2007, $1.9 million of total unrecognized compensation expense, net of forfeitures, related to non-vested stock options and stock purchases is expected to be recognized over a weighted average period of 2.4 years.
     Total compensation expense for stock options issued to consultants was $14,000 and $500 for the three-month period ended September 30, 2007 and 2006, respectively, and was $84,000 and $0 for the nine-month period ended September 30, 2007 and 2006, respectively.

     As of September 30, 2007, we had outstanding shares or options under the following share-based compensation plans, which are more fully described in our 2006 Annual Report on Form 10-K:
     2005 Equity Incentive Plan
     The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which our selected officers, directors, scientific advisory board members, employees, consultants, and affiliates could be given an opportunity to acquire an equity interest in us. All employees, directors, officers, scientific advisory board members and consultants are eligible to participate in the 2005 Plan. As of September 30, 2007, we had 3,307,448 shares of common stock available for future issuance under the 2005 Plan.
     1996 Non-Employee Directors’ Plan
     The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There was no activity in the Directors’ Plan during the nine months ended September 30, 2007 or the year ended December 31, 2006. As of September 30, 2007, options to purchase an aggregate of 14,643 shares remain outstanding with exercise prices ranging from $41.25 to $120.63, with no additional shares available for grant.
     Employee Stock Purchase Plan
     In April 1996, our Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and our shareholders approved the adoption of the Purchase Plan in June 1996. Employees generally are eligible to participate in the Purchase Plan if they have been continuously employed by us for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater stockholder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of fifteen percent of earnings or $25,000. As of September 30, 2007 a total of 809,560 shares have been issued under the Purchase Plan, leaving a balance of 240,440 shares available for future issuance.
Valuation Assumptions
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three and nine months ended September 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods are as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
The 2005 Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	72.8%	87.4%	81.2%	86.7%
Risk-free interest rate	4.0%	4.8%	4.9%	4.9%
Expected life (years)	4.0	4.2	4.0	4.2
Weighted-average fair value of options granted during the periods	$0.76	$1.22	$0.82	$1.42

The Purchase Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	82.7%	85.7%	82.7%	85.7%
Risk-free interest rate	4.8%	4.8%	4.8%	4.8%
Expected life (years)	1.3	0.7	1.3	0.7
Weighted-average fair value of employee stock purchases during the periods	$0.61	$1.33	$0.61	$1.33

Stock Option Activity
     A summary of the status of our stock option plans at September 30, 2007 and changes during the nine months then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at January 1, 2007	3,064	$8.90	8.28	$—
Options granted	728	1.30	9.56	—
Options exercised	—	—	—	—
Options cancelled	(943)	10.33	—	—

Options outstanding at September 30, 2007	2,849	6.49	8.20	44

Options exercisable at September 30, 2007	1,368	11.57	7.26	15

     During the three months ended September 30, 2007, we did not grant options to employees, Board members or consultants to purchase shares of common stock and for the nine months ended September 30, 2007, we granted options to employees, Board members and consultants to purchase 529,650, 95,000 and 103,600 shares of common stock, respectively. There were no options exercised during the nine months ended September 30, 2007.
     The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number	contractual	average	Number	Average
Range of	outstanding	life	exercise	exercisable	Exercise
Exercise Price	(in thousands)	(in years)	price	(in thousands)	Price
$1.02-$1.15	47	9.12	$1.07	23	$1.02
$1.23-$1.23	316	9.37	$1.23	77	$1.23
$1.37-$1.37	370	9.72	$1.37	37	$1.37
$1.41-$1.64	90	8.71	$1.61	69	$1.61
$1.70-$1.70	300	8.69	$1.70	94	$1.70
$1.80-$1.80	544	8.91	$1.80	339	$1.80
$1.87-$1.87	500	8.86	$1.87	135	$1.87
$3.14-$5.95	317	7.18	$5.04	235	$5.22
$6.25-$61.25	297	4.32	$24.06	291	$24.30
$62.81-$120.63	68	2.15	$91.27	68	$91.27

	2,849			1,368

4. Net Income (Loss) Per Share
     Basic net income (loss) is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. There were no shares subject to repurchase in the nine months ended September 30, 2007.
     The calculation of basic and diluted net income (loss) per share is summarized as follows (in thousands, except per share amounts):

	Three months ended September		Nine months ended September
	30,		30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(6,902)	$13,075	$(16,990)	$(7,643)

Denominator:
Basic weighted average number of common shares outstanding	53,948	14,660	49,617	14,625
Effect of dilutive securities:
Restricted stock awards	—	86	—	—
Convertible preferred stock	—	1,236	—	—

Shares used in calculating diluted net income (loss) per share	53,948	15,982	49,617	14,625

Basic net income (loss) per common share	(0.13)	0.89	(0.34)	(0.52)

Diluted net income (loss) per common share	(0.13)	0.82	(0.34)	(0.52)

     The effects of including the incremental shares associated with options and warrants are anti-dilutive, and are not included in diluted weighted average common shares outstanding for the three months ended September 30, 2006. For the three months ended September 30, 2007 and nine months ended September 30, 2007 and 2006, we excluded common stock equivalents consisting of outstanding stock options, warrants, unvested restricted stock and convertible preferred stock from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. The following securities were excluded from the calculation of diluted loss per as their effect would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Outstanding stock options	2,849	2,919	2,849	2,232
Convertible preferred stock	—	—	—	1,236
Unvested restricted stock	50	—	50	86
Warrants to purchase common shares	836	2,120	836	2,120

	3,735	5,039	3,735	5,674

5. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which for us is primarily comprised of unrealized holding gains and losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive income (loss) and its components are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(6,902)	$13,075	$(16,990)	$(7,643)
Other comprehensive income (loss):	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	(8)	4	(12)	(2)

Comprehensive income (loss)	$(6,910)	$13,079	$(17,002)	$(7,645)

6. Cash, Cash Equivalents and Short-Term Investments
     The following summarizes the fair value of our cash, cash equivalents and short-term investments (in thousands):

	September	December
	30, 2007	31, 2006
Cash and cash equivalents:
Cash and money market fund	$353	$1,248
Commercial paper	34,159	25,765

	$34,512	$27,013

Short-term investments:
Corporate and government notes	$12,509	$501

     We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at September 30, 2007 mature in less than one year. We place our cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
7. Restricted Cash
     In accordance with the terms of our sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) dated July 18, 2007 (see Note 16), we are maintaining a certificate of deposit in the amount of $300,000 as collateral against a letter of credit to secure the refund to Mendel of any unapplied portion of the $300,000 in prepaid rent paid by Mendel. The prepaid rent, of which $72,000 was included in other current accrued liabilities and the remaining balance of $228,000 was included in other non-current liabilities line items in the accompanying balance sheets, will be applied to the 12th, 18th, 24th and 27th monthly rent of the sublease. The letter of credit expires on November 18, 2009.
8. Restructuring and Asset Impairment
     On May 15, 2006 we announced the implementation of a strategic restructuring of our business operations to focus resources on advancing the current product pipeline and developing products focused on respiratory disease, leveraging our core expertise and intellectual property. We accounted for the restructuring activity in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal. The restructuring included a reduction in workforce, the majority of which were research personnel, sale of Intraject*-related assets and vacating part of our leased facility.
     For the three and nine months ended September 30, 2007, we recorded a restructuring and asset impairment charge of $2.1 million relating to the expected loss associated with the subleasing of the office space to Mendel because the monthly payments we expect to receive under the sublease are less than the amounts we will owe the lessor for the sublease space (see Note 16).
     For the three and nine months ended September 30, 2006, we recorded a restructuring and asset impairment charge of $333,000 and $1.7 million, respectively, primarily related to the reduction in our workforce. This expense was included in the restructuring and asset impairment expense line item on the statement of operations. In addition, we recorded non-cash impairment charges of $4.0 million during the three months ended June 30, 2006, which were incurred to write down our Intraject-related assets to their net realizable value. The net realizable value did not include any potential future contingent milestones or royalties. We sold these assets to Zogenix, Inc. (“Zogenix”) during the three months ended September 30, 2006 for an initial payment of $4.0 million and recorded an additional impairment charge of $14,000 (see Note 10).
9. Related Party Transactions
     On August 31, 2007, we and CyDex, Inc. (“CyDex”) entered into a Collaboration Agreement (the “CyDex Agreement”), which contemplates that the parties will collaborate on the development and commercialization of products that utilize our AERx® pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and chronic obstructive pulmonary diseases (COPD). John Siebert, a member of our Board of Directors, is the Chief Executive Officer of CyDex.
     Under the terms of the CyDex Agreement, the parties will share in the revenue from sales and licensing of such products to a third party for further development and commercialization. Details of each collaboration project will be determined by a joint steering committee consisting of members appointed by each of the parties. Costs of each collaboration project will be borne 60% by us and 40% by CyDex. Revenues from each collaboration project will be shared in the same ratio. The CyDex Agreement commenced on August 31, 2007 and, unless terminated earlier, will extend for a minimum period of two years. Either party may terminate the Agreement upon advance notice to the other party, and the non-terminating party will retain an option to continue the development and commercialization of any terminated product, subject to payment of a royalty to the terminating party.
     We did not recognize any revenue or any significant expense relating to CyDex during the three months and nine months ended September 30, 2007.
     On July 3, 2006, we and Novo Nordisk A/S (“Novo Nordisk”), a less than 1% holder of our common stock, entered into a Second Amended and Restated License Agreement to reflect: (i) the transfer by us of certain intellectual property, including all rights, title and interest to the patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by us for a cash payment to us of $12.0 million, with Aradigm retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx® insulin Diabetes Management System (iDMS) product and; (iii) a loan to us in the principal amount of $7.5 million.
     The $12.0 million and the $8.0 million were included in gain on sale of patent and royalty interest line item in the accompanying statements of operations for the three and nine month periods ended September 30, 2006. The loan bears interest accruing at 5% per annum and the principal along with the accrued interest was payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The loan was secured by a pledge of the net royalty stream payable to us by Novo Nordisk pursuant to the License Agreement.
     During the three months and nine months ended September 30, 2007, we have $0 and $23,000 related party revenues with Novo Nordisk and its subsidiary, Novo Nordisk Delivery Technologies (“NNDT”), respectively, and $1,000 and $6,000 related party research and development expenses, respectively.
10. Sale of Intraject-Related Assets
     In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, a newly created private company that had some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We received a $4.0 million initial payment and will be entitled to a milestone payment upon initial commercialization and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology. We recorded non-cash impairment charges of $14,000 and $4.0 million during the three and nine months ended September 30, 2006, respectively, which were incurred to write down our Intraject-related assets to their net realizable value. The net book value of these assets at the time of sale was $4.0 million. The net realizable value did not include any potential future contingent milestones or royalties. We sold these assets to Zogenix during the three months ended September 30, 2006 for an initial payment of $4.0 million.
11. Exclusive License, Development and Commercialization Agreement
     On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc. (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence® technology for the treatment of pulmonary arterial hypertension (PAH) and other potential therapeutic indications.
     Under the terms of the Lung Rx Agreement, we received an upfront fee of $440,000 from Lung Rx, which will be followed by an additional fee of $440,000 four months after the signing date. The upfront fee of $440,000 we received has been reflected as deferred revenue in the accompanying balance sheet. Under the terms of the Lung Rx Agreement, we will initiate and be responsible for conducting and funding a study that includes a bridging clinical trial intended to compare the AERx Essence technology to the nebulizer used in the recently completed Phase 3 registration trial conducted by United Therapeutics for treprostinil with a nebulizer. We expect the bridging clinical trial will be completed in 2008.

     Following successful completion of the bridging study, we will receive from Lung Rx certain milestone payments and license fees. These fees are expected to be paid within three years of signing the Lung Rx Agreement and total up to $9.65 million. In addition, Lung Rx will purchase $3.47 million of our common stock at the average closing price for the thirty day period prior to specified events. Under the terms of the Lung Rx Agreement, following successful completion of the bridging study, Lung Rx will also pay for the remaining development costs to commercialize and be responsible for manufacturing inhaled treprostinil with AERx Essence technology.
     Following commercialization of the product, we will receive royalties from Lung Rx on a tiered basis of up to 10% of net sales of any licensed products.
12. Manufacturing and Supply Agreement
     On August 8, 2007, we entered into a Manufacturing and Supply Agreement (the “Enzon Agreement”) with Enzon Pharmaceuticals, Inc. “Enzon”) related to our ARD-3100 program, an inhaled formulation of Liposomal Ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis. Under the Enzon Agreement, Enzon will manufacture and supply us with Ciprofloxacin, Liposomal Ciprofloxacin, and other products that may be identified by us. For manufacturing the initial two products, we will pay Enzon costs and fees totaling $3,294,500 in addition to costs and fees for stability studies or other services that may be agreed by both parties. The agreement commenced on August 8, 2007, and will extend for a period of five years, unless terminated earlier by either party.
13. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2007.
     The Tax Reform Act of 1986 under Section 382, as amended, limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. We are currently in the process of performing this ownership analysis and it is possible that there has been a “Section 382” change in ownership. In the event we have a change in ownership, as defined, the annual utilization of such carry forwards could be limited and our loss and credit carry forwards may expire unused. Our net operating losses and tax credit carry forwards are more fully described in our 2006 Annual Report on Form 10-K.
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
14. Public Offering of Common Shares
     On January 30, 2007, we received $33.9 million from the closing of a public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock was converted to 1,235,699 shares of common stock, and no liquidation preference or other preferential rights remained. As of September 30, 2007, we had 54,046,705 common shares outstanding.
15. CFO Departure
     On June 5, 2007, we announced the departure of Mr. Thomas C. Chesterman as our Senior Vice President, Chief Financial Officer and Secretary, effective June 20, 2007. Under the terms of our severance benefit agreement, Mr. Chesterman was entitled to a severance package including his annual base salary of $306,000, a bonus in the amount of $116,531 representing his 2007 target bonus award multiplied by the average annual percentage achievement of corporate goals for the three complete fiscal years preceding his departure date, and the continuation of his health insurance benefits for twelve months from the date of departure. In addition, Mr. Chesterman was paid his accrued vacation balance of $48,842 at the time of his departure. We recorded severance expense of $306,000 in June 2007 and expect to complete payment of the remaining severance by July 2008.
16. Sublease Agreement
     On July 18, 2007, we entered into a sublease agreement with Mendel, to sublease approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. The sublease consists of approximately 46,000 square feet of office and laboratory space and an additional rentable space of 2,000 square feet to be vacated by us no later than March 15, 2008. We lease the space pursuant to a lease agreement dated January 28, 1998, as amended (the “Master Lease”), between us and Hayward Point Eden I Limited Partnership.
     The sublease commenced on July 18, 2007 and expires on July 8, 2016. Mendel will make monthly base rent payments totaling $4.6 million through August 2012 that will offset a portion of our existing building lease obligation. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. If the option to terminate the sublease is not exercised by Mendel, we will receive an additional $4.0 million through the expiration of the sublease in 2016. Mendel will also pay us its share of all pass through costs such as taxes, operating expenses, and utilities based on the percentage of the facility space occupied by them. On July 18, 2007, Mendel paid $75,000 in cash and provided a letter of credit in the amount of $150,000 as collateral for a security deposit. The letter of credit expires on July 3, 2012.
     During the third quarter of 2007, we recorded a $2.1 million lease exit liability and related expense for our expected loss on the sublease, in accordance with SFAS 146, because the monthly payments we expect to receive under the sublease are less than the amounts we will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of our minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the statements of operations.
     The lease exit liability activity for the third quarter of 2007 is as follows (in thousands):

Loss on sublease	$2,063
Accretion expense	16
Lease payments	(235)

Balance at September 30, 2007	$1,844

     We recorded $377,000 of the $1.8 million lease exit liability at September 30, 2007 in current liablities and the remaining $1.5 million in non-current liabilities in the accompanying balance sheet.
     In addition to recording the lease exit liability and related loss, we reversed the deferred rent liability, and wrote off leasehold improvements, related to the sublease space. These amounts are included in restructuring and asset impairment expense for the third quarter of 2007 and are summarized as follows (in thousands):

Loss on sublease	$2,063
Lease commission	420
Accretion expense	16
Reversal of deferred rent liability related to sublease space	(620)
Write-off of leasehold improvements and equipment related to sublease space, net	180

Total restructuring and asset impairment expense	$2,059

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
     Our business is subject to significant risks including, but not limited to, our ability to implement our new product development strategy, our ability to obtain additional financing, the success of product development efforts, our dependence on collaborators for certain programs, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products for at least the next several years. As of September 30, 2007, we had an accumulated deficit of $304.9 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. (See Note 14 of the notes to the condensed financial statements.)
     We have performed initial feasibility work and conducted early stage clinical work on a number of potential products and have been compensated for expenses incurred while performing this work in several cases pursuant to feasibility study agreements and other collaborative arrangements. We will seek to develop certain potential products ourselves, including those that can benefit from our experience in pulmonary delivery, that have markets we can address with a targeted sales and marketing force and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products. For other potential products with larger or less concentrated markets, we may seek to enter into development and commercialization agreements with collaborators.
Restructured Relationship with Novo Nordisk
     During 2005, our collaborative agreement with Novo Nordisk and its subsidiary, NNDT, contributed approximately 76% of our total contract revenues. From the inception of our collaboration in June 1998 through December 31, 2006, we have received from Novo Nordisk approximately $137.1 million in product development payments, approximately $13.0 million in milestone payments and $35.0 million from the purchase of our common stock by Novo Nordisk and its affiliates. All product development and milestone payments received to date have been recognized as revenue.

     As of January 26, 2005, we restructured the AERx iDMS program, pursuant to a restructuring agreement entered into with Novo Nordisk and NNDT in September 2004. Under the terms of the restructuring agreement we sold certain equipment, leasehold improvements and other tangible assets used in the AERx iDMS program to NNDT, for a cash payment of approximately $55.3 million (before refund of cost advances made by Novo Nordisk). Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. In connection with the restructuring transaction, we entered into various related agreements with Novo Nordisk and NNDT effective January 26, 2005, including the following:
•	an amended and restated license agreement amending the development and license agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of the AERx iDMS, which royalties run until the later of last patent expiry or last use of our intellectual property and which apply to future enhancements or generations of our AERx delivery technology;

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and AERx Strip® dosage forms filled with compounds provided by us in support of preclinical and initial clinical development of other products that incorporate our AERx delivery system; and

•	an amendment of the common stock purchase agreement in place with Novo Nordisk prior to the closing of the restructuring transaction, (i) deleting the provisions whereby we can require Novo Nordisk to purchase certain additional amounts of common stock, (ii) imposing certain restrictions on the ability of Novo Nordisk to sell shares of our common stock and (iii) providing Novo Nordisk with certain registration and information rights with respect to these shares.
     In addition, pursuant to the restructuring agreement, we terminated a manufacturing and supply agreement and a patent cooperation agreement, each previously in place with Novo Nordisk and dated October 22, 2001.
     On July 3, 2006, we further restructured our relationship with Novo Nordisk by entering into a Second Amended and Restated License Agreement to reflect the following:
•	our transfer to Novo Nordisk of certain intellectual property, including all rights, title and interest to the patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by us for a cash payment to us of $12.0 million, with Aradigm retaining exclusive, royalty-free control of these patents outside the field of glucose control.

•	our receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on our average royalty rate for the commercialized AERx iDMS product. As a result, we will receive royalty rates, should commercialization occur, under our agreement with Novo Nordisk that will rise to an average of five percent or higher (instead of six percent or higher) by the fifth year after commercialization.

•	our issuance of an eight-year promissory note to Novo Nordisk in connection with our receipt from Novo Nordisk of a loan in the principal amount of $7.5 million with interest at 5% per year that will be payable to Novo Nordisk in three equal annual payments commencing in July 2012. Our obligations under the note are secured by royalty payments upon any commercialization of the AERx iDMS product.
     We and Novo Nordisk continue to cooperate and share in technology development, as well as intellectual property development and defense. Both we and Novo Nordisk have access to any developments or improvements the other might make to the AERx delivery system, within their respective fields of use. Novo Nordisk is a less than 1% holder of our common stock and is restricted from disposing of the common stock until January 1, 2009 or the earlier occurrence of certain specified events.
     In August 2006, Novo Nordisk announced that it had filed a lawsuit against Pfizer claiming that Pfizer’s inhaled insulin product, Exubera*, which Pfizer has been developing with Nektar Therapeutics, infringes a patent originally owned by us and now owned by Novo Nordisk with rights retained by us outside the field of glucose control. We could be entitled to a portion of any proceeds received by Novo Nordisk from a favorable outcome. On October 18, 2007, Pfizer announced that it will no longer make Exubera available to patients and that it will be returning the rights for the product to Nektar. The future of this lawsuit is unknown at this stage.
Purchase and Sale of Intraject Technology
     In May 2003, we acquired selected assets from the Weston Medical Group, a company based in the United Kingdom, including the Intraject needle-free delivery technology, related manufacturing equipment and intellectual property and associated transfer costs, for a total of $2.9 million. The purchase price and additional costs were allocated to the major pieces of purchased commercial equipment for the production of Intraject and were recorded in property and equipment as construction-in-progress. No costs or expenses were allocated to intellectual property or in-process research and development on a pro-rata basis, because of the lack of market information, the early stage of development and the immateriality of any allocation to intellectual property or in-process research and development based on the substantial value of the tangible assets acquired.
     In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, a newly created private company that had some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We recorded a non-cash impairment charge of $4.0 million in the third quarter of 2006 to write down our Intraject-related assets, based solely on their net realizable value without giving effect to any future milestone or royalty payments. We sold these assets for a $4.0 million initial payment and we are entitled to a milestone and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology.
Product Candidates
     Products in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our controlled inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Stage of
Product Candidate	Indication	Development
Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Preclinical
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical
ARD-1600 (Nicotine)	Tobacco Smoking Cessation	Phase 1

Collaborative Programs Under Development
AERx iDMS (Insulin)	Type 1 and Type 2 Diabetes	Phase 3
ARD-1300 (Hydroxychloroquine)	Asthma	Phase 2 (1)
ARD-1550 (Treprostinil)	Pulmonary Arterial Hypertension	Preclinical
ARD-1700 (combination products)	Asthma	Preclinical

(1)	A Phase 2a clinical study did not meet pre-specified clinical endpoints. The program is currently under review by APT Pharmaceuticals (“APT”), and is in our view, unlikely to continue.

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
     We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. We are currently conducting additional preclinical development and we have initiated human clinical studies in the second half of 2007, with Phase 2a efficacy results in cystic fibrosis patients expected by the end of the first quarter of 2008. We expect to incur expenses of up to $5.6 million in 2007 to complete preclinical studies and fund early stage clinical trials and related manufacturing requirements for ARD-3100. In order to reach commercialization of ARD-3100, we estimate we will need to spend an additional $15 million to $20 million. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system. We share the formulation and manufacturing development as well as the safety data developed for our inhalation anthrax program discussed below in the development of this CF opportunity. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections.
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
     We believe that AERx iDMS possesses features that will benefit diabetes patients and will provide an advantage over competitive pulmonary insulin products or can be used as a replacement for or adjunct to currently available therapies. Some of the other key features of the AERx iDMS system are also quite different from other inhaled insulin products such as Exubera, the inhaled insulin product that was developed by Pfizer with Nektar. Our patented breath control methods and technologies guide patients into the optimal breathing pattern for effective insulin deposition in and absorption from the lung. An optimal breathing pattern for insulin delivery depends on several elements: actuation of drug delivery at the early part of inspiration, control of inspiratory flow rate, and the state of inflation of the lung after the insulin is deposited, with the fully inflated lung providing the most desirable absorption profile. We believe a patient’s ability to breathe reproducibly will be required to assure adequate safety and efficacy of inhaled insulin for the treatment of Type 1 and Type 2 diabetes. Our system also allows patients to adjust dosage in single unit increments, which is key to proper glucose control in diabetes. AERx iDMS offers the ability for patients and physicians to monitor and review a patient’s dosing regimen. We believe the combination of breath control, high efficiency of delivery to the lung and single unit adjustable dosing in an inhalation device will make AERx iDMS a competitively attractive product.
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
     The Phase 3 clinical trials are expected to include a total of approximately 3,000 Type 1 and Type 2 diabetes patients. The trials include treatment comparisons with other medicaments for the treatment of diabetes. The longest trial is expected to last 27 months. Novo Nordisk announced in October 2006 that it expects approval of the product in 2010 with a second generation device that is significantly smaller and lighter than its predecessor. As with any clinical program, there are many factors that could delay the launch or could result in AERx iDMS not receiving or maintaining regulatory approval.
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
ARD-1300 — Hydroxychloroquine for the Treatment of Asthma
     The ARD-1300 program was investigating a novel aerosolized formulation of hydroxychloroquine, or HCQ, as a treatment for asthma under collaboration with APT, a privately held biotechnology company. Data from studies in which HCQ was orally administered to humans suggested that HCQ could be effective in the treatment of asthma. We and APT hypothesized that targeted delivery of HCQ to the airways may enhance the effectiveness of the treatment of asthma relative to systemic delivery of HCQ while reducing side effects by decreasing exposure of the drug to other parts of the body.
     Development
     APT has funded all activities in the development of this program. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. APT has not indicated its intentions to pursue any further studies in asthma, and we believe it is unlikely that this program will continue.
ARD-1550 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension
     On August 30, 2007, we signed the Lung Rx Agreement with Lung Rx, a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of PAH and other potential therapeutic indications.
     Under the terms of the Lung Rx Agreement, we will initiate and be responsible for conducting and funding a study that includes a bridging clinical trial intended to compare the AERx Essence technology to the nebulizer used in United Therapeutics’ recently completed Phase 3 registration trial “TRIUMPH” for treprostinil. We expect the bridging clinical trial will be completed in 2008. Following successful completion of the bridging study Lung Rx will pay for the remaining development costs to commercialize and be responsible for manufacturing inhaled treprostinil with AERx Essence technology.
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
     Prostacyclin analogues are an important class of drugs used for the treatment of hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin* and is administered by intravenous or subcutaneous infusion. We believe that our ARD-1550 product candidate potentially could offer a non-invasive, more direct and patient-friendly approach to treatment to replace or complement currently available treatments. Actelion Pharmaceuticals Ltd. markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis* that is administered six to nine times per day using a nebulizer, with each treatment lasting four to nine minutes. We believe administration of treprostinil by inhalation using our AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. Based on our previous work with United Therapeutics, we also believe that in the future our sustained release formulation may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing therapies.
Development
     We are currently preparing for a bridging study in 2008 to compare treprostinil delivered by inhalation using the AERx Essence system to the nebulizer used in the United Therapeutics’ recently completed Phase 3 trial.
ARD-1600 (Nicotine) Tobacco Smoking Cessation Therapy
     According to the National Center for Health Statistics (“NCHS”), 21% of the U.S. population age 18 and above currently smokes cigarettes. The World Health Organization estimates that 650 million people worldwide are smokers, which results in a health cost equivalent to $200 billion, $75 billion in the U.S. alone. Further, the NCHS indicates that nicotine dependence is the most common form of chemical dependence in this country. As a result, quitting tobacco use is difficult and oftentimes requires multiple attempts, as users often relapse because of withdrawal symptoms. Our goal is to develop an inhaled nicotine product that would address effectively the acute craving for cigarettes and through gradual reduction of the peak nicotine levels wean-off the patients from cigarettes smoking and from the nicotine addiction.
Development
     The initial laboratory work on this program was partly funded under grants from the National Institutes of Health.
     We have recently completed the first human clinical trial delivering aqueous solutions of nicotine using the palm-size AERx Essense system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.
     We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We will be seeking collaberations with government and non-government organizations to further develop this product.
Additional Potential Product Applications
     We have demonstrated in human clinical trials to date effective deposition and, where required, systemic absorption of a wide variety of drugs, including small molecules, peptides and proteins, using our AERx delivery system. We intend to identify additional pharmaceutical product opportunities that could potentially utilize our proprietary delivery systems for the pulmonary delivery of various drug types, including proteins, peptides, oligonucleotides, gene products and small molecules. We have demonstrated in the past our ability to successfully enter into collaborative arrangements for our programs, and we believe additional opportunities for collaborative arrangements exist outside of our core respiratory disease focus, for some of which we have data as well as intellectual property positions. The following are descriptions of two potential opportunities:
•	Cyclodextrin Combination Products for Asthma and other Chronic Obstructive Pulmonary Disease. Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounts for $11.5 billion in direct healthcare costs annually in the United States, of which the largest single expenditure, at $5 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, asthma affected 41.5 million people in developed countries in 2005, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom. According to the American Lung Association, non-asthma COPD was the fourth leading cause of death in America, claiming the lives of 118,171 Americans in 2004. In 2005, an estimated 8.9 million Americans reported a physician diagnosis of chronic bronchitis, an obstructive disease of the lung. We and CyDex began in August 2007 to collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and COPD.

•	Pain Management System. Based on our internal work and a currently dormant collaboration with GlaxoSmithKline, we have developed a significant body of preclinical and Phase 1 clinical data on the use of inhaled morphine and fentanyl, and Phase 2 clinical data on inhaled morphine, with our proprietary AERx delivery system for the treatment of breakthrough pain in cancer and post-surgical patients.
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
Critical Accounting Policies and Estimates
     We consider certain accounting policies related to revenue recognition, stock-based compensation, and impairment of long-lived assets to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition of deferred revenue, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.
Revenue Recognition
     Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. Under the agreements, revenue is recognized once costs are incurred and collectibility is reasonably assured. Under some agreements our collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements revenue is recognized upon confirmation from the collaborator of acceptance of work performed and payment amount. Deferred revenue represents the portion of the nonrefundable research payment received that has not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are generally recognized as revenue either upon the completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreements when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues and are included in research and development expenses. Refundable development and license fee payments are deferred until the specified performance criteria are achieved. Refundable development and license fee payments are generally not refundable once the specific performance criteria are achieved and accepted.
     We recognize revenue in accordance with EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables and the SEC Staff Accounting Bulletin No. 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.
Impairment of Long-Lived Assets
     We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable in accordance with SFAS 144. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Future cash flows that are contingent in nature are generally not recognized. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized on the statements of operations.
Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with SFAS 146, we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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
     For the three months ended September 30, 2007 and 2006, we recognized stock-based expense of $394,000 and $432,000, respectively. We recognized expense for stock-based compensation of $1.0 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.
Results of Operations
Three months ended September 30, 2007 and 2006
Revenues

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Revenues:
Related parties	$—	$9	(100)%
Percentage of total revenues	0%	1%
Unrelated parties	230	1,117	(79)%
Percentage of total revenues	100%	99%

Total Revenues	$230	$1,126	(80)%

     We did not have any revenue from the related parties in the three months ended September 2007 compared to the same quarter in 2006 due to the fact that we did not perform any contract work for NNDT during this period. The decrease in the unrelated party revenues was mainly due to the conclusion of most of our collaboration agreements in 2006 and our shift in focus away from collaborations and towards self-funded product development. For the three months ended September 30, 2007, the unrelated party revenues consist of $38,000 from our transition agreement with Zogenix and $192,000 for final payment from our collaboration with APT for ARD-1300.
Research and Development Expenses

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Research and development expenses:
Collaborative	$(46)	$999	(105)%
Self-funded	3,945	3,548	11%

Total research and development expenses	$3,899	$4,547	(14)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. The decrease in collaborative program expenses in the three months ended September 30, 2007 over the comparable period in fiscal 2006 was due primarily to the completion of collaborative agreements and the transition from contract research agreements to focus on the development of our lead candidate, ARD-3100. The increase in research and development expense for self-funded projects was due primarily to a strategic restructuring of our business to focus resources on advancing our current product candidates. In August 2006, we sold all of our assets related to the Intraject technology platform to Zogenix (see Note 10 of the notes to the condensed financial statements). We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidate, ARD-3100, and other self-funded product opportunities, which will be slightly offset by a decrease in the facility expense as a result of our facility sublease agreement with Mendel (see Note 16 of the notes to the condensed financial statements).
     Stock-based compensation expense charged to research and development for the three months ended September 30, 2007 and 2006 was $183,000 and $196,000, respectively.
General and Administrative Expenses

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
General and administrative expenses	$1,757	$3,514	(50)%

     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, trademarks, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months ended September 30, 2007 decreased over the comparable period in 2006 primarily as a result of the reduction in force announced in May 2006 and October 2006, the reduction in legal expenses in 2007 compared to the same period in 2006 when we incurred substantial legal expenses resulting from our restructuring and financing activities, and the reduction in building lease expense due to the sublease to Mendel. Our general and administrative expenses are expected to continue to decrease as a result of our facility sublease agreement with Mendel (see Note 16 of the notes to the condensed financial statements).
     Stock-based compensation expense charged to general and administrative expenses for the three months ended September 30, 2007 and 2006 were $211,000 and $236,000, respectively.
Restructuring and Asset Impairment

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Restructuring and asset impairment expenses	$2,059	$347	493%

     Restructuring and asset impairment expenses for the three months ended September 30, 2007 were related to the expected loss associated with the subleasing of the office space to Mendel because the monthly payments we expect to receive from Mendel under the sublease are less than the amounts we will owe to the lessor for the sublease space (see Note 16 of the notes to the condensed financial statements). Restructuring and asset impairment expenses for the three months ended September 30, 2006 were primarily comprised of severance related expenses including payroll, health insurance expenses, and outplacement expenses.

Gain on Sale of Patents and Royalty Interest

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Gain on sale of patents and royalty interest	$—	$20,000	(100)%

     The $20 million gain on sale of patents and royalty interest in the three month ended September 30, 2006 reflected two transactions entered into by us with Novo Nordisk, a related party; (i) the transfer by us of certain intellectual property, including all rights, title and interest to the patents that contained claims that pertained generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which were linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by us for a cash payment to us of $12.0 million, with us retaining exclusive, royalty-free control of these patents outside the field of glucose control; and (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to us for a cash payment to us of $8.0 million (see Note 9 of the notes to the condensed financial statements). We did not sell any patents and royalty interest in the three months ended September 30, 2007.
Interest Income, Interest Expense and Other Expense

	Three months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Interest income, interest expense and other expense:
Interest income	$684	$459	49%
Interest expense	(101)	(95)	6%
Other expense	—	(7)	(100)%

Total interest income, interest expense and other expense	$583	$357	63%

     Interest income for the three months ended September 30, 2007 increased $225,000 over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the interest expense on the $7.5 million note payable with an interest rate of 5%, issued to Novo Nordisk in July 2006 (see Note 9 of the notes to the condensed financial statements).
Nine Months Ended September 30, 2007 and 2006
Revenues

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Revenue:
Related parties	$23	$59	(61)%
Percentage of Total Revenue	2%	1%
Unrelated parties	920	3,947	(77)%
Percentage of Total Revenue	98%	99%

Total Revenue	$943	$4,006	(76)%

     The primary reason for the decreases in related party revenues was due to the conclusion of the restructuring agreement with Novo Nordisk in January 2006. For the nine-month period ended September 30, 2007, we recorded $23,000 in related party revenue from our contract with NNDT. Similarly, the primary reason for the decrease in unrelated party revenues was the conclusion of most of our collaboration agreements in 2006 and our shift in focus away from collaborations and towards self-funded product development. For the nine-month period ended September 30, 2007, we recorded collaborative revenues of $566,000 related to ARD-1100 funded by DRDC, $141,000 from our transition agreement with Zogenix, $192,000 from APT and $21,000 from Respironics.
Research and Development Expenses

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Research and development expenses:
Collaborative	$759	$4,107	(82)%
Self-funded	10,388	13,538	(23)%

Total research and development expenses	$11,147	$17,645	(37)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. The decrease of $3.3 million in collaborative program expenses in the nine months ended September 30, 2007 was due primarily to the transition from contract research agreements to focus on the development of our lead candidate, ARD-3100. Similarly, the decrease of $3.2 million in research and development expense for self-funded projects was due primarily to a strategic restructuring of our business to focus resources on advancing our lead product candidate and the sale of Intraject-related assets to Zogenix in August 2006 (see Note 10 of the notes to the condensed financial statements). We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidate, ARD-3100, and other self-funded product opportunities, which will be slightly offset by a decrease in the facility expense as a result of our facility sublease agreement with Mendel (see Note 16 of the notes to the condensed financial statements).
     Stock-based compensation expense charged to research and development was $438,000 and $666,000 for the nine-month period ended September 30, 2007 and 2006, respectively.
General and Administrative Expenses

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
General and administrative expenses	$6,470	$9,051	(29)%

     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, trademarks, insurance, marketing research, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the nine months ended September 30, 2007 decreased over the comparable period in 2006 primarily as a result of the reduction in force announced in May 2006 and October, 2006, and a reduction in legal expenses. We expect that our general and administrative expenses will continue to decrease as a result of our facility sublease agreement with Mendel (See Note 16 of the notes to the condensed financial statements).

     Stock-based compensation expense charged to general and administrative expenses were $575,000 and $620,000 for the nine months period ended September 30, 2007 and 2006, respectively.
Restructuring and Asset Impairment

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Restructuring and asset impairment expenses	$2,059	$5,717	(64)%

     Restructuring and asset impairment expenses for the nine months ended September 30, 2007 were related to the expected loss associated with the subleasing of the office space to Mendel because the monthly payments we expect to receive from Mendel under the sublease are less than the amounts we will owe to the lessor for the sublease space (see Note 16 of the notes to the condensed financial statements).
     Restructuring and asset impairment expenses in the same period in 2006 were comprised of severance-related expenses including payroll, health insurance payments, outplacement expenses and Intraject-related asset impairment expenses. Severance-related expenses for the nine months ended September 30, 2006 were approximately $1.7 million due to the reduction in workforce announced on May 15, 2006 and the departure of our former President and Chief Executive Officer, our former Senior Vice President of Operations, and our former Senior Vice President and Chief Scientific Officer, in August 2006. In addition, we recorded an asset impairment expense of $4.0 million during the nine months ended September 30, 2006 to reflect the write-down of our Intraject-related assets to their net realizable value.
Gain on Sale of Patents and Royalty Interest

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Gain on sale of patents and royalty interest	$—	$20,000	(100)%

     The $20 million gain on sale of patents and royalty interest in the nine months ended September 30, 2006 reflected two transactions entered into by us with Novo Nordisk, a related party; (i) the transfer by us of certain intellectual property, including all rights, title and interest to the patents that contained claims that pertained generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which were linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by us for a cash payment to us of $12.0 million, with us retaining exclusive, royalty-free control of these patents outside the field of glucose control; and (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to us for a cash payment to us of $8.0 million (see Note 9 of the notes to the condensed financial statements). We did not sell any patents and royalty interest in the nine months ended September 30, 2007.
Interest Income, Interest Expense and Other Income

	Nine months ended
	September 30,		Change in
	2007	2006	Percent
	(in thousands)
Interest income, interest expense and other income:
Interest income	$2,020	$839	141%
Interest expense	(293)	(101)	190%
Other income	16	26	(38)%

Total interest income, interest expense and other income	$1,743	$764	128%

     Interest income for the nine months ended September 30, 2007 increased $1.2 million over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the expense on the $7.5 million note payable, with an interest rate of 5%, issued to Novo Nordisk in July 2006. The decrease in other income primarily reflects the decrease in realized gain from exchange rate transactions with the Canadian government.
Liquidity and Capital Resources
     As of September 30, 2007, we had cash, cash equivalents and short-term investments of $47.0 million and total working capital of $43.9 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases.
     For the nine months ended September 30, 2007, our operating activities used net cash of $12.9 million reflecting our net loss of $17.0 million offset by non-cash charges including leased facility exit cost, stock-based compensation expense, depreciation and amortization expense. Cash was used to pay for invoices outstanding for the Intraject project and to pay for severance related expenses related to the reduction in workforce and to fund accounts receivable, primarily related to the partnered programs.
     This compares to the net cash used in our operating activities for the nine months ended September 30, 2006 of $25.4 million reflecting our net loss of $7.6 million offset by non-cash charges including stock-based compensation expense, impairment charges on property and equipment and depreciation expense, and our use of cash to fund changes in operating assets and liabilities. Cash was used to pay for an increase in invoices outstanding for the Intraject project, to pay for severance related expenses related to the reduction in workforce and to fund accounts receivable, primarily related to the partnered programs.
     For the nine-month period ended September 30, 2007, our net cash used in investing activities was $12.9 million. We used $946,000 for purchases of equipment primarily for the ARD-3100 program and $13.5 million for purchase of short-term investments, which was offset by $1.5 million in proceeds from sales of short-term investments. This compares to net cash provided by investing activities for the nine-month period ended September 30, 2006 of $22.2 million which consisted primarily of our purchase of $1.3 million of fixed assets relating to our Intraject platform and our purchases of $507,000 in securities classified as short-term investments, offset by $4.0 million proceeds from the sale of property and equipment resulting from the restructuring activities and $20.0 million proceeds from sale of patents and royalty and interest to Novo Nordisk.
     Net cash provided by financing activities was $33.3 million for the nine months ended September 30, 2007, due primarily to the proceeds from our public financing completed on January 30, 2007, compared to $7.8 million for the comparable period in the prior year attributable primarily to the proceeds from the $7.5 million promissory note payable issued to Novo Nordisk.
     As of September 30, 2007, we had an accumulated deficit of $304.9 million, working capital of $43.9 million, and a shareholders’ equity of $37.1 million. Management believes that cash and cash equivalents on hand at September 30, 2007 will be sufficient to fund operations through 2008.

Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2007 are disclosed in the following table.

	Payment due by period
	(amounts in thousands)
	Total	2007(1)	2008	2009	2010	2011	2012+

Contractual obligations:
Operating lease obligations	$19,565	$597	$2,421	$2,367	$2,248	$1,992	$9,940
Unconditional capital purchase obligations	669	669	—	—	—	—	—
Unconditional purchase obligations	4,879	4,879	—	—	—	—	—

Total contractual commitments	25,113	6,145	2,421	2,367	2,248	1,992	9,940

Less — sublease payments from Mendel (2)	(8,548)	(207)	(866)	(900)	(927)	(955)	(4,693)

Total contractual commitments — net (2)	$16,565	$5,938	$1,555	$1,467	$1,321	$1,037	$5,247

(1)	For three months ending December 31, 2007

(2)	Included to demonstrate the effect of the sublease with Mendel entered on July 18, 2007. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000 (see Note 16 of the notes to the condensed financial statements).
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
     As of September 30, 2007, we had cash, cash equivalents and short-term investments of $47.0 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes will be immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our existing cash and cash equivalent balances at September 30, 2007, which include net proceeds from our public offering that closed on January 30, 2007 and interest earned on our investments, should be sufficient to fund operations through 2008. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2007, we have an accumulated deficit of $304.9 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
     We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified marketing, management, manufacturing, engineering and development personnel. There is a shortage of skilled personnel in our industry, we face intense competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, who plays a central role in our strategy shift to a specialty pharmaceutical company, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.
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

Item 6. EXHIBITS

Exhibit
Number	Description

10.1(1)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.2(2)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.3(3)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.4#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.5#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment has been sought for portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(3)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
Aradigm, AERx, AERx Essence and AERx Strip are registered trademarks of Aradigm Corporation. *Other names and brands may be claimed as the property of others.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Norman Halleen
Norman Halleen
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1(1)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.2(2)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.3(3)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.4#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.5#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment has been sought for portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(3)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.