Form 10-K
period 2007-12-31
ARADIGM CORP
filed 2008-03-27
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 29, 2007 was: $73,890,816

The number of shares of the registrant’s common stock outstanding as of March 20, 2008 was: 54,776,455

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held in May 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K

Forward Looking Statements

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

These statements reflect our current views with respect to uncertain future events and are based on imprecise estimates and assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report for a variety of reasons, including those under the heading “Risk Factors.”

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of a selection of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Local delivery of drugs to the respiratory tract by inhalation for the treatment of respiratory disease has been shown to be safe and efficacious and to provide a rapid onset of action in conditions such as asthma, chronic bronchitis and cystic fibrosis. We have developed a significant amount of expertise and intellectual property in pulmonary drug delivery for respiratory and systemic diseases over the last decade. We have demonstrated in our laboratory research and clinical trials that our hand-held AERx® pulmonary drug delivery system is particularly suitable for drugs where highly efficient and precise delivery to the respiratory tract is advantageous or essential.

Historically, our development activities consisted primarily of collaborations and product development agreements with third parties. The most notable collaboration has been with Novo Nordisk on the AERx insulin diabetes management system (AERx iDMS) for the treatment of Type I and Type II diabetes. This program began in 1998 and has included nine Phase 3 clinical trials in Type I and Type diabetes patients. On January 14, 2008, Novo Nordisk issued a press release announcing the termination of all pending clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS. The press release stated that Novo Nordisk was not terminating the trials because of any safety concerns. Also on January 14, 2008, we received a 120-day notice from Novo Nordisk terminating the Second Amended and Restated License dated July 3, 2006 between us and Novo Nordisk. We are in discussions with Novo Nordisk to determine the ongoing rights and obligations of the parties in light of Novo Nordisk’s recent decision and to determine what, if any, future collaborations the parties may pursue.

More recently, our business has focused on product development for treatment of respiratory disease, including identifying opportunities that we could develop and commercialize in the United States without a partner. We currently have five respiratory product candidates in development: innovative treatments for cystic fibrosis, bronchiectasis, inhalation anthrax, smoking cessation treatment, and, in collaborations with other companies, pulmonary arterial hypertension and asthma and other chronic obstructive diseases of airways. In selecting our development programs, we primarily seek drugs approved by the United States Food and Drug Administration, or the FDA, that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. We intend to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties.

Pulmonary delivery by inhalation is already a widely used and well accepted method of administration of a variety of drugs for the treatment of respiratory diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract, offering a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there still are significant unmet medical needs in the respiratory disease market, both to replace existing therapies that over prolonged use in patients demonstrate reduced efficacy or increased side effects, as well as to provide novel treatments to patient populations and for disease conditions that are inadequately treated. Based on our analysis of that market data from Business Insights and Wolters Kluwer PHAST, we believe we could potentially address a market opportunity that currently is estimated at approximately $20 billion, and growing at over 10% per year, for inhaled treatments of chronic respiratory diseases.

In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability as a result of pulmonary delivery that could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides, that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. We intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations that will fund development and commercialization.

We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from the opportunities in the respiratory disease market as well as other pharmaceutical markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.

Our Strategy

We have been transitioning our business model toward a specialty pharmaceutical company focused on development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of respiratory diseases. We have chosen to focus on respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for better products in the global respiratory market. This market has produced over 10% growth overall in 2005 with higher growth rates in the areas of innovative products, based on our analysis of market data from Business Insights, Wolters Kluwer PHAST and DataMonitor. There are five key elements of our strategy:

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

•	Accelerate the regulatory approval process. We believe our management team’s regulatory expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because many of our product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for many of these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA. Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce or potentially eliminate the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. In addressing niche market opportunities, we intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for up to seven years as well as regulatory assistance, reduced filing fees and possible tax credits.

•	Develop our own sales and marketing capacity for products in niche markets. We intend to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through opportunistic product development collaborations. We continue to believe that companies can benefit by collaborating with us when our proprietary delivery technologies can create new pharmaceutical and biologics product opportunities. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our validated technologies in collaborations with companies that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

•	Outsource manufacturing activities. We intend to outsource the late stage clinical and commercial scale manufacturing of our products to conserve our capital for product development. We believe that the manufacturing processes for our AERx delivery systems are now sufficiently advanced that the required late stage clinical and commercial manufacturing capacity can be obtained from contract manufacturers. We are also utilizing contract manufacturers to make our liposomal formulations. With this approach, we seek manufacturers whose expertise should allow us to reduce risk and the costs normally incurred if we were to build, operate and maintain large-scale production facilities ourselves.

Product Candidates

Product candidates in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Product Candidate	Indication	Stage of Development

Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Phase 2
ARD-3150 (Liposomal ciprofloxacin)	Bronchiectasis	Phase 1
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical
ARD-1600 (Nicotine)	Tobacco Smoking Cessation	Phase 1
Collaborative Programs Under Development
ARD-1550 (Inhaled treprostinil)(1)	Pulmonary Arterial Hypertension	Preclinical
ARD-1500 (Inhaled liposomal treprostinil)	Pulmonary Arterial Hypertension	Preclinical
ARD-1300 (Hydroxychloroquine)(2)	Asthma	Phase 2
ARD-1700 (combination products)	Asthma, COPD	Preclinical

(1)	A bridging clinical study is to be conducted in 2008 to compare delivery with AERx Essence against the nebulizer used in the completed Phase 3 TRIUMPH study.

(2)	A Phase 2a clinical study did not meet pre-specified clinical endpoints. The program is currently under review by APT, a privately held biotechnology company.

In addition to these programs, we are continually evaluating opportunities for product development where we can apply our expertise and intellectual property to produce better therapies and where we believe the investment could provide significant value to our shareholders. We periodically conduct feasibility studies with other parties in an effort to identify formulations and combinations that may be suitable candidates for additional development.

Proprietary Programs Under Development

Liposomal Ciprofloxacin

Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the treatment of a variety of bacterial infections. Today ciprofloxacin is delivered by oral or intravenous administration. We believe that delivering this potent antibiotic directly to the lung may improve its safety and efficacy in the treatment of pulmonary infections. We believe that our novel sustained release formulation of ciprofloxacin may be able to maintain therapeutic concentrations of the antibiotic within infected lung tissues, while reducing systemic exposure and the resulting side effects seen with currently marketed ciprofloxacin products. To achieve this sustained release, we employ liposomes, which are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug slowly upon contact with fluid covering the airways and the lung. In an animal experiment, ciprofloxacin delivered to the lung of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced significantly higher levels of ciprofloxacin in the lung at all time points and was still detectable at 12 hours. We also believe that for certain respiratory disease indications it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We have at present two target indications with distinct delivery systems for this formulation that share much of the laboratory and production development efforts, as well as a common safety data base.

ARD-3100 and ARD 3150 — Liposomal Ciprofloxacin for the Treatment of Infections in Cystic Fibrosis and Non-CF Bronchiectasis Patients

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

Our liposomal ciprofloxacin CF program represents the first program in which we intend to retain full ownership and development rights for the United States. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development in the most efficient manner. We intend to commercialize this program in the United States on our own.

Development

We have received orphan drug designations from the FDA for this product for the management of CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis — a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in the United States. As a designated orphan drug, liposomal ciprofloxacin is eligible for tax credits based upon its clinical development costs, as well as assistance from the FDA to coordinate study design. The designation also provides the opportunity to obtain market exclusivity for seven years from the date of New Drug Application, or NDA, approval.

We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. In October 2007, we completed a Phase 1 clinical trial in 20 healthy volunteers in Australia. This was a safety, tolerability and pharmacokinetic study that included single dose escalation followed by dosing for one week. Administration of the liposomal formulation by inhalation was well tolerated and no serious adverse reactions were reported. The pharmacokinetic profile obtained by measurement of blood levels of ciprofloxacin following the inhalation of the liposomal formulation was consistent with the profile from sustained release of ciprofloxacin; the blood levels of ciprofloxacin were much lower than those that would be observed following administration of therapeutic doses of ciprofloxacin by injection or via the gastrointestinal tract. We believe that this is a desirable pharmacokinetic profile likely to result in reduction of the incidence and severity of systemic side effects of ciprofloxacin and to be less likely to lead to evolution of resistant micro-organisms.

Following the completion of the Phase 1 study, we initiated a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 24 CF patients. We will investigate safety, efficacy and pharmacokinetics in this trial, with the primary efficacy endpoint being the reduction in the density of the pathogenic microorganism Pseudomonas aeruginosa. Following the trial we intend to finalize development plans and budgets for this program in conjunction with discussions with the FDA. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our initial formulation of ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system as well. This program incorporates formulation and manufacturing processes and safety data developed for our inhalation anthrax program discussed below. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections. In particular, we plan to conduct clinical trials to treat infections in patients with non-CF bronchiectasis.

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

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. Our ARD-1100 research and development program has been funded by Defence Research and Development Canada, or DRDC, a division of the Canadian Department of National Defence. We believe that our product candidate may potentially be able to deliver a long-acting formulation of ciprofloxacin directly into the lung and could have fewer side effects and be more effective to prevent and treat inhalation anthrax than currently available therapies.

Development

We began our research into liposomal ciprofloxacin under a technology demonstration program funded by the DRDC as part of their interest in developing products to counter bioterrorism. The DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis, a potential bioterrorism agent similar to anthrax. Mice were exposed to a lethal dose of F. tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection. The DRDC has funded our development efforts to date and additional development of this program is dependent on negotiating for and obtaining continued funding from DRDC or on identifying other collaborators or sources of funding. We plan to use our preclinical and clinical safety data from our CF program to supplement the data needed to have this product candidate considered for approval for use in treating inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections.

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

Smoking Cessation Therapy

ARD-1600 (Nicotine) Tobacco Smoking Cessation Therapy

According to the National Center for Health Statistics (“NCHS”), 21% of the U.S. population age 18 and above currently smoke cigarettes. The World Health Organization estimates that 650 million people worldwide are smokers, which results in a health cost equivalent to $200 billion, $75 billion in the U.S. alone. Further, the NCHS indicates that nicotine dependence is the most common form of chemical dependence in this country. As a result, quitting tobacco use is difficult and often requires multiple attempts, as users often relapse because of withdrawal symptoms. Our goal is to develop an inhaled nicotine product that would address effectively the acute craving for cigarettes and, through gradual reduction of the peak nicotine levels, wean-off the patients from cigarette smoking and from the nicotine addiction.

Development

The initial laboratory work on this program was partly funded under grants from the National Institute of Health.

We have recently completed the first human clinical trial delivering aqueous solutions of nicotine using the palm-size AERx Essence® system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.

We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We will be seeking collaborations with government and non-government organizations to further develop this product.

Collaborative Programs Under Development:

ARD-1550 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension

The ARD-1550 program is a collaboration with Lung Rx, Inc. (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, and is investigating a sustained-release liposomal formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Decision Resources, in 2003, the more than 130,000 people worldwide affected by PAH purchased $600 million of PAH-related medical treatments and sales are expected to reach $1.2 billion per year by 2013.

Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin* and is administered by intravenous or subcutaneous infusion. We believe that our ARD-1550 product candidate potentially could offer a non-invasive, more direct and patient-friendly approach to treatment to replace or complement currently available treatments. Actelion Pharmaceuticals Ltd. markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis* that is administered six to nine times per day using a nebulizer, with each treatment lasting four to ten minutes. We believe administration of treprostinil by inhalation using our AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. Based on our previous work with United Therapeutics, we also believe that in the future our sustained release formulation may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing therapies.

Development

We have conducted two collaborative research projects on inhaled treprostinil using Aradigm’s AERx delivery system. The first project was with an aqueous formulation of treprostinil. The second project involved development of a slow-acting liposomal formulation of treprostinil (ARD-1500), with the view to achieve once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of PAH and other potential therapeutic indications. As a part of this collaboration, we will conduct a bridging study for this product,

ARD-1550, in 2008 to compare an aqueous solution of treprostinil delivered by inhalation using the AERx Essence system to the nebulizer used in the United Therapeutics’ recently completed Phase 3 trial.

ARD-1300 — Hydroxychloroquine for the Treatment of Asthma

The ARD-1300 program was investigating a novel aerosolized formulation of hydroxychloroquine, or HCQ, as a treatment for asthma under collaboration with APT, a privately held biotechnology company. Data from studies in which HCQ was orally administered to humans suggested that HCQ could be effective in the treatment of asthma. We and APT have hypothesized that targeted delivery of HCQ to the airways may enhance the effectiveness of the treatment of asthma relative to systemic delivery of HCQ while reducing side effects by decreasing exposure of the drug to other parts of the body.

Development

APT has funded all activities in the development of this program. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. APT is studying the utility of nasally-administered HCQ for the treatment of allergic rhinitis. We are not involved in the development of this product.

ARD-1700 (combination products) and Other Potential Applications

We have demonstrated in human clinical trials to date effective deposition and, where required, systemic absorption of a wide variety of drugs, including small molecules, peptides and proteins, using our AERx delivery system. We intend to identify additional pharmaceutical product opportunities that could potentially utilize our proprietary delivery systems for the pulmonary delivery of various drug types, including proteins, peptides, oligonucleotides, gene products and small molecules. We have demonstrated in the past our ability to successfully enter into collaborative arrangements for our programs, and we believe additional opportunities for collaborative arrangements exist outside of our core respiratory disease focus, for some of which we have data as well as intellectual property positions. The following are descriptions of two potential opportunities:

•	Cyclodextrin Combination Products for Asthma, Cystic Fibrosis and other Chronic Obstructive Pulmonary Disease (COPD). Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounted for $11.5 billion in direct healthcare costs annually in the United States, of which the largest single expenditure, at $5 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, in 2005 asthma affected 41.5 million people in developed countries, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom. According to the American Lung Association, non-asthma COPD was the fourth leading cause of death in America, claiming the lives of 118,171 Americans in 2004. In 2005, an estimated 8.9 million Americans reported a physician diagnosis of chronic bronchitis, an obstructive disease of the lung. In August 2007, we and CyDex began to collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and COPD.

•	Pain Management System. Based on our internal work and a currently dormant collaboration with GlaxoSmithKline, we have developed a significant body of preclinical and Phase 1 clinical data on the use of inhaled morphine and fentanyl, and Phase 2 clinical data on inhaled morphine, with our proprietary AERx delivery system for the treatment of breakthrough pain in cancer and postsurgical patients.

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

The AERx Delivery Technology

The AERx delivery technology provides an efficient and reproducible means of targeting drugs to the diseased parts of the lung, or to the lung for systemic absorption, through a combination of fine mist generation technology and breath control mechanisms. Similar to nebulizers, the AERx delivery technology is capable of generating aerosols from simple liquid drug formulations, avoiding the need to develop complex dry powder or other formulations. However, in contrast to nebulizers, AERx is a hand-held unit that can deliver the required dosage typically in one or two breaths in a matter of seconds due to its enhanced efficiency compared to nebulization treatments, which commonly last about 15 minutes. We believe the ability to make small micron-size droplets from a hand-held device that incorporates breath control will be the preferred method of delivery for many medications.

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

The AERx delivery system offers additional patented features that we believe provide an advantage over competitive pulmonary products for certain important indications. For example, we believe our adjustable dosing feature may provide an advantage in certain types of disease management where precise dosing adjustment is critical. The electronic version of the AERx delivery system can also be designed to incorporate the ability for a physician to monitor and download a patient’s dosing regimen, which we believe will aid in patient care and assist physicians in addressing potential issues of non-compliance. We have also developed a lockout feature for the AERx delivery system, which can be used to prevent use of the system by anyone other than the prescribed patient, and to prevent excessive dosing in any given time frame. These features of our AERx delivery system are protected by our intellectual property estate that includes patent claims directed toward the design, manufacture and testing of the AERx Strip® dosage forms and the various AERx pulmonary drug delivery systems.

The various forms of Aradigm’s AERx technology have been extensively tested in the laboratory and in over 50 human clinical trials with 19 different small molecules, peptides and proteins. We also conducted our first human clinical trial with the latest version of our inhalation technology, the AERx Essence system. This system retains the key features of breath control and aerosol quality of the previous generations of the AERx technology, but the patient is provided with a much smaller, palm-sized device. The device is easy to use and maintain and it does not require any batteries or external electrical power.

Formulation Technologies

We have a number of formulation technologies for drugs delivered by inhalation. We have proprietary knowledge and trade secrets relating to the formulation of drugs to achieve products with adequate stability and safety, and the manufacture and testing of inhaled drug formulations. We have been exploring the use of liposomal formulations of drugs that may be used for the prevention and treatment of respiratory diseases. Liposomes are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage, and release the drug slowly upon contact with fluid covering the airways and the lung. We are developing liposomal formulations specifically for those drugs that currently need to be dosed several times a day, or when the slow release of the drug is likely to improve the efficacy and safety profile. We believe a liposomal formulation will provide extended duration of protection and treatment against lung infection, greater convenience for the patient and reduced systemic levels of the drug. The formulation may also enable better interaction of the drug with the disease target, potentially leading to greater efficacy. We have applied this technology to ciprofloxacin and treprostinil. We are also examining other potential applications of this formulation technology for respiratory therapies.

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. As of February 29, 2008, we had 71 issued United States patents, with 20 additional United States patent applications pending. In addition, we had 72 issued foreign patents and additional 71 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents, including fundamental patents directed toward our proprietary AERx delivery technology, expire between 2013 and 2023. For certain of our formulation technologies we have in-licensed some technology and will seek to supplement such intellectual property rights with complementary proprietary processes, methods and formulation technologies, including through patent applications and trade secret protection. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

In December 2004, as part of our research and development efforts funded by the DRDC for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax, we obtained worldwide exclusive rights to a patented liposomal formulation technology for the pulmonary delivery of ciprofloxacin from Tekmira Pharmaceuticals Corporation, formerly known as Inex Pharmaceuticals Corporation, and may have the ability to expand the exclusive license to other fields.

We seek to protect our proprietary position by protecting inventions that we determine are or may be important to our business. We do this, when we are able, through the filing of patent applications with claims directed toward the devices, methods and technologies we develop. Our ability to compete effectively will depend to a significant extent on our ability and the ability of our collaborators to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents or, to the extent patents have been issued or will be issued, these patents may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Patents that are issued to us or our collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated.

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

Examples of competitive therapies include:

•	ARD-3100. Currently marketed products include TOBI marketed by Novartis, Pulmozyme marketed by Genentech, and Cipro* marketed by Bayer. CF products under development include inhaled aztreonam under development by Gilead, inhaled liposomal amikacin under development by Transave, Doripenem under development by Johnson & Johnson and inhaled ciprofloxacin under development by Bayer. Bayer was recently granted orphan drug designation for an inhaled ciprofloxacin product for the treatment of cystic fibrosis in Europe.

•	ARD-1100. Current anthrax treatment products include various oral generic and branded antibiotics, such as Ciprofloxacin marketed by Bayer.

•	ARD-1300. Currently marketed products include Advair marketed by GlaxoSmithKline, Xolair marketed by Novartis in collaboration with Genentech, Singulair marketed by Merck, Asmanex marketed by Schering-Plough and Pulmicort marketed by AstraZeneca International. Similar asthma products under development include Symbicort under development by AstraZeneca and Alvesco under development by Sanofi-Aventis.

•	ARD-1550. Currently marketed products include intravenous delivery and subcutaneous infusion of prostacyclins, such as Remodulin marketed by United Therapeutics, and inhaled prostacyclins, such as Ventavis, marketed by Schering AG and CoTherix, (acquired by Actelion Pharmaceuticals Ltd. in 2007).

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

Government Regulation

United States

The research, development, testing, manufacturing, labeling, advertising, promotion, distribution, marketing and export, among other things, of any products we develop are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA regulates drugs in the United States under the FDCA and implementing regulations thereunder.

If we, or our product development collaborators, fail to comply with the FDCA or FDA regulations, we, our collaborators, and our products could be subject to regulatory actions. These may include delay in approval or refusal by the FDA to approve pending applications, injunctions ordering us to stop sale of any products we develop, seizure of our products, warning letters, imposition of civil penalties or other monetary payments, criminal prosecution, and recall of our products. Any such events would harm our reputation and our results of operations.

Before one of our drugs may be marketed in the United States, it must be approved by the FDA. None of our product candidates has received such approval. We believe that our products currently in development will be regulated by the FDA as drugs.

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

In September 2007, the President of the United States signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The new legislation grants significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

Although we expect these and other provisions of the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.

Preclinical Testing

The testing and approval process requires substantial time, effort, and financial resources, and the receipt and timing of approval, if any, is highly uncertain. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the proposed clinical trials as outlined in the IND prior to that time. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in FDA authorization to commence clinical trials. Once an IND is in effect, the protocol for each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.

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

The FDCA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) may be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review a Section 505(b)(2) application from other sponsors. If the listed drug is claimed by a patent that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a patent certification. If the 505(b)(2) applicant certifies that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the Section 505(b)(2), and the 505(b)(2) applicant is sued within 45 days of its notice to the entity that holds the approval for the listed drug and the patent holder, the FDA will not approve the Section 505(b)(2) application until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

In addition, both before and after approval is sought, we and our collaborators are required to comply with a number of FDA requirements. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain limitations and other requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to continuing GMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with continuing GMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. A sponsor may request orphan drug designation of a previously unapproved drug, or of a new indication for an already marketed drug. Orphan drug designation must be requested before an NDA is submitted. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan status are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a drug which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the drug is entitled to orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, unless the subsequent application is able to demonstrate clinical superiority in efficacy or safety. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication, or the same drug for other indications.

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

Scientific Advisory Board

We have assembled a scientific advisory board comprised of scientific and product development advisors who provide expertise, on a consulting basis from time to time, in the areas of respiratory diseases, allergy and immunology, pharmaceutical development and drug delivery, including pulmonary delivery, but are employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on our affairs. We access scientific and medical experts in academia, as needed, to support our scientific advisory board. The scientific advisory board assists us on issues related to potential product applications, product development and clinical testing. Its members, and their affiliations and areas of expertise, include:

Name	Affiliation	Area of Expertise

Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Peter S. Creticos, M.D.	The Johns Hopkins University School of Medicine	Allergy/Immunology/Asthma
Stephen J. Farr, Ph.D.	Zogenix, Inc.	Pulmonary Delivery/Pharmaceutics
Phyllis Gardner, M.D.	Stanford University	Clinical Pharmacology/Drug Development
Michael Konstan, M.D.	Rainbow Babies and Children’s Hospital	Pulmonary Disease/Cystic Fibrosis
Michael Powell, Ph.D.	Sofinnova Ventures	Drug Development
Adam Wanner, M.D.	University of Miami	Chronic Obstructive Pulmonary Disease (COPD)
Martin Wasserman, Ph.D.	Roche, AtheroGenics (retired)	Asthma

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Employees

As of December 31, 2007, we had 51 employees, 7 of whom have advanced degrees. Of these, 36 are involved in research and development, product development and commercialization; and 15 are involved in business development, finance and administration. Our employees are not represented by any collective bargaining agreement.

Corporate History and Website Information

We were incorporated in California in 1991. Our principal executive offices are located at 3929 Point Eden Way, Hayward, California 94545, and our main telephone number is (510) 265-9000. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.aradigm.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission or SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website.

Executive Officers and Directors

Our directors and executive officers and their ages as of February 29, 2008 are as follows:

Name	Age	Position

Igor Gonda, Ph.D.	60	President, Chief Executive Officer and Director
Norman Halleen	54	Interim Chief Financial Officer
Babatunde A. Otulana, M.D.	51	Senior Vice President, Development and Chief Medical Officer
Frank H. Barker(1)(3)	77	Director
Stephen O. Jaeger(1)(2)(4)	63	Director
Timothy P. Lynch(1)(2)	38	Director
John M. Siebert, Ph.D.(2)(3)	67	Director
Virgil D. Thompson(1)(2)(3)	68	Chairman of the Board

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Mr. Jaeger is not standing for reelection at the 2008 annual meeting of shareholders.

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

Norman Halleen has served as our Interim Chief Financial Officer since July 2007. Mr. Halleen previously served as Aradigm’s Vice President, Finance and Chief Financial Officer from December 1999 to April 2001. From October 2004 to August 2006, Mr. Halleen served as Senior Vice President of Finance and Chief Financial Officer of InterMune, Inc., a publicly traded biopharmaceutical company. Prior to joining InterMune, Mr. Halleen served as Vice President, Finance and Chief Financial Officer of Syrrx, Inc., a privately held drug discovery company, from April 2001 to June 2003. Prior to Syrrx and Aradigm, Mr. Halleen held the same positions at Collagen Corporation, a publicly traded biomaterials and medical device company, from January 1997 to October 1999. Mr. Halleen has also worked in various financial consulting and executive positions in Hong Kong and the United States, including a ten-year tenure with Syntex Corporation. Mr. Halleen holds an A.B. from Stanford University and an M.B.A. from the Harvard Graduate School of Business.

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

Stephen O. Jaeger has been a director since March 2004. Mr. Jaeger was Chairman, President and Chief Executive Officer of eBT International, Inc. a privately held software products and services company, from 1999 to December 2005. Prior to joining eBT, Mr. Jaeger was the Executive Vice President and Chief Financial Officer of Clinical Communications Group, Inc., a provider of educational marketing services to the pharmaceutical and biotech industries, from 1997 to 1998. From 1995 to 1997, Mr. Jaeger served as Vice President, Chief Financial Officer and Treasurer of Applera Corp., formerly known as Perkin Elmer Corporation, an analytical instrument and systems company with a focus on life science and genetic discovery. Prior to 1995, Mr. Jaeger was Chief Financial Officer and a director of Houghton Mifflin Company and held various financial positions with BP, Weeks Petroleum Limited and Ernst & Young LLP. Mr. Jaeger holds a B.A. in Psychology from Fairfield University and an M.B.A. in Accounting from Rutgers University and is a Certified Public Accountant. Mr. Jaeger is the Chairman of the Board of Savient Pharmaceuticals Inc., a publicly traded specialty pharmaceutical company, and a director of Arlington Tankers, Ltd., a publicly traded shipping company. Mr. Jaeger is the Chairman of and the designated “audit committee financial expert” on our and Arlington Tankers’ audit committees.

Timothy P. Lynch was appointed as director effective January 2, 2008. Since October 2005, Mr. Lynch has been the President and Chief Executive Officer of NeuroStat Pharmaceuticals, a start-up specialty pharmaceutical company he founded. From June 2005 through September 2005, Mr. Lynch was President and Chief Executive Officer of Vivo Therapeutics, Inc., a venture-backed specialty pharmaceuticals start-up. From October 2002 through June 2005, Mr. Lynch served as Chief Financial Officer of Tercica, Inc. From 1999 to June 2002, Mr. Lynch served as Chief Financial Officer of InterMune, Inc. He was involved with the initial public offerings of both biopharmaceutical companies. Previously, Mr. Lynch served as Director of Strategic Planning and as a pharmaceutical sales representative at Elan Corporation, plc, a pharmaceutical company. He started his career as an investment banker at Goldman, Sachs & Co. and Chase Securities, Inc. Mr. Lynch is a director of Nabi Biopharmaceuticals and a director for Allos Therapeutics, Inc. Mr. Lynch received his B.A. degree in economics from Colgate University and his M.B.A. from the Harvard Graduate School of Business.

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

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. From November 2002 until June 30, 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company, where he continues as a director. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director and chairman of the board of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and a director of Savient Pharmaceuticals.

Item 1A.	Risk Factors

Except for historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

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

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to fund operations at least through the end of 2008. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2007, we have an accumulated deficit of $312.1 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:

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

Our dependence on collaborators may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our existing collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, Novo Nordisk has control over and responsibility for development and commercialization of the AERx iDMS program. In January 2008, Novo Nordisk announced that it was terminating the AERx iDMS program. If, due to delays or otherwise, we do not receive development funds or achieve milestones set forth in the agreements governing our collaborations, or if any of our collaborators breach or terminate their collaborative agreements or do not devote sufficient resources or priority to our programs, our business prospects and our stock price would suffer.

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

Before we or our collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, the timely enrollment of patients. Our collaborators’ and our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.

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

Even though we intend to apply for approval of most of our products in the United States under Section 505(b)(2) of the United States Food, Drug and Cosmetic Act, which applies to reformulations of approved drugs and that may require smaller and shorter safety and efficacy testing than that for entirely new drugs, the approval process will still be costly, time-consuming and uncertain. We, or our collaborators, may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.

Regulatory authorities may not approve our product candidates even if the product candidates meet safety and efficacy endpoints in clinical trials or the approvals may be too limited for us to earn sufficient revenues.

The FDA and other foreign regulatory agencies can delay approval of, or refuse to, approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

Even if we are granted initial FDA approval for any of our product candidates, we may not be able to maintain such approval, which would reduce our revenues.

Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements and established requirements applicable to drug samples. We, our collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s Good Manufacturing Practices, or GMP, requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements involve expensive ongoing monitoring and testing requirements.

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

We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. Specifically, our agreement with an affiliate of Novo Nordisk to supply devices and dosage forms to us for use in the development of our products that incorporate our proprietary AERx technology expired on January 27, 2008. We may not be able to extend this agreement at satisfactory terms, if at all, and we may not be able to find a replacement contract manufacturer at satisfactory terms.

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

In July 2006, we assigned 23 issued United States patents to Novo Nordisk along with corresponding non-United States counterparts and certain related pending applications. In August 2006, Novo Nordisk brought suit against Pfizer, Inc. claiming infringement of certain claims in one of the assigned United States patents. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. Subsequently, Novo Nordisk and Pfizer settled this litigation out of court. This and other patents assigned to Novo Nordisk may become the subject of future litigation. The patents assigned to Novo Nordisk encompass, in some instances, technology beyond inhaled insulin and, if all or any of these patents are invalidated, it could harm our ability to obtain market exclusivity with respect to other product candidates.

We may infringe on the intellectual property rights of others, and any litigation could force us to stop developing or selling potential products and could be costly, divert management attention and harm our business.

We must be able to develop products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us to use our technologies or develop products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues.

If we are required to defend ourselves in a lawsuit, we could incur substantial costs and the lawsuit could divert management’s attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all.

Periodically, we review publicly available information regarding the development efforts of others in order to determine whether these efforts may violate our proprietary rights. We may determine that litigation is necessary to enforce our proprietary rights against others. Such litigation could result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

Furthermore, patents already issued to us or our pending patent applications may become subject to dispute, and any disputes could be resolved against us. For example, Eli Lilly and Company brought an action against us seeking to have one or more employees of Eli Lilly named as co-inventors on one of our patents. This case was determined in our favor in 2004, but we may face other similar claims in the future and we may lose or settle cases at significant loss to us. In addition, because patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance, patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions.

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

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also currently requires our independent registered public accounting firm, beginning with our fiscal year ending December 31, 2008, to attest to, and report on our internal control over financial reporting. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Risks Related to Our Common Stock

Our stock price is likely to remain volatile.

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

•	investor perception of us;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to maintain existing or establish new collaborative relationships;

•	fluctuations in our operating results;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	period-to-period fluctuations in financial results;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise financing; and

•	economic and other external factors.

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

We have implemented certain anti-takeover provisions, which make it less likely that we would be acquired and that you would receive a premium price for your shares.

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

As of December 31, 2007, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. The aggregate lease payment in 2007 was approximately $1.6 million, net of sublease payments of $0.2 million. Minimum payments under this lease, net of sublease payments of $0.9 million, will be approximately $1.4 million in 2008, and an aggregate of $16.4 million for the period 2009 through 2016 prior to any sublease payment offsets. As a result of our recent restructuring activities, we consolidated our operations to a portion of the space at our current address and entered into a sublease agreement with Mendel Biotechnology, Inc., or Mendel, on July 18, 2007 to sublease approximately 48,000 square feet of our facility. The sublease consists of approximately 46,000 square feet of office and laboratory space and an additional rentable space of 2,000 square feet to be vacated by us no later than March 15, 2008. The sublease expires on July 8, 2016. Mendel will make monthly base rent payments totaling $4.5 million through August 2012 that will offset a portion of our existing building lease obligation. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. If the option to terminate the sublease is not exercised by Mendel, we will receive an additional $4.0 million through the expiration of the sublease in 2016. Mendel will also pay us its share of all pass through costs such as taxes, operating expenses, and utilities based on the percentage of the facility space occupied by them. Upon the sublease’s execution on July 18, 2007, Mendel paid $75,000 in cash and provided a letter of credit in the amount of $150,000 as collateral for a security deposit. The letter of credit expires on July 3, 2012.

Item 3.	Legal Proceedings

We are not currently a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders in the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 21, 2006, our common stock has been quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter, under the symbol “ARDM”. Between June 20, 1996 and May 1, 2006 our common stock was listed on the Nasdaq Global Market (formerly the Nasdaq National Market). Between May 2, 2006 and November 9, 2006, our common stock was listed on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market). As of November 9, 2006, we were delisted from the Nasdaq Capital Market. Between November 10, 2006 and December 20, 2006, our common stock was quoted on the Pink Sheets and since December 21, 2006 our stock has been quoted on the OTC Bulletin Board.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low

2006
First Quarter	$5.04	$3.03
Second Quarter	3.32	1.29
Third Quarter	2.24	1.40
Fourth Quarter	1.69	0.81
2007
First Quarter	$1.46	$0.90
Second Quarter	1.69	1.18
Third Quarter	1.40	1.12
Fourth Quarter	1.81	1.27
2008
First Quarter (through March 20, 2008)	$1.58	$1.17

On March 20, 2008, there were approximately 207 stockholders of record of our common stock.

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

Stock Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2002 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “Nasdaq Index”) and (iii) the Nasdaq Pharmaceutical Index (the “Nasdaq-Pharmaceutical”). The total return for our stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq Index tracks the aggregate price performance of equity securities traded on the Nasdaq. The Nasdaq-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the Nasdaq Index. Our common stock is quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aradigm Corporation, The NASDAQ Composite Index
And The NASDAQ Pharmaceutical

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
Index	12/02	12/03	12/04	12/05	12/06	12/07
Aradigm Corporation	100.00	105.56	106.79	45.06	11.11	18.77

NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22

NASDAQ Pharmaceutical	100.00	144.89	160.46	160.65	163.42	154.46

*	This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Statements of operations data:
Contract and license revenues	$961	$4,814	$10,507	$28,045	$33,857
Operating expenses:
Research and development	16,770	22,198	30,174	46,477	49,636
General and administrative	8,401	10,717	10,895	11,934	10,391
Restructuring and asset impairment	2,182	6,003	—	—	—

Total operating expenses	27,353	38,918	41,069	58,411	60,027

Loss from operations	(26,392)	(34,104)	(30,562)	(30,366)	(26,170)
Gain on sale of patent and royalty interest to related party	—	20,000	—	—	—
Interest income	2,573	1,251	1,317	194	338
Interest expense	(393)	(197)	(6)	(16)	(138)
Other income (expense)	11	23	36	(1)	—

Net loss	$(24,201)	$(13,027)	$(29,215)	$(30,189)	$(25,970)

Basic and diluted net loss per share	$(0.48)	$(0.89)	$(2.01)	$(2.37)	$(2.59)

Shares used in computing basic and diluted net loss per share	50,721	14,642	14,513	12,741	10,039

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance sheet data:
Cash, cash equivalents and short-term investments	$40,510	$27,514	$27,694	$16,763	$29,770
Working capital	36,594	25,405	21,087	4,122	19,708
Total assets	45,813	32,226	39,497	79,741	95,218
Note payable and accrued interest to related party	8,071	7,686	—	—	—
Convertible preferred stock	—	23,669	23,669	23,669	23,669
Accumulated deficit	(312,066)	(287,865)	(274,838)	(245,623)	(215,436)
Total shareholders’ equity (deficit)	30,299	(3,947)	7,171	35,754	52,970

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products for at least the next several years. As of December 31, 2007, we had an accumulated deficit of $312.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. (See Note 6 of the notes to the financial statements.)

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

On August 30, 2007, the we signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc. (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of pulmonary arterial hypertension (PAH) and other potential therapeutic indications.

Under the terms of the Lung Rx Agreement, we are entitled to an upfront fee of $440,000 and an additional fee of $440,000 due four months after the signing date for a feasibility bridging study. These fees are nonrefundable and were included in deferred revenue in the accompanying balance sheet at December 31, 2007. Under the terms of the agreement with Lung Rx Agreement, we will initiate and be responsible for conducting and funding a feasibility bridging study that includes a bridging clinical trial intended to compare AERx Essence to a nebulizer used in a recently completed Phase 3 registration trial conducted by United Therapeutics. We expect that the bridging clinical trial will be completed in 2008.

Following the delivery of the final feasibility bridging study report and Lung Rx’s determination that the study was successful, we expect to receive certain nonrefundable license fees and milestone payments from Lung Rx.

These fees are generally dependent upon Lung Rx’s development of the product, and are expected to be paid within three years of signing the Lung Rx Agreement. In addition, Lung Rx will purchase $3.47 million of our common stock at an average closing price over a certain trailing period within 15 days of Lung Rx’s determination that the feasibility bridging study was successful. Under the terms of the Lung Rx Agreement, Lung Rx will pay for the remaining development costs and will also be responsible for manufacturing. Following commercialization of the product, we will receive royalties from Lung Rx on a tiered basis of up to 10% of net sales for any licensed products.

In 2004, we executed a development agreement with Defence Research and Development Canada (“DRDC”), a division of the Canadian Department of National Defence, for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax. We are also exploring the use of liposomal ciprofloxacin to treat other indications. We have received orphan drug designation for this formulation from the United States Food and Drug Administration, or the FDA, for the management of cystic fibrosis, or CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis — a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in USA. We initiated preclinical studies for our ARD-3100 product candidate in 2006 and initiated human clinical studies for the CF indication in late 2007. We anticipate using safety data from these studies to support our expected application for approval of the ARD-1100 product candidate for the prevention and treatment of inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections as well.

Prior to 2004, we began the development of the AERx iDMS, for the control of blood glucose levels in patients with diabetes and we subsequently licensed this product to Novo Nordisk for further development in January 2005. All responsibility for funding and conducting the remaining development and commercialization of this product, including manufacturing, clinical trials, regulatory filings, marketing and sales, were also transferred to Novo Nordisk in January 2005. On January 14, 2008, Novo Nordisk issued a press release announcing the termination of its phase 3 clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS. The press release stated that Novo Nordisk was not terminating the trials because of any safety concerns and stated that Novo Nordisk would increase research and development activities targeted at inhalation systems for long-acting formulations of insulin and GLP-1. Also on January 14, 2008, we received a 120-day notice from Novo Nordisk terminating the Second Amended and Restated License Agreement dated July 3, 2006 between Novo Nordisk and Aradigm. We filed the Second Amended and Restated License Agreement dated July 3, 2006 as an exhibit to our Form 10-Q filed on August 14, 2006. We are in discussions with Novo Nordisk to determine the ongoing rights and obligations of the parties in light of Novo Nordisk’s recent decision and to determine what, if any, future collaborations the parties may pursue.

In 2008, we expect self-initiated research and development expenses to increase over 2007; however, the extent of and costs associated with future research and development efforts are uncertain and difficult to predict due to the early stage of development of our programs.

Relationship with Novo Nordisk

On January 14, 2008, we received a 120-day notice from Novo Nordisk terminating the Second Amended and Restated License Agreement dated July 3, 2006 between Novo Nordisk and Aradigm. Our relationship with Novo Nordisk began in June 1998 when we executed a development and commercialization agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation. Under the terms of the agreement, Novo Nordisk was granted exclusive rights to worldwide sales of the resulting product and marketing rights for any additional products developed under the terms of the agreement. Following the development and commercialization agreement, we entered into a manufacturing and supply agreement and a patent cooperation agreement dated October 22, 2001. In September 2004, we effectively terminated the 2001 agreement by entering into a restructuring agreement with Novo Nordisk and its subsidiary NNDT.

Upon further restructuring on January 26, 2005, we sold certain equipment, leasehold improvements and other tangible assets used in the AERx iDMS program to NNDT for a cash payment of approximately $55.3 million (before refund of cost advances made by Novo Nordisk). Our expenses related to this transaction for legal and other consulting costs were approximately $1.1 million. We also entered into various related agreements with Novo Nordisk and NNDT on January 26, 2005 that included the following:

•	an amended and restated license agreement amending the development and license agreement previously in place with Novo Nordisk, expanding Novo Nordisk’s development and manufacturing rights to the AERx iDMS program and providing for royalties to us on future AERx iDMS net sales in lieu of a percentage interest in the gross profits from the commercialization of the AERx iDMS, which royalties run until the later of last patent expiry or last use of our intellectual property and which apply to future enhancements or generations of our AERx delivery technology;

•	a three-year agreement under which NNDT agreed to perform contract manufacturing of AERx iDMS-identical devices and AERx Strip dosage forms filled with compounds provided by us in support of preclinical and initial clinical development of other products that incorporate our AERx delivery system; and

•	an amendment of the common stock purchase agreement in place with Novo Nordisk prior to the closing of the restructuring transaction, (i) deleting the provisions whereby we can require Novo Nordisk to purchase certain additional amounts of common stock, (ii) imposing certain restrictions on the ability of Novo Nordisk to sell shares of our common stock and (iii) providing Novo Nordisk with certain registration and information rights with respect to these shares.

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

From the inception of our collaboration in June 1998 through December 31, 2007, we have received from Novo Nordisk approximately $150 million in product development and milestone payments and $35 million from the purchase of our common stock by Novo Nordisk and its affiliates. Revenue recognized related to the Novo Nordisk collaboration for the years ended December 31, 2007, 2006 and 2005 was $23,000, $59,000 and $8.0 million, respectively.

Purchase and Sale of Intraject Technology

In May 2003, we acquired selected assets from the Weston Medical Group, a company based in the United Kingdom, including the Intraject needle-free delivery technology, related manufacturing equipment and intellectual property and associated transfer costs, for a total of $2.9 million. The purchase price and additional costs were allocated to the major pieces of purchased commercial equipment for the production of Intraject and were recorded in property and equipment as construction-in-progress. No costs or expenses were allocated to intellectual property or in-process research and development given the lack of market information, early stage of development and the immateriality, based on the substantial value of the tangible assets acquired, of any allocation to intellectual property or in-process research and development.

In August 2006, we sold all of our assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents to Zogenix, a newly created private company that had some officers who were former officers of our company. Zogenix is responsible for further development and commercialization efforts of Intraject. We recorded a non-cash impairment charge of $4.0 million in 2006 to write down our Intraject-related assets, based solely on their net realizable value without giving effect to any future milestone or royalty payments. We sold these assets for a $4.0 million initial payment and we are entitled to a milestone and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, stock-based compensation, impairment of long-lived assets, exit/disposal activities and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue for arrangements not having multiple deliverables, as outlined in EITF 00-21, is recognized once costs are incurred and collectability is reasonably assured. Under some agreements our collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements, we recognize revenue upon acceptance of the work and confirmation of the amount to be paid by the collaborator. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreement when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues, and are included in research and development expenses. We defer refundable development and license fee payments until specific performance criteria are achieved. Refundable development and license fee payments are generally not refundable once specific performance criteria are achieved and accepted.

Collaborative license and development agreements that require us to provide multiple deliverables, such as a license, research and product steering committee services and other performance obligations, are accounted for in accordance with EITF 00-21. Under EITF 00-21, delivered items are evaluated to determine whether such items have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exist. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations. We recorded a non-cash impairment charge of $4.0 million in 2006, related to our estimate of the net realizable value of the Intraject-related assets, based on the expected sale of those assets.

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially. We recorded a non-cash charge of $2.1 million for exit activities related to the subleasing of a portion of our facility in July 2007.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses. Research and development expenses under collaborative and government grants approximate the revenue recognized under such agreements. We expense research and development costs as such costs are incurred.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2007, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

Prior to January 1, 2006, we had elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Compensation expense was based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we have provided below the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense (in thousands, except per share data).

Year Ended
December 31, 2005

Net loss — as reported	$(29,215)
Add:
Stock-based employee compensation expense included in reported net loss	21
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,066)

Pro forma net loss	$(32,260)

Basic and diluted net loss per common share:
As reported	$(2.01)
Pro forma	$(2.22)

Valuation assumptions

Pro forma information regarding net loss and basic and diluted net loss per common share prepared in accordance with SFAS 123, as amended, has been determined as if we had accounted for our employee and non-employee director stock options granted using the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31, 2005

Employee Stock Options
Dividend yield	0.0%
Volatility factor	97.6%
Risk-free interest rate	3.8%
Expected life (years)	4.0
Weighted-average fair value of options granted during the year	$4.10

We account for options and warrants issued to non-employees under SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using the Black-Scholes option pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms. The fair value of options and warrants was remeasured at period-end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.8% to 5.1%, using applicable United States Treasury rates; a dividend yield of 0.0%; an annual volatility factor of 72% to 98%; and an average expected life based on the terms of the option grant or contractual term of the warrant of 3 to 10 years. Expense recognized related to options and warrants issued to non-employees was $109,000, $130 and $117,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Adoption of SFAS No. 123R

We adopted the fair value recognition provisions of SFAS No. 123(R) (revised 2004), Share-based Payment, (“SFAS 123(R)”) effective January 1, 2006. Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-

option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience. In the information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

The following table shows the effect of SFAS 123(R) on stock-based employee compensation expense included in the statement of operations for the years ended December 31, 2007 and 2006, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006

Costs and expenses:
Research and development	$664	$882
General and administrative	718	740

Total stock-based employee compensation expense	$1,382	$1,622

Impact on basic and diluted net loss per common share	$(0.03)	$(0.11)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. The expected life was estimated using a lattice model to estimate the expected term as an input into the Black-Scholes option pricing model. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Years Ended December 31
	2007	2006

Employee Stock Options
Dividend yield	0.0%	0.0%
Volatility factor	76.7%	86.6%
Risk-free interest rate	4.0%	4.9%
Expected life (years)	4.0	4.2
Weighted-average fair value of options granted during the periods	$0.86	$1.40

There was no capitalized stock-based employee compensation cost as of December 31, 2007. Since we incurred net losses in 2007 and 2006, we recognized no tax benefit as of December 31, 2007 or 2006 associated with stock-based compensation expense. As of December 31, 2007, $2,571,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.85 years. Total stock-based compensation expense included restricted stock awards in the amount of $107,000 and $85,000 for the years ended December 31, 2007 and 2006, respectively. For restricted common stock awards, we recognize compensation expense over the vesting period for the fair market value of the stock awards on the measurement date. Unvested restricted stock awards subject to repurchase, at no cost to us, were 771,000 and 70,000 shares as of December 31, 2007 and 2006, respectively.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue

	Years Ended December 31,
	2007	2006	Decrease
	(In thousands)

Revenue:
Related parties	$23	$59	$(36)	(61)%
Unrelated parties	938	4,755	(3,817)	(80)%

Total revenue	$961	$4,814	$(3,853)	(80)%

The primary reason for the decreases in revenue was the conclusion of most of our collaboration agreements in 2006 and our shift in focus away from collaborations and towards self-funded product development. Our related party revenue was the result of our collaboration work with NNDT. Decreased revenue from NNDT reflects the shift in development work for AERx iDMS program to NNDT which occurred in 2005. For the year ended December 31, 2007, we recorded collaborative revenues of $566,000 related to ARD-1100 funded by DRDC (compared to $1.4 million in 2006), $161,000 from our transition agreement with Zogenix (compared to $0.9 million in 2006), $192,000 from APT (compared to $1.7 million in 2006) and $19,000 from Respironics (compared to $0.8 million from various contracts with unrelated parties in 2006).

Research and Development Expenses

	Years Ended December 31,
	2007	2006	Decrease
	(In thousands)

Research and development expenses:
Collaborative	$862	$4,440	$(3,578)	(81)%
Self-initiated	15,908	17,758	(1,850)	(10)%

Total research and development expenses	$16,770	$22,198	$(5,428)	(24)%

Research and development expenses represent proprietary research expenses and costs related to contract research revenue, which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. The decrease of $3.6 million in collaborative program expenses for the year ended December 31, 2007 was due primarily to the transition from contract research agreements to focus on the development of our lead candidate, ARD-3100. Similarly, the decrease of $1.9 million in research and development expense for self-initiated projects was due primarily to a strategic restructuring of our business to focus resources on advancing our lead product candidate as well as the sale of Intraject-related assets to Zogenix in August 2006. We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidate, ARD-3100 and other product opportunities, which will be offset in part by a decrease in facility expense resulting from the sublease agreement with Mendel (see Note 13 of the notes to the financial statements). Stock-based compensation expense charged to research and development was $664,000 and $882,000 for the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expenses

	Years Ended December 31,
	2007	2006	Decrease
	(In thousands)

General and administrative expenses	$8,401	$10,717	$(2,316)	(22)%

General and administrative expenses represent salaries, legal fees, insurance, marketing research, contractor and consultant fees, stock-based compensation expense, and other support costs including facilities, depreciation and travel costs. The decrease in general and administrative expenses for the year ended December 31, 2007 compared to 2006 primarily relates to the reduction in force announced in May 2006 and October 2006 and the reduction in legal costs, which in 2006 included costs associated with the 2006 Novo Nordisk restructuring agreement and the sale of Intraject-related assets to Zogenix. We expect that our general and administrative expenses will continue to decrease primarily as a result of our facility sublease agreement with Mendel (see Note 13 of the notes to the financial statements). Stock-based compensation expense charged to general and administrative expenses was $718,000 and $740,000 for the years ended December 31, 2007 and 2006, respectively.

Restructuring and Asset Impairment

	Years Ended December 31,
	2007	2006	Decrease
	(In thousands)

Restructuring and impairment expenses	$2,182	$6,003	$(3,821)	(64)%

Restructuring and asset impairment expenses for the year ended December 31, 2007 were primarily due to the expected loss of $2.1 million associated with the subleasing of the office space to Mendel because the monthly payments we expect to receive from Mendel under the sublease are less than the amounts we will owe to the lessor for the sublease space (see Note 13 of the notes to the financial statements). The balance of the restructuring and asset impairment expenses for the year ended December 31, 2007 included severance-related expenses relating to our 2006 restructuring efforts (see Note 15 of the notes to the financial statements).

Restructuring and asset impairment expenses in the same period in 2006 were comprised of severance-related expenses including payroll, health insurance payments, outplacement expenses and Intraject-related asset impairment expenses. Severance-related expenses for the year ended December 31, 2006 were approximately $2.0 million due to the reduction in force announced in May 2006 and the departure of our former President and Chief Executive Officer, our former Senior Vice President of Operations and other officers in August 2006. In addition, we recorded an asset impairment expense of $4.0 million during the year ended December 31, 2006 to reflect the write-down of our Intraject-related assets to their net realizable value based on the sale of those assets in August 2006.

Gain on sale of patents and royalty interest

	Years Ended December 31,
	2007	2006	Decrease
	(In thousands)

Gain on sale of patent and royalty interest	$—	$20,000	$(20,000)	(100)%

The $20 million gain on sale of patents and royalty interest recorded during the year ended December 31, 2006 reflected two transactions entered into by us with Novo Nordisk, a related party; (i) the transfer by us of certain intellectual property, including all rights, title and interest to the patents that contained claims that pertained generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which were linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by us for a cash payment to us of $12.0 million, with us retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to us for a cash payment to us of $8.0 million (see Note 9 of the notes to the financial statements); and (iii) a loan to us in the principal amount of $7.5 million, secured by a pledge of the net royalty stream payable to us by Novo Nordisk pursuant to the License Agreement. We did not sell any patents or royalty interest during the year ended December 31, 2007.

Interest Income, Interest Expense and Other Income (Expense)

	Years Ended December 31,
	2007	2006	Increase (decrease)
	(In thousands)

Interest income, interest expense and other income (expense):
Interest income	$2,573	$1,251	$1,322	106%
Interest expense	(393)	(197)	196	99%
Other income (expense)	11	23	(12)	(52)%

Total interest income, interest expense and other income (expense)	$2,191	$1,077	$1,114	103%

Interest income for the year ended December 31, 2007 increased $1.3 million over the comparable period in 2006 due to a higher average invested balance. Interest expense primarily reflects the expense on the $7.5 million note payable, with an interest rate of 5%, issued to Novo Nordisk in July 2006. The decrease in other income primarily reflects the decrease in realized gain from exchange rate transactions with the Canadian government.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue

	Years Ended December 31,
	2006	2005	Increase (decrease)
	(In thousands)

Revenue:
Related parties	$59	$8,013	$(7,954)	(99)%
Unrelated parties	4,755	2,494	2,261	91%

Total revenue	$4,814	$10,507	$(5,693)	(54)%

We reported revenue from collaborative contracts of $4.8 million in 2006 compared to $10.5 million in 2005. The decrease in revenue in 2006 compared to 2005 was primarily due to decreases in partner-funded project development revenue from Novo Nordisk, which was $59,000 in 2006 compared to $8.0 million in 2005. Increases in contract revenue from other partner-funded programs, however, served to offset a portion of the revenue drop from Novo Nordisk. Revenue from other partner programs totaled $4.8 million in 2006 versus $2.5 million in 2005 and included transition and support to Zogenix in connection with the Intraject sale in 2006 for $869,000 and milestone revenue from our ARD-1300 development program which amounted to $484,000 in 2006 and $162,000 in 2005.

Research and Development Expenses

	Years Ended December 31,
	2006	2005	Decrease
	(In thousands)

Research and development expenses:
Collaborative	$4,440	$5,996	$(1,556)	(26)%
Self-initiated	17,758	24,178	(6,420)	(27)%

Total research and development expenses	$22,198	$30,174	$(7,976)	(26)%

Research and development expenses represent proprietary research expenses and costs related to contract research revenue, which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs.

Research and development expenses in 2006 decreased by $8.0 million, or 26%, compared to 2005. The decrease in research and development expense was due primarily to the completion of our Intraject clinical batch registration lot activities being substantially completed at year-end 2005 and finalized in early 2006. In addition, on May 15, 2006, we announced the implementation of a strategic restructuring of our business operations to focus resources on advancing the current product pipeline and initiated a reduction in force to better align our cost structure with our new focus. In August 2006, we sold, for milestone payments and royalties, all of our assets related to the Intraject technology platform to Zogenix, a newly created private company that is responsible for further development and commercialization efforts of Intraject.

Stock based compensation expense charged to research and development in 2006 was $882,000 compared to none in 2005 due to the adoption of SFAS No. 123R effective January 1, 2006.

General and Administrative Expenses

	Years Ended December 31,
	2006	2005	Decrease
	(In thousands)

General and administrative expenses	$10,717	$10,895	$(178)	(2)%

General and administrative expenses were $10.7 million in 2006 compared to $10.9 million in 2005. General and administrative expenses decreased in 2006 over 2005 by $178,000, or 2%. The reduction was primarily the result of the reduction in force brought about by the product realignment restructuring in mid-2006 offset to a large degree by increases in stock-based compensation expense of $740,000 due to the adoption of SFAS No. 123R effective January 1, 2006.

Restructuring and Asset Impairment

	Years Ended December 31,
	2006	2005	Increase
	(In thousands)

Restructuring and impairment expenses	$6,003	$—	$6,003

Restructuring and asset impairment were comprised of severance-related expenses including payroll, health insurance payments, outplacement expenses and Intraject-related asset impairment expenses. Severance-related expenses for the year ended December 31, 2006 were approximately $2.0 million due to the reduction in force announced in May 2006 and the departure of our former President and Chief Executive Officer, our former Senior Vice President of Operations and other officers in August 2006. In addition, we recorded an asset impairment expense of $4.0 million during the year ended December 31, 2006 to reflect the write-down of our Intraject-related assets to their net realizable value based on the sale of those assets in August 2006. There were no restructuring and impairment expenses for the year ended December 31, 2005.

Gain on sale of patents and royalty interest

	Years Ended December 31,
	2006	2005	Increase
	(In thousands)

Gain on sale of patent and royalty interest	$20,000	$—	$20,000

On July 3, 2006, we entered into a Second Amended and Restated License Agreement with Novo Nordisk A/S to reflect: (i) the transfer by us of certain intellectual property, including all right, title and interest to its patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof for a cash payment to us of

$12.0 million, with the Company retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) a reduction by 100 basis points of each royalty rate payable by Novo Nordisk to us for a cash payment to us of $8.0 million; and (iii) a loan to us in the principal amount of $7.5 million, secured by a pledge of the net royalty stream payable to us by Novo Nordisk pursuant to the License Agreement (see Note 11 of the notes to the financial statements).

The $12.0 million and the $8.0 million payments were included in gain on sale of patent and royalty interest line item for the year ended December 31, 2006. There was no similar transaction in 2005.

Interest Income, Interest Expense and Other Income (Expense)

	Years Ended December 31,
	2006	2005	Increase (decrease)
	(In thousands)

Interest income, interest expense and other income (expense):
Interest income	$1,251	$1,317	$(66)	(5)%
Interest expense	(197)	(6)	191	3,183%
Other income (expense)	23	36	(13)	(36)%

Total interest income, interest expense and other income (expense)	$1,077	$1,347	$(270)	(20)%

Interest income was $1.3 million in 2006 and 2005. The average cash and investment balances in 2006 included the receipts of proceeds of approximately $20.0 million from the sale of patents and royalty interest to Novo Nordisk in July 2006, proceeds from a $7.5 million promissory note issued to Novo Nordisk and the sale of Intraject related assets to Zogenix for $4.0 million in August 2006. The average cash and investment balances in 2005 included the receipt of net proceeds of approximately $11.7 million from a private placement of common stock in December 2004 and net proceeds of approximately $51.1 million from the closing of the restructuring transaction with Novo Nordisk in January 2005.

Interest expense was $197,000 in 2006 as compared to $6,000 in 2005. Interest expense in 2006 primarily reflects the interest expense on the $7.5 million note issued to Novo Nordisk in July 2006. The note accrues interest at 5% per annum.

Other income (expense) was approximately $23,000 in 2006 compared to $36,000 in 2005. The decrease in 2006 over 2005 was largely due to a net loss on sale of assets.

Liquidity and Capital Resources

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $40.5 million and total working capital of $36.6 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases.

Net cash used in operating activities in 2007 was $19.2 million reflecting our net loss of $24.2 million offset by non-cash charges including leased facility exit cost, stock-based compensation expense, depreciation and amortization expense. Additionally, operating cash was used to pay for severance related expenses related to the reduction in workforce offset by advance collections related to a partnered program. This contrasts to net cash used in operating activities for 2006 of $30.3 million. The decrease in 2007 over 2006 was the result of a higher net loss in 2006 when adjusted for the $20 million sale of patents and royalty rights to Novo Nordisk (the proceeds were classified as an investing activity) and higher cash payments in 2006 for severance related payouts and invoices related to the Intraject program. Net cash used in operating activities in 2005 was $34.6 million. The $4.3 million decrease in operating cash usage in 2006 from 2005 was primarily the result of cash used to fund collaborative activities in 2005 that were paid in advance from a prior year.

Net cash used in investing activities was $11.1 million during 2007. We used $1.1 million for purchases of equipment and $17.0 million for the purchase of short-term investments, which was offset by $7.0 million in proceeds from sales of short-term investments. This compares to net cash provided by investing activities for 2006 of $21.7 million which consisted primarily of $4.0 million proceeds from the sale of Intraject assets and $20.0 million proceeds from sale of patents and royalty interest to Novo Nordisk. A $1.8 million purchase of fixed assets relating to our self funded programs and our purchase of $0.5 million in securities classified as short-term investments offset the proceeds from investing activities in 2006.

Net cash provided by investing activities in 2005 was $47.4 million. The lower 2006 amount provided by investing activities over 2005 was primarily due to sale of assets to NNDT in connection with the restructuring transaction with Novo Nordisk that closed in January 2005 in the amount of $50.3 million as compared to $24.0 million from the sale of patents and royalty rights to Novo Nordisk and the Intraject asset sale in 2006. Additionally, the sale of investments in 2005 of $7.8 million, versus zero in 2006, also contributed to the lower cash generation in 2006. The overall decrease in 2006 over 2005 was offset in part by higher capital expenditures in 2005 of $5.3 million as compared to $1.8 million in 2006, primarily due to a decrease in our Intraject clinical batch activities that were finalized in early 2006.

Net cash provided by financing activities was $33.3 million for 2007 compared to $7.9 million in 2006. The large increase was due primarily to the net proceeds of $33.2 million from our public financing completed on January 30, 2007 as compared to the proceeds from the $7.5 million promissory note payable issued to Novo Nordisk in 2006, $160,000 repayment of notes receivable from officers and $288,000 in net cash provided by purchases under our employee stock plans. Net cash provided by financing activities in 2005 was $0.6 million and represented issuance of common stock upon exercise of stock options and purchase of common stock under the employee stock purchase plan of $0.5 million and repayment of notes receivable from officers and employees of $92,000.

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

Since inception, we have financed our operations primarily through public offerings and private placements of our capital stock, proceeds from equipment lease financings, contract research funding, proceeds from the sale of assets to Novo Nordisk in connection with restructuring transactions including sale of patents and royalty interest, borrowings from Novo Nordisk and interest earned on investments.

We continue to review our planned operations through the end of 2008, and beyond. We particularly focus on capital spending requirements to ensure that capital outlays are not expended sooner than necessary. If we make satisfactory progress in our development programs, we would expect our cash requirements for capital spending and operations to increase in future periods. We currently expect our total capital outlays for 2008 to be approximately $3.0 million. We anticipate the majority of our total 2008 outlays to be associated with our lead product candidate, ARD-3100.

We have incurred significant losses and negative cash flows from operations since our inception. At December 31, 2007, we had an accumulated deficit of $312.1 million, working capital of $36.6 million, and shareholders’ equity of $30.3 million. We believe that cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to enable us to meet our obligations at least through the end of 2008.

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

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2007 are disclosed in the following table:

	Payment Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$18,830	$2,366	$4,532	$4,060	$7,872
Promissory note(1)	10,543	—	—	3,514	7,029
Unconditional capital purchase obligations	443	443	—	—	—
Unconditional purchase obligations	2,881	2,881	—	—	—

Total contractual commitments	32,697	5,690	4,532	7,574	14,901

Less-sublease payments from Mendel(2)	(4,524)	(866)	(1,828)	(1,830)	—

Total contractual commitments, net(2)	$28,173	$4,824	$2,704	$5,744	$14,901

(1)	Represents repayments of principal and interest on the Novo Nordisk promissory note. The Novo Nordisk promissory note does contain a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions (see Note 11 of the notes to the financial statements.)

(2)	Included to demonstrate the effect of the sublease with Mendel entered on July 18, 2007. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. In the event that the sublease is not terminated early in 2012, $4.0 million in additional payments will be received through August 2016 (see Note 5 of the notes to the financial statements).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. See Note 12 of the notes to our financial statements for further analysis impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We do not expect that the adoption of this new standard will have a material impact on our financial position and results of operations.

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

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of this new standard will have a material impact on our financial position and results of operations.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We do not expect that the adoption EITF 07-1 will have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains a controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our financial statements.

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

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $40.5 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying balance sheet of Aradigm Corporation as of December 31, 2007, and the related statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also as discussed in Note 1 to the financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, applying the modified-prospective method.

/s/  Odenberg Ullakko Muranishi & Co LLP

San Francisco, California
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying balance sheet of Aradigm Corporation as of December 31, 2006, and the related statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Aradigm Corporation changed its method of accounting for stock — based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

Palo Alto, California
March 2, 2007

ARADIGM CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$29,964	$27,013
Short-term investments	10,546	501
Receivables	500	643
Restricted cash	152	—
Prepaid and other current assets	971	1,002

Total current assets	42,133	29,159
Property and equipment, net	3,223	2,592
Notes receivable from officers and employees	33	31
Restricted cash	153	—
Other assets	271	444

Total assets	$45,813	$32,226

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,658	$1,151
Accrued clinical and cost of other studies	789	278
Accrued compensation	1,252	1,814
Deferred revenue	880	—
Facility lease exit obligation	376	—
Other accrued liabilities	584	511

Total current liabilities	5,539	3,754
Deferred rent	283	1,035
Facility lease exit obligation	1,373	—
Other non-current liabilities	248	29
Note payable and accrued interest to related party	8,071	7,686
Commitments and contingencies
Convertible preferred stock, no par value; 2,050,000 shares authorized; issued and outstanding shares: none outstanding at December 31, 2007 and 1,544,626 at December 31, 2006; liquidation preference of $0 at December 31, 2007 and $41,866 at December 31, 2006	—	23,669
Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 100,000,000 at December 31, 2007 and 2006; issued and outstanding shares: 54,772,705 at December 31, 2007; 14,765,474 at December 31, 2006	342,355	283,914
Accumulated other comprehensive income	10	4
Accumulated deficit	(312,066)	(287,865)

Total shareholders’ equity (deficit)	30,299	(3,947)

Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$45,813	$32,226

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Contract and license revenues:
Related parties	$23	$59	$8,013
Unrelated parties	938	4,755	2,494

Total revenues	961	4,814	10,507

Operating expenses:
Research and development	16,770	22,198	30,174
General and administrative	8,401	10,717	10,895
Restructuring and asset impairment	2,182	6,003	—

Total expenses	27,353	38,918	41,069

Loss from operations	(26,392)	(34,104)	(30,562)
Gain on sale of patent and royalty interest to related party	—	20,000	—
Interest income	2,573	1,251	1,317
Interest expense	(393)	(197)	(6)
Other income, net	11	23	36

Net loss	$(24,201)	$(13,027)	$(29,215)

Basic and diluted net loss per common share	$(0.48)	$(0.89)	$(2.01)

Shares used in computing basic and diluted net loss per common share	50,721	14,642	14,513

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENT OF CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT)

						Accumulated		Total
	Convertible					Other		Shareholders’
	Preferred Stock		Common Stock		Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Compensation	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balances at December 31, 2004	1,544,626	$23,669	14,459,145	$281,387	$—	$(10)	$(245,623)	$35,754
Issuance of common stock under the employee stock purchase plan	—	—	93,662	458	—	—	—	458
Issuance of common stock upon exercise of stock options	—	—	10,077	42	—	—	—	42
Adjustment to common stock shares for rounding of partial shares from the reverse stock split	—	—	(75)	—	—	—	—	—
Warrant revaluation	—	—	—	90	—	—	—	90
Issuance of options for services	—	—	—	27	(21)	—	—	6
Amortization of deferred compensation	—	—	—	—	21	—	—	21
Comprehensive loss:
Net loss	—	—	—	—	—	—	(29,215)	(29,215)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	15	—	15

Total comprehensive loss								(29,200)

Balances at December 31, 2005	1,544,626	23,669	14,562,809	282,004	—	5	(274,838)	7,171
Issuance of common stock under the employee stock purchase plan	—	—	111,553	286	—	—	—	286
Issuance of common stock under the restricted stock award plan	—	—	145,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	645	2	—	—	—	2
Stock-based compensation related to issuance of stock option and award grants	—	—	—	1,622	—	—	—	1,622
Reversal of restricted stock award due to forfeiture	—	—	(55,033)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,027)	(13,027)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(1)	—	(1)

Total comprehensive loss								(13,028)

Balances at December 31, 2006	1,544,626	23,669	14,765,474	283,914	—	4	(287,865)	(3,947)
Issuance of common stock in a public offering, net of issuance costs	—	—	37,950,000	33,178	—	—	—	33,178
Issuance of common stock for conversion of preferred stock related to public offering	(1,544,626)	(23,669)	1,235,699	23,669	—	—	—	23,669
Issuance of common stock under the employee stock purchase plan	—	—	100,407	103	—	—	—	103
Issuance of common stock under the restricted stock award plan	—	—	726,000	—	—	—	—	—
Stock-based compensation related to issuance of stock option and award grants	—	—	—	1,491	—	—	—	1,491
Reversal of restricted stock award due to forfeiture	—	—	(4,875)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(24,201)	(24,201)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	6	—	6

Total comprehensive loss								(24,195)

Balances at December 31, 2007	—	$—	54,772,705	$342,355	$—	$10	$(312,066)	$30,299

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(24,201)	$(13,027)	$(29,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash asset impairment on property and equipment	182	4,014	—
Facility lease exit costs	1,443	—	—
Amortization and accretion of investments	(26)	—	50
Depreciation and amortization	730	934	1,412
Stock-based compensation expense related to employee stock options and employee stock purchases	1,382	1,622	—
Cost of warrants and common stock options for services	109	—	117
Loss on retirement and sale of property and equipment	33	166	268
Gain on sale of patent and royalty interest	—	(20,000)	—
Changes in operating assets and liabilities:
Receivables	141	(243)	(301)
Prepaid and other current assets	31	(128)	728
Restricted cash	(305)	—	—
Other assets	173	19	(24)
Accounts payable	36	(1,883)	565
Accrued compensation	(562)	(2,000)	830
Accrued liabilities	1,188	129	(558)
Deferred rent	(132)	321	(1,229)
Deferred revenue	880	(222)	(7,250)
Facility lease exit obligation	(314)	—	—

Net cash used in operating activities	(19,212)	(30,298)	(34,607)

Cash flows from investing activities:
Capital expenditures	(1,115)	(1,829)	(5,311)
Sales of property and equipment	10	4,000	50,292
Purchases of available-for-sale investments	(17,013)	(502)	(5,330)
Proceeds from maturities of available-for-sale investments	7,000	—	7,750
Proceeds from sale of patent and royalty interest	—	20,000	—

Net cash provided (used) by investing activities	(11,118)	21,669	47,401

Cash flows from financing activities:
Proceeds from public offering of common stock, net	33,178	—	—
Proceeds from issuance of common stock	103	288	500
Proceeds from the issuance of note payable to related party	—	7,500	—
Payments received on notes receivable from officers and employees	—	160	—
Forgiveness of notes receivable from officers and employees	—	—	92

Net cash provided by financing activities	33,281	7,948	592

Net increase (decrease) in cash and cash equivalents	2,951	(681)	13,386
Cash and cash equivalents at beginning of year	27,013	27,694	14,308

Cash and cash equivalents at end of year	$29,964	$27,013	$27,694

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$11	$6

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$23,669	$—	$—

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in trade accounts payable	$471	$—	$—

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Aradigm Corporation (the “Company”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. The Company’s principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities, conducting research and development, and expanding commercial production capabilities. Management does not anticipate receiving any revenues from the sale of products in the upcoming year. The Company operates as a single operating segment.

Liquidity and Financial Condition

The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2007, the Company had an accumulated deficit of $312.1 million, working capital of $36.6 million and shareholders’ equity of $30.3 million. Management believes that cash, cash equivalents and short-term investments at December 31, 2007 will be sufficient to enable the Company to meet its obligations at least through the end of 2008. Management plans to continue to fund the Company with funds obtained through collaborative arrangements, equity issuances and/or debt arrangements.

Use of Estimates

The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition, assumptions for valuing options and warrants, and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less from purchase date to be cash equivalents. The Company places cash and cash equivalents in money market funds and commercial paper.

Investments

Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase. All marketable securities are classified as available-for-sale, carried at estimated fair value and reported in short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component in the statement of convertible preferred stock and shareholders’ equity (deficit) until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss in the amount of any such decline. No such reductions have been required during any of the periods presented.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes Receivable

Notes receivable are related to advances granted to employees for relocation or continuing education and are classified as current if due within 12 months, or non-current if due beyond one year in the accompanying balance sheets. One note in the amount of $33,000 remains outstanding as of December 31, 2007. All other notes previously issued have been forgiven and/or paid as of December 31, 2007.

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

The estimated useful lives of property and equipment are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 to 7 years
Lab equipment	5 to 7 years
Computer equipment and software	3 to 5 years
Leasehold improvements	5 to 17 years

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations (see Notes 13, 15 and 16).

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially (see Notes 13 and 15).

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue for arrangements not having multiple deliverables, as outlined in EITF 00-21, is recognized once costs are incurred and collectability is

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

reasonably assured. Under some agreements the Company’s collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements, revenue is recognized upon acceptance of the work and confirmation of the amount to be paid by the collaborator. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreement when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues, and are included in research and development expenses. Refundable development and license fee payments are deferred until specific performance criteria are achieved. Refundable development and license fee payments are generally not refundable once specific performance criteria are achieved and accepted.

Collaborative license and development agreements that require the Company to provide multiple deliverables, such as a license, research and product steering committee services and other performance obligations, are accounted for in accordance with EITF 00-21. Under EITF 00-21, delivered items are evaluated to determine whether such items have value to the Company’s collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exist. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.

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

Advertising

Advertising costs are charged to general and administrative expense as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were zero, $39,000 and $265,000, respectively.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Prior to January 1, 2006, the Company had elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Compensation expense was based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company has provided below the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense (in thousands, except per share data).

Year Ended
December 31, 2005

Net loss — as reported	$(29,215)
Add:
Stock-based employee compensation expense included in reported net loss	21
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,066)

Pro forma net loss	$(32,260)

Basic and diluted net loss per common share:
As reported	$(2.01)
Pro forma	$(2.22)

Valuation assumptions

Pro forma information regarding net loss and basic and diluted net loss per common share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee and non-employee director stock options granted using the fair value method prescribed by this statement. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31, 2005

Employee Stock Options
Dividend yield	0.0%
Volatility factor	97.6%
Risk-free interest rate	3.8%
Expected life (years)	4.0
Weighted-average fair value of options granted during the year	$4.10

The Company accounts for options and warrants issued to non-employees under SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using the Black-Scholes option pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms. The fair value of options and warrants was remeasured at period-end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.8% to 5.1%, using applicable United States Treasury rates; a dividend yield of 0.0%; an annual volatility factor of 72% to 98%; and an average expected life based on the terms of the option grant or contractual term of the warrant of 3 to 10 years. Expense recognized related to options and warrants issued to non-employees was $109,000, $130 and $117,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS No. 123R

The Company adopted the fair value recognition provisions of SFAS No. 123(R) (revised 2004), Share-based Payment, (“SFAS 123(R)”) effective January 1, 2006. Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeitures based on historical experience. In the information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and its statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

The following table shows the effect of SFAS 123(R) on stock-based employee compensation expense included in the statement of operations for the years ended December 31, 2007 and 2006, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006

Costs and expenses:
Research and development	$664	$882
General and administrative	718	740

Total stock-based employee compensation expense	$1,382	$1,622

Impact on basic and diluted net loss per common share	$(0.03)	$(0.11)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected life was estimated using a lattice model to estimate the expected term as an input into the Black-Scholes option pricing model. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company does not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Years Ended December 31
	2007	2006

Employee Stock Options
Dividend yield	0.0%	0.0%
Volatility factor	76.7%	86.6%
Risk-free interest rate	4.0%	4.9%
Expected life (years)	4.0	4.2
Weighted-average fair value of options granted during the periods	$0.86	$1.40

There was no capitalized stock-based employee compensation cost as of December 31, 2007. Since the Company incurred net losses in 2007 and 2006, there was no recognized tax benefit as of December 31, 2007 or 2006 associated with stock-based compensation expense. As of December 31, 2007, $2,571,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.85 years. Total stock-based compensation expense included restricted stock awards in the amount of $107,000 and $85,000 for the years ended December 31, 2007 and 2006, respectively. For restricted common stock awards, the Company recognizes compensation expense over the vesting period for the fair market value of the stock awards on the measurement date. Unvested restricted stock awards subject to repurchase, at no cost to the Company, were 771,000 and 70,000 shares as of December 31, 2007 and 2006, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce the deferred tax assets to amounts more likely than not to be realized.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 (see Note 12).

Net Loss Per Common Share

Basic net loss per common share on a historical basis is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 771,000 shares, 70,000 shares and none for the years ended December 31, 2007, 2006 and 2005, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2007, 2006 and 2005 because the inclusion of such shares would have had an anti-dilutive effect.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Outstanding stock options	3,493	3,064	1,730
Unvested restricted stock	771	70	—
Performance bonus stock award	100	100	—
Warrants to purchase common stock	427	1,255	2,120
Convertible preferred stock	—	1,236	1,236

Significant Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Risks associated with these instruments are mitigated by banking with and only purchasing commercial paper and corporate notes from creditworthy institutions. The maximum amount of loss due to credit risk associated with these financial instruments is their respective fair values as stated in the accompanying balance sheets.

The Company has development arrangements with various collaborators. For the year ended December 31, 2005, the Novo Nordisk AERx iDMS program contributed approximately 76% of total contract revenues. Since 2005, however, the revenue from the collaboration dropped significantly to $23,000 and $59,000 in 2007 and 2006, respectively, as a result of various agreements and restructurings of the AERx iDMS program under which Novo Nordisk had assumed responsibility for the completion of development, manufacturing and commercialization of the AERx iDMS insulin product. In early 2008, Novo Nordisk issued a press release announcing the termination of its phase 3 clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS (see Notes 9 and 20).

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income requires unrealized gains or losses on the Company’s available-for-sale securities to be recorded in other comprehensive income (loss). Total comprehensive loss has been disclosed on the statement of convertible preferred stock and shareholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet decided if the Company will choose to measure any eligible financial assets and liabilities at fair value.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position and results of operations.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. Management does not expect that the adoption EITF 07-1 will have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains a controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the impact, if any, the adoption of SFAS 160 will have on the Company’s financial statements.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Cash and Cash Equivalents and Short-term Investments

The following summarizes the fair value of cash and cash equivalents and short-term investments (in thousands):

	December 31,
	2007	2006

Cash and cash equivalents:
Money market fund	$1,345	$1,248
Commercial paper	28,619	25,765

	$29,964	$27,013

Short-term investments:
Corporate and government notes	$10,546	$501

All short-term investments at December 31, 2007 and 2006 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. As of December 31, 2007 and 2006 the difference between the fair value and amortized cost of available-for-sale securities were gains of $10,000 and $4,000, respectively. The individual gross unrealized gains and individual gross unrealized losses for 2007 and 2006 were not material.

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Machinery and equipment	$4,049	$3,905
Furniture and fixtures	993	1,142
Lab equipment	2,472	2,658
Computer equipment and software	3,876	3,798
Leasehold improvements	577	1,068

Property and equipment at cost	11,967	12,571
Less accumulated depreciation and amortization	(10,033)	(10,204)

Net depreciable assets	1,934	2,367
Construction in progress	1,289	225

Property and equipment, net	$3,223	$2,592

Depreciation expense was $730,000, $934,000 and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Other accrued liabilities:
Accrued expense for services	$308	$415
Payroll withholding liabilities	120	89
Deposits	147	—
Other short term obligations	9	7

Total other accrued liabilities	$584	$511

Other non-current liabilities:
Deposits	$228	$—
Other long term obligations	20	29

Total other non-current liabilities	$248	$29

5.	Leases, Commitments and Contingencies

The Company has a lease for a building containing office, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2007 are as follows (in thousands):

	Operating	Mendel	Net Operating
	Leases	Sub-Lease	Lease Payments

Year ending December 31:
2008	$2,366	$(866)	$1,500
2009	2,312	(900)	1,412
2010	2,220	(928)	1,292
2011	1,992	(955)	1,037
2012	2,068	(875)	1,193
2013 and thereafter	7,872	—	7,872

Total minimum lease payments	$18,830	$(4,524)	$14,306

On July 18, 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. The sublease consists of approximately 46,000 square feet of office and laboratory space and an additional rentable space of 2,000 square feet to be vacated by the Company no later than March 15, 2008. The Company leases the space pursuant to a lease agreement dated January 28, 1998, as amended with Hayward Point Eden I Limited Partnership.

The sublease commenced on July 18, 2007 and expires on July 8, 2016. Under the sublease, Mendel will make monthly base rent payments totaling $4.5 million through August 2012 that will offset a portion of the Company’s existing building lease obligation. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. If the option to terminate the sublease is not exercised by Mendel, the Company will receive an additional $4.0 million through the expiration of the sublease in 2016. Mendel will also pay the Company for its share of all pass through costs such as taxes, operating expenses, and utilities based on the percentage of the facility space occupied by them. On July 18, 2007, Mendel paid $75,000 in cash and provided a letter of credit in the amount of $150,000 as collateral for a security deposit. The letter of credit expires on July 3, 2012.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s building lease has a rent escalation clause and, accordingly, the Company recognizes rent expense on a straight-line basis. At December 31, 2007 and 2006, the Company had $0.3 million and $1.0 million of deferred rent, respectively. During 2007, a portion of the deferred rent liability associated with the subleased space to Mendel was reversed in the amount of $0.6 million (see Note 13).

For the years ended December 31, 2007, 2006 and 2005, building rent expense, net of sublease income, under operating leases totaled $1.6 million, $1.9 million and $1.3 million, respectively.

At December 31, 2007, the Company had contractual non-cancelable purchase commitments for capital equipment of $443,000 and for services of $2.9 million.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2007 or 2006.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

6.	Shareholders’ Equity (Deficit)

On January 30, 2007, the Company received $33.9 million from the closing of its public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock were converted to 1,235,699 shares of common stock, and no liquidation preference or other preferential rights remain.

In January 2006, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of California to decrease the Company’s authorized number of shares of common stock from 150,000,000 to 100,000,000 shares.

In a private placement in December 2004, the Company issued 1,666,679 shares of common stock at a price of $7.50 per share and warrants to purchase 416,669 shares of common stock at $10.50 per share, for aggregate consideration of approximately $12.5 million. The warrants are exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants as of December 2004, the date of financing, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 3.6%, no dividend yield, and an expected life of four years, and recorded approximately $2.3 million as issuance costs related to the private placement. As of December 31, 2007, 416,669 warrant shares were exercisable and will expire in December 2008.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In November 2003, the Company issued 1,556,110 shares of common stock at $9.00 per share and warrants to purchase 389,027 shares of common stock at $12.50 per share to certain investors for an aggregate purchase price of approximately $14.0 million in a private placement. The warrants were exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants as of November 2003, the date of financing, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $2.6 million as issuance costs related to the private placement. These warrants have expired as of December 31, 2007 and none of the warrants were exercised.

In March 2003, the Company issued 3,798,478 shares of common stock at $3.95 per share and warrants to purchase 854,654 shares of common stock at $5.35 per share to certain investors for an aggregate purchase price of approximately $15.0 million in a private placement. The warrants were exercisable at the election of the warrant holders for a four-year term. The Company valued the warrants as of March 2003, the date of financing, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of four years, and recorded approximately $1.9 million as issuance costs related to the private placement. In addition, in connection with this private placement and as an inducement for investors to purchase shares of common stock, the Company issued warrants (“replacement warrants”) to purchase an aggregate of 803,205 shares of its common stock at $5.60 per share to certain of the investors in the private placement in exchange for the cancellation of an equal number of warrants to purchase shares of the common stock at $34.85 per share, held by the same investors. The Company valued the replacement warrants as of March 2003, the date of the replacement, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 84%, risk-free interest rate of 2.5%, no dividend yield, and an expected life of 3.8 years, and recorded an additional $1.1 million as issuance costs related to the private placement. As of December 31, 2007, warrants to purchase 435,758 shares of common stock had been exercised and the remaining warrants had expired.

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

Reserved Shares

At December 31, 2007, the Company had 3,493,154 shares reserved for issuance upon exercise of options under all stock option plans and 426,669 shares of common stock reserved for issuance upon exercise of common stock warrants. In addition, the Company had 1,837,161 shares of our common stock reserved for issuance of new option grants, 100,000 shares reserved for issuance upon vesting of our CEO’s performance bonus stock award and 240,440 shares available for future issuances under the Employee Stock Purchase Plan.

Shareholder Rights Plan

In August 1998, the Company adopted a shareholder rights plan pursuant to which it distributes rights to purchase shares of Series A Junior Participating Preferred Stock as a dividend at the rate of one right for each share of common stock outstanding. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive its shareholders of their interest in the Company’s long-term value. The shareholder rights plan seeks to achieve these goals by encouraging a potential acquirer to negotiate with the Company’s board of directors to redeem the rights and allow the potential acquirer to acquire its shares without suffering significant dilution.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the Company’s outstanding common stock, such person or entity being referred to as an acquiring person, or (ii) 10 business days (or such later date as may be determined by action of the Company’s board of directors prior to such time as any person or entity acquires beneficial ownership of 15% or more of the Company’s outstanding common stock) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, the earlier of such dates being called the distribution date, the rights trade with, and are not separable from, the Company’s common stock and are not exercisable.

In the event that any person or group of affiliated or associated persons becomes a beneficial owner of 15% or more of the Company’s outstanding common stock, each holder of a right, other than rights beneficially owned by the acquiring person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold to an acquiring person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right.

The rights will expire at the close of business on September 8, 2008. At any time prior to the earliest of (i) the day of the first public announcement that a person has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or (ii) September 8, 2008, the Company’s board of directors may redeem the rights in whole, but not in part, at a price of $0.001 per right. Following the expiration of the above periods, the rights become nonredeemable. Immediately upon any redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the redemption price.

The terms of the rights may be amended by the Company’s board of directors without the consent of the holders of the rights, except that, from and after such time as the rights are distributed, no such amendment may adversely affect the interest of the holders of the rights, excluding the interests of an acquiring person.

Other Common Stock Warrants

In January 2004, the Company amended the payment terms of the operating lease for its primary offices. In consideration for the amended lease agreement, Aradigm replaced common stock warrants to purchase 27,000 shares of common stock at $50.80 — $108.60 per share with new common stock warrants with an exercise price equal to $8.55 per share. The $88,000 incremental fair value of the replacement warrants, as defined as the fair value of the new warrant less the fair value of the old warrant on date of replacement, is being amortized to operating expenses on a straight-line basis over the remaining life of the lease. The fair value of the warrants was measured as of January 2004, the date of the amendment, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates between 1.3% and 2.4%; a dividend yield of 0.0%; annual volatility factor of 88%; and a weighted average expected life based on the contractual term of the warrants from 1 to 3.5 years. As of December 31, 2007, 10,000 warrant shares were exercisable and will expire by the end of August 2008.

In October 2002, the Company issued warrants in connection with a financial relations service agreement that entitles the holder to purchase 15,000 shares of common stock, 5,000 of which were exercisable at $9.95 per share, 5,000 shares of which were exercisable at $11.95 per share and 5,000 shares of which were exercisable at $13.95 per share. At the execution of the agreement 3,000 shares immediately vested and the remaining shares vested based on the achievement of various performance benchmarks set forth in the agreement: all benchmarks were achieved as of March 2004. The Company valued the warrants as of October 2002, the date of agreement, using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 88%, risk-free interest rate of 2.0%,

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

no dividend yield, and an expected life of four years. The fair value of these warrants was re-measured as the underlying warrants vested and was expensed over the vesting period of the warrants. As of December 31, 2007, all of these warrants had expired and none of these warrants were exercised.

Stock Option Plans: 1996 Equity Incentive Plan, 2005 Equity Incentive Plan and 1996 Non-Employee Directors’ Plan

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

Options granted under the 1996 Plan may be immediately exercisable if permitted in the specific grant approved by the Company’s board of directors and, if exercised early, the issued shares may be subject to repurchase provisions. The shares acquired generally vested over a period of four years from the date of grant. The 1996 Plan also provided for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Any unvested stock issued was subject to repurchase agreements whereby the Company had the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights but does not have resale rights prior to vesting. The Company had repurchased a total of 7,658 shares in accordance with these agreements through December 31, 1998. Subsequently, no grants with early exercise provisions have been made under the 1996 Plan and no shares have been repurchased. As of December 31, 2007, the Company had 558,909 options outstanding under the 1996 Plan.

In March 2005, the Company’s board of directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s board of directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s board of directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. As of December 31, 2007, 1,837,161 shares were available for future grants.

Options granted under the 2005 Plan expire no later than 10 years from the date of grant. Options granted under the 2005 Plan may be either incentive or non-statutory stock options. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined by the Company’s board of directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the board of directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2007 and 2006, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 1,414,750 shares and 2,498,000 shares during the years ended December 31, 2007 and 2006, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 95,000 shares and 105,000 shares during 2007 and 2006, respectively. The 2005 Plan had 2,919,602 option shares outstanding as of December 31, 2007.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There were 6,543 share cancellations due to option expirations for the year ended December 31, 2007 and the was no plan activity during 2006. As of December 31, 2007, 14,643 outstanding options with exercise prices ranging from $41.25 — $120.63 remained with no additional shares available for grant.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2007:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Price per Share			Price

Balance at December 31, 2004	775,992	1,883,170	$2.15	—	$120.65	$22.20
Options authorized	—	—	—	—	—	—
Options granted	(325,460)	325,460	$4.30	—	$7.95	$5.97
Options exercised	—	(10,077)	$2.17	—	$4.75	$4.39
Adjustment for rounding for reverse stock split	—	10	—	—	—	—
Options cancelled	468,854	(468,854)	$2.83	—	$120.63	$21.84

Balance at December 31, 2005	919,386	1,729,709	$2.83	—	$120.63	$19.47
Options authorized	2,000,000	—	—	—	—	—
Options granted	(2,498,000)	2,498,000	$1.02	—	$3.77	$2.11
Options exercised	—	(645)	$2.83	—	$2.83	$2.83
Restricted stock awards granted	(145,500)	—	—	—	—	—
Performance bonus stock award granted	(100,000)	—	—	—	—	—
Options cancelled	1,163,083	(1,163,083)	$1.64	—	$115.00	$10.03
Restricted share awards cancelled	55,033	—	—	—	—	—

Balance at December 31, 2006	1,394,002	3,063,981	$1.02	—	$120.63	$8.90
Options authorized	1,600,000	—	—	—	—	—
Options granted	(1,414,750)	1,414,750	$1.23	—	$1.60	$1.44
Restricted stock awards granted	(726,000)	—	—	—	—	—
Options cancelled	985,577	(985,577)	$1.15	—	$120.63	$10.71
Restricted share awards cancelled	4,875	—	—	—	—	—
Plan shares expired and not reauthorized	(6,543)	—	$41.25	—	$120.63	$93.63

Balance at December 31, 2007	1,837,161	3,493,154	$1.02	—	$120.63	$5.37

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price Range	Shares	Life (In Years)	Price	Shares	Price

$ 1.02 - $ 1.33	362,887	9.01	$1.22	123,791	$1.18
$ 1.37 - $ 1.37	370,200	9.47	1.37	74,400	1.37
$ 1.41 - $ 1.52	33,500	9.07	1.48	16,343	1.52
$ 1.60 - $ 1.60	646,500	9.93	1.60	—	—
$ 1.64 - $ 1.70	369,000	8.50	1.69	179,562	1.68
$ 1.80 - $ 1.80	540,475	8.63	1.80	405,660	1.80
$ 1.87 - $ 1.87	500,000	8.61	1.87	166,666	1.87
$ 3.14 - $ 9.30	354,040	6.84	5.34	284,079	5.55
$ 9.40 - $115.00	312,416	3.55	37.80	309,664	38.03
$120.63 - $120.63	4,136	2.11	120.63	4,136	120.63

	3,493,154	8.34	$5.37	1 ,564,301	$9.89

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2007 and 2006 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2007 and 2006, the aggregate intrinsic value of options outstanding was $167,000 and zero, respectively. As of December 31, 2007, options to purchase 1,564,301 shares of common stock were exercisable and had an aggregate intrinsic value of $54,000. The total intrinsic value of stock options exercised was $900 and $10,000 for the years ended December 31, 2006 and 2005, respectively; there were no exercises of stock options during 2007. As of December 31, 2006 and 2005, options to purchase 1,180,388 shares and 1,092,840 shares, respectively, of common stock were exercisable.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of December 31, 2007 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Balance at December 31, 2005	—
Restricted stock awards granted	145,500	$3.55
Performance bonus stock award granted	100,000	1.64
Restricted share awards vested	(20,618)	1.61
Restricted share awards cancelled	(55,033)	3.63

Balance at December 31, 2006	169,849	2.40
Restricted stock awards granted	726,000	1.54
Restricted share awards vested	(20,250)	1.36
Restricted share awards cancelled	(4,875)	1.80

Balance at December 31, 2007	870,724	$1.66

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s restricted stock awards included 450,000 shares granted in 2007 with vesting provisions based solely on the achievement of performance-based milestones. None of the restricted performance-based milestone awards and none of the Company’s CEO’s performance bonus stock awards had vested as of December 31, 2007. The total fair value of restricted stock awards that did vest during the years ended December 31, 2007 and 2006 was $28,000 and $33,000, respectively. The Company retained purchase rights to 771,000 and 70,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2007 and 2006, respectively.

Performance Bonus Stock Award

In October 2006, as provided in his employment offer letter, the Company agreed to pay to Dr. Gonda, its President and Chief Executive Officer, a stock bonus of up to 100,000 shares of its common stock to be earned based on the common stock price reaching certain price targets after each of the first two years of his employment. The Company valued Dr. Gonda’s stock bonus on a Monte-Carlo simulation due to the path-dependency of the award. The Company believes that the Monte-Carlo simulation provides a more precise estimate for the grant date fair value of a market-based equity award as the simulation allows for vesting throughout the vesting period. The fair value of the performance bonus stock award is $94,000 and none of the shares have vested as of December 31, 2007.

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

As of December 31, 2007, a total of 809,560 shares had been issued under the Purchase Plan, leaving a balance of 240,440 available authorized shares. Compensation expense was $112,000 and $111,000 for the years ended December 31, 2007 and 2006, respectively, and pro forma compensation expense for the year ended December 31, 2005 was $485,000. Under SFAS No. 123(R), stock-based compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following weighted average assumptions under the Employee Stock Purchase Plan:

	Years Ended
	December 31,
	2007	2006	2005
			Pro forma

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	78.1%	86.4%	87.1%
Risk-free interest rate	4.6%	4.9%	3.6%
Expected life (years)	1.18	0.49	1.15
Weighted-average fair value of purchase rights granted during the period	$0.59	$0.60	$2.90

7.	Convertible Preferred Stock and Common Stock Warrants

Pursuant to the completion of the Company’s public offering on January 30, 2007, the outstanding shares of the convertible preferred stock were automatically converted to shares of common stock at a conversion ratio of 0.8 shares of common stock for each share of preferred stock. Prior to the public offering, the Company completed a $48.4 million preferred stock financing in December 2001. Under the terms of the financing, the Company sold to a

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

group of investors 2,001,236 shares of Series A convertible preferred stock (“preferred stock”) at a purchase price of $24.20 per share. Each share of preferred stock, together with accrued and unpaid dividends, was convertible at the option of the holder into 0.8 shares of common stock. An automatic conversion feature was triggered under the preferred stock financing upon either a public offering with gross proceeds to the Company exceeding $25 million (before underwriting discounts, commissions and fees), which occurred in January 2007, or the date on which the common stock closing bid price was above $52.9375 per share for at least 20 consecutive trading days. There were no dividends declared on the convertible preferred stock.

The Company also issued warrants to the investors in connection with the December 2001 financing to purchase approximately 1,040,642 shares of common stock at an exercise price of $34.85 per share. Issuance costs of approximately $3.0 million were accounted for as a reduction to proceeds from the convertible preferred stock financing. Warrants to purchase 865,173 shares of common stock expired unexercised and the remaining warrants were exercised.

8.	Employee Benefit Plans

The Company has a 401(k) Plan which stipulates that all full-time employees with at least 30 days of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to $15,500 annually on a pretax basis as of December 31, 2007. Subject to a maximum dollar match contribution of $7,750 per year, the Company will match 50% of the first 6% of the employee’s contribution on a pretax basis. The Company expensed total employer matching contributions of $120,000, $194,000 and $283,000 in 2007, 2006 and 2005, respectively.

9.	Related Parties

CyDex

On August 31, 2007, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) entered into a Collaboration Agreement (the “CyDex Agreement”), which contemplates that the parties will collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver combinations of inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and chronic obstructive pulmonary diseases (COPD). John Siebert, a member of our Board of Directors, is the Chief Executive Officer of CyDex. The Company and CyDex may develop combination inhalation products for certain respiratory diseases. Single agent steroid products and combination products containing steroids for asthma are part of the license CyDex granted to AstraZeneca. The agreement CyDex has with AstraZeneca entitles the latter with the right of first negotiation for combination products for the treatment of asthma containing corticosteroids.

Under the terms of the CyDex Agreement, the parties will share in the revenue from sales and licensing of such products to a third party for further development and commercialization. Details of each collaboration project will be determined by a joint steering committee consisting of members appointed by each of the parties. Costs of each collaboration project will be borne 60% by the Company and 40% by CyDex. Revenues from each collaboration project will be shared in the same ratio. The CyDex Agreement commenced on August 31, 2007, and unless terminated earlier, will extend for a minimum period of two years. Either party may terminate the Agreement upon advance notice to the other party, and the non-terminating party will retain an option to continue the development and commercialization of any terminated product, subject to payment of a royalty to the terminating party. The Company did not recognize any revenue and incurred expenses of $8,000 relating to the CyDex Agreement during the year ended December 31, 2007.

Novo Nordisk

Prior to the Company’s public offering completed on January 30, 2007 (see Note 6), Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc. were considered related parties. At December 31, 2006, Novo

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Nordisk effectively owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). As a result of the Company’s public offering on January 30, 2007, Novo Nordisk’s ownership was reduced to approximately 3.0% of the Company’s stock on an as-converted basis, and as of December 31, 2007, Novo Nordisk owned less than 1% of the Company’s common stock.

In June 1998, the Company executed a Development and Commercialization Agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulation by inhalation. Under the terms of the agreement, Novo Nordisk was granted exclusive rights to worldwide sales and marketing rights for any products development under the terms of the agreement. On July 3, 2006, the Company and Novo Nordisk entered into the Second Amended and Restated License Agreement (the “July 3, 2006 License Agreement”). On January 14, 2008, the Company received a 120-day notice from Novo Nordisk terminating the July 3, 2006 License Agreement. The Company is in discussions with Novo Nordisk to determine the ongoing rights and obligations of the parties in light of Novo Nordisk’s recent decision and to determine what, if any, future collaborations the parties may pursue (see Note 20).

The July 3, 2006 License Agreement reflected: (i) the transfer by the Company of certain intellectual property, including all rights, title and interest to the patents that contain claims that pertain generally to breath control or specifically to the pulmonary delivery of monomeric insulin and monomeric insulin analogs, together with interrelated patents, which are linked via terminal disclaimers, as well as certain pending patent applications and continuations thereof by the Company for a cash payment of $12.0 million, with the Company retaining exclusive, royalty-free control of these patents outside the field of glucose control; (ii) the receipt of a royalty prepayment of $8.0 million in exchange for a one percent reduction on the average royalty rate for the commercialized AERx iDMS product and; (iii) a loan to the Company in the principal amount of $7.5 million (see Note 11). The $12.0 million and the $8.0 million were included in gain on sale of patent and royalty interest line item in the accompanying statements of operations for the year ended December 31, 2006.

Prior to the July 3, 2006 License Agreement, the Company completed a restructuring of its AERx iDMS program on January 26, 2005, pursuant to a restructuring agreement entered into with Novo Nordisk and NNDT, a newly created wholly owned subsidiary of Novo Nordisk (the “January 26, 2005 Agreement”). Under the terms of the January 26, 2005 Agreement, the Company sold certain equipment, leasehold improvements and other tangible assets currently utilized in the AERx iDMS program to NNDT for $55.3 million, of which the Company received net proceeds of $51.3 million after applying a refund of cost advances of $4.0 million previously made by Novo Nordisk. The Company’s expenses related to this transaction for legal and other consulting costs were $1.1 million. In connection with the restructuring transaction, the Company entered into various related agreements with Novo Nordisk and NNDT, effective January 26, 2005, including the following:

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

Prior to the 2005 restructuring, the Company entered into various stock purchase agreements and related amendments in 1998, 2001 and 2002 with Novo Nordisk and raised $35.0 million. As a result of the restructuring, Novo Nordisk was not required to make any further purchases of the Company’s stock and the restrictions upon their sale of the Company’s common stock were modified. In addition, as a result of the restructuring transactions in 2006 and 2005, contract revenue from the Company’s development agreement with Novo Nordisk deceased significantly. From 1998 through December 31, 2007, the Company received approximately $150 million in

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

product development and milestone payments from Novo Nordisk, and of this amount, the Company had recognized all of these funds as contract revenues. For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue in the amount of $23,000, $59,000 and $8 million, respectively, related to product development and milestone payments.

10.	Revenue and Deferred Revenue:

Significant payments from and amounts billed to collaborators, contract and milestone revenues and deferred revenue are as follows (thousands):

	December 31,
	2007	2006	2005

Deferred revenue — beginning balance	$—	$222	$11,491

Payments/Amounts Billed:
Novo Nordisk	23	59	727
Other collaborator-funded programs	1,818	4,533	2,530

Total	1,841	4,592	3,257

Contract revenues recognized:
Novo Nordisk	23	59	8,013
Other collaborator-funded programs	938	4,755	2,494

Total	961	4,814	10,507

Deferred revenue at December 31, 2004 recognized on January 26, 2005 as payment for assets pursuant to the restructuring agreement with Novo Nordisk	—	—	4,019

Deferred revenue — ending balance	880	—	222
Less: non-current portion of deferred revenue	—	—	—

Current portion of deferred revenue	$880	$—	$222

The Company receives revenues from other collaborator-funded programs. These programs are generally early-stage feasibility programs and may not necessarily develop into long-term development agreements with the collaborators.

11.	Promissory Note

On July 3, 2006, Novo Nordisk, pursuant to the July 3, 2006 License Agreement (see Note 9), loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (“Promissory Note”). The Promissory Note bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The amount outstanding under the Promissory Note, including accrued interest, was $8.1 million and $7.7 million as of December 31, 2007 and 2006, respectively. The Promissory Note does contain a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was also secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement.

The Company subsequently received a notice of termination of the July 3, 2006 License Agreement by Novo Nordisk in January 2008 (see Note 20). The termination of the July 3, 2006 License Agreement does not accelerate any of the payment provisions under the Promissory Note. As of March 24, 2008, there were no covenant violations or any event of default.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$102,700	$94,300
Research and development credits	20,300	19,600
Capitalized research and development	3,100	3,900
Other	1,400	1,100

Total deferred tax assets	127,500	118,900
Valuation allowance	(127,500)	(118,900)

Net deferred tax assets	$—	$—

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Income tax benefit at federal statutory rate	$(8,471)	$(4,566)	$(10,225)
Expired net operating losses	1,407	—	—
State taxes (net of federal)	(1,339)	(917)	(1,676)
Credits	(951)	(4,884)	(888)
Prior year adjustment	—	—	3,948
Other	748	436	(59)
Change in valuation allowance	8,606	9,931	8,900

Total	$—	$—	$—

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing its financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and loss, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company will record a valuation allowance against the

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax assets that it estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2007 and 2006, the Company did not consider it was more likely than not that the Company would recover its deferred tax assets. Accordingly, a full valuation allowance was recorded for deferred tax assets. The valuation allowance increased by $8.6 million, $9.9 million, and $8.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS 123(R), the Company has excluded from deferred tax assets tax benefits attributable to employee stock option exercises.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $270.4 million and federal research and development tax credit carryforwards of approximately $13.9 million, which expire in the years 2008 through 2027. The Company also had California net operating loss carryforwards of approximately $161.3 million, which expire in the years 2010 through 2017, and California research and development tax credit carryforwards of approximately $9.3 million, which do not expire, and California Manufacturer’s Investment Credit carryforwards of approximately $543,000, which expire in the years 2008 through 2013. Approximately $3.0 million of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 1993 through 2007 due to net operating losses that are being carried forward for tax purposes.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits at January 1, 2007, and does not have any unrecognized tax benefits at December 31, 2007 and, as a result, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the year ended December 31, 2007.

The Internal Revenue Code of 1986, as amended (“IRC”), and similar state statutes, contain provisions that may limit the net operating loss and credit carryforwards for use in any given period upon the occurrence of certain events, including a significant change in ownership. The Company recently completed a study of its net operating loss and credit carryforwards to determine whether such amounts are limited under IRC Section 382 and similar state statutes. Based on the study the Company concluded that, as of December 31, 2007, certain fully reserved federal credit carryforwards would not be available prior to their expiration. Deferred tax assets for such credit carryforwards and the related valuation allowance have been reversed. The Company also concluded that its federal and state net operating loss carryforwards would be available during the carryforward period, but are subject to annual limitations. Utilization of the Company’s net operating loss and credit carryforwards may still be subject to additional substantial annual limitations for ownership changes after December 31, 2007. Such additional annual limitations could result in the expiration of the net operating loss and credit carryforwards available as of December 31, 2007 prior to their utilization.

13.	Sublease Agreement and Lease Exit Liability:

On July 18, 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA (see Note 5).

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with SFAS 146, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the statement of operations. The lease exit liability activity from inception in July 2007 through December 31, 2007 is as follows (in thousands):

Balance at
December 31,
2007

Loss on sublease upon subleasing to Mendel in July 2007	$2,063
Accretion of imputed interest expense	39
Lease payments	(353)

Balance at December 31, 2007	$1,749

The Company recorded $376,000 of the $1,749,000 lease exit liability in current liabilities and the remaining $1,373,000 in non-current liabilities in the accompanying balance sheet at December 31, 2007. In addition to recording the lease exit liability and related loss, the Company reversed the deferred rent liability, and wrote off leasehold improvements, related to the sublease space. These amounts have been recorded in restructuring and asset impairment expense in the statement of operations and are summarized as follows (in thousands):

Year Ended
December 31,
2007

Loss on sublease upon subleasing to Mendel in July 2007	$2,063
Lease commission	420
Accretion expense	39
Reversal of deferred rent liability related to sublease space	(620)
Write-off of leasehold improvements and equipment related to sublease space, net	182

Total	$2,084

14.	Restricted Cash

In accordance with the terms of the Company’s sublease agreement with Mendel dated July 18, 2007 (see Note 13), the Company is maintaining a certificate of deposit in the amount of $300,000 as collateral against a letter of credit to secure the refund to Mendel of any unapplied portion of the $300,000 in prepaid rent paid by Mendel. The prepaid rent, along with accrued interest of $5,000, was classified as $152,000 and $153,000 in current and non-current assets, respectively, in the accompanying balance sheet at December 31, 2007. The restriction will be lifted as rent is paid by Mendel on the 12th, 18th, 24th and 27th month of the sublease. The letter of credit expires on November 18, 2009.

15.	2006 Restructuring and Asset Impairment

On May 15, 2006, the Company announced the implementation of a strategic restructuring of its business operations to focus resources on advancing the current product pipeline and developing products focused on respiratory disease, leveraging the Company’s core expertise and intellectual property. The Company recorded an initial charge of $1.3 million. The Company accounted for the restructuring activity in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. The restructuring included a reduction in force of 36 employees, the majority of which were research personnel. On August 25, 2006, the Company recorded an additional restructuring charge of $566,000 in severance expense related to the termination of

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

employment of V. Bryan Lawlis, the Company’s former President and Chief Executive Officer, and Bobba Venkatadri, the Company’s former Senior Vice President of Operations, offset by a reduction of previously recognized severance costs of $233,000 related to the departure of officers and employees in connection with the sale of Intraject-related assets to Zogenix. On October 20, 2006, the Company identified additional redundant positions affecting five employees and recorded severance costs of $268,000. The Company recorded net restructuring charges of $1.9 million and $98,000 for the years ended December 31, 2006 and 2007, respectively. These charges are included in the restructuring and asset impairment expense line item on the accompanying statements of operations. The Company paid the severance-related expenses in full by the end of 2007 resulting from the 2006 restructuring. The accrual for employee related restructuring expenses was included in accrued compensation in the accompanying balance sheet as of December 31, 2006.

During the year ended December 31, 2006, the Company recorded a non-cash impairment charge of $4.0 million which was incurred to write down its Intraject-related assets to their net realizable value. The net realizable value did not include any potential future contingent milestones or royalties. The Company sold these assets to Zogenix in 2006 for an initial payment of $4.0 million and recorded an additional impairment charge of $14,000 (see Note 16).

The following table summarizes the Company’s restructuring and asset impairment expenses related to the 2006 Restructuring for the years ended December 31, 2006 and 2007, respectively (in thousands):

	2006					2007
					Balance at			Balance at
	Non-Cash	Restructuring			December 31,	Restructuring		December 31,
Type of Liability	Impairment	Charges	Adjustments	Payments	2006	Charges	Payments	2007

Severance and related benefits	$—	$2,134	$(233)	$(1,185)	$716	$98	$(814)	$—
Out-placement services	—	88	—	(52)	36	—	(36)	—
Impairment on Intraject-related assets	4,014	—	—	—	—	—	—	—

	$4,014	$2,222	$(233)	$(1,237)	$752	$98	$(850)	$—

16.	Sale of Intraject-Related Assets

In August 2006, the Company sold all of its assets related to the Intraject technology platform and products, including 12 United States patents along with any foreign counterparts corresponding to those United States patents, to Zogenix, Inc., a newly created private company. Certain Zogenix officers and employees, including certain Zogenix founders, were officers and employees of the Company. Zogenix is responsible for further development and commercialization efforts of Intraject. The Company recorded a non-cash impairment charge of $4.0 million in 2006, which was incurred to write down its Intraject-related assets to their net realizable value. The Company sold these assets for a $4.0 million initial payment and will be entitled to a milestone payment upon initial commercialization and royalty payments upon any commercialization of products that may be developed and sold using the Intraject technology. The net book value of these assets at the time of sale was $4.0 million. The net realizable value did not include any potential future contingent milestones or royalties.

In connection with the sale of its Intraject platform, the Company entered into an agreement with Zogenix for transitional support, most of which was completed by December 31, 2006. The Company was reimbursed for the provision of consulting services, information technology and document control support and office facilities. The Company recorded revenues of $161,000 and $869,000 from Zogenix in 2007 and 2006, respectively.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Exclusive License, Development and Commercialization Agreement with Lung Rx, Inc.

On August 30, 2007, the Company signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc. (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which the Company granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using the Company’s AERx Essence technology for the treatment of pulmonary arterial hypertension (PAH) and other potential therapeutic indications.

Under the terms of the Lung Rx Agreement, the Company is entitled to an upfront fee of $440,000 and an additional fee of $440,000 due four months after the signing date for a feasibility bridging study. These fees are nonrefundable and were included in deferred revenue in the accompanying balance sheet at December 31, 2007. Under the terms of the Lung Rx Agreement, the Company will initiate and be responsible for conducting and funding a feasibility bridging study that includes a bridging clinical trial intended to compare the AERx Essence technology to a nebulizer used in a recently completed Phase 3 registration trial conducted by United Therapeutics. The Company expects that the bridging clinical trial will be completed in 2008.

Following the delivery of the final feasibility bridging study report, and Lung Rx’s determination that the study was successful, the Company expects to receive certain nonrefundable license fees and milestone payments from Lung Rx. These fees are generally dependent upon Lung Rx’s development of the product, and are expected to be paid within three years of signing the Lung Rx Agreement. In addition, Lung Rx will purchase $3.47 million of the Company’s common stock at an average closing price over a certain trailing period within 15 days of Lung Rx’s determination that the feasibility bridging study was successful. Under the terms of the Lung Rx Agreement, Lung Rx will pay for the remaining development costs and will also be responsible for manufacturing inhaled treprostinil with AERx Essence technology. Following commercialization of the product, the Company will receive royalties from Lung Rx on a tiered basis of up to 10% of net sales for any licensed products. The Lung Rx Agreement is to continue until the expiration of the underlying patents and approval of a generic product, on a country-by-country basis, unless terminated earlier by Lung Rx in accordance with its terms.

In addition to conducting and funding the feasibility bridging study, the Company will be obligated, upon Lung Rx’s initiation of the development phase, to provide multiple deliverables under the Lung Rx Agreement, including the delivery of the license to the AERx technology and any future improvements thereto during the term of the Lung Rx Agreement, performing reimbursable research and development services, and participation on a product steering committee during the term of the Lung Rx Agreement. All of the deliverables under the Lung Rx Agreement are treated as a single unit of accounting under EITF 00-21 as the fair value of the undelivered performance obligations associated with these activities could not be objectively determined and the activities are not economically independent of each other. Since the deliverables are treated as a single unit of accounting, the upfront fees for the feasibility bridging study will be deferred until completion of the study and, if the development phase is initiated by Lung Rx, will be recognized as revenue ratably using a time-based model over the term of the last deliverables, which in this case are the license to improvements and the participation on the product steering committee, or the estimated remaining term of the Lung Rx Agreement. Any future license fees and milestone and royalty payments received under the Lung Rx Agreement will also be recognized as revenue ratably using a time-based model over the remaining estimated term of the Lung Rx Agreement.

18.	Manufacturing and Supply Agreement

On August 8, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Enzon Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”) related to our ARD-3100 program, an inhaled formulation of Liposomal Ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis. Under the Enzon Agreement, Enzon will manufacture and supply the Company with Ciprofloxacin, Liposomal Ciprofloxacin, and other products that may be identified by management. For manufacturing the initial two products, the Company will pay Enzon costs and fees totaling $3,294,500 in addition to costs and fees for stability studies or other services that may be agreed by both parties. The agreement commenced on August 8, 2007,

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

and will extend for a period of five years, unless terminated earlier by either party. During the year ended December 31, 2007, the Company incurred $2.8 million in costs under the Enzon Agreement.

19.	Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Contract and license revenues	$416	$297	$230	$18

Operating expenses:
Research and development	3,407	3,841	3,899	5,623
General and administrative	1,987	2,628	1,757	2,029
Restructuring and asset impairment	98	—	2,059	25

Total expenses	5,492	6,469	7,715	7,677

Loss from operations	(5,076)	(6,172)	(7,485)	(7,659)
Interest income	637	699	684	553
Interest expense	(96)	(96)	(101)	(100)
Other income (expense)	(31)	46	—	(4)

Net loss	$(4,566)	$(5,523)	$(6,902)	$(7,210)

Basic and diluted net loss per common share	$(0.11)	$(0.10)	$(0.13)	$(0.13)

Shares used in computing basic and diluted net loss per common share	40,820	53,942	53,948	53,997

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Contract and license revenues	$1,073	$1,807	$1,126	$808

Operating expenses:
Research and development	6,740	6,357	4,547	4,554
General and administrative	2,853	2,685	3,514	1,665
Restructuring and asset impairment	—	5,370	347	286

Total expenses	9,593	14,412	8,408	6,505

Loss from operations	(8,520)	(12,605)	(7,282)	(5,697)
Gain on sale of patent and royalty interest to related party	—	—	20,000	—
Interest income	245	135	459	412
Interest expense	(3)	(3)	(95)	(96)
Other income (expense)	(7)	40	(7)	(3)

Net loss	$(8,285)	$(12,433)	$13,075	$(5,384)

Basic net income (loss) per common share	$(0.57)	$(0.85)	$0.89	$(0.37)

Diluted net income (loss) per common share	$(0.57)	$(0.85)	$0.82	$(0.37)

Shares used in computing basic net income (loss) per common share	14,563	14,656	14,660	14,531

Shares used in computing diluted net income (loss) per common share	14,563	14,656	15,982	14,531

20.	Subsequent Events

On January 14, 2008, Novo Nordisk issued a press release announcing the termination of its phase 3 clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS. The press release stated that Novo Nordisk was not terminating the trials because of any safety concerns and stated that Novo Nordisk would increase research and development activities targeted at inhalation systems for long-acting formulations of insulin and GLP-1.

Also on January 14, 2008, the Company received a 120-day notice from Novo Nordisk terminating the July 3, 2006 License Agreement between the Company and Novo Nordisk. The Company is in discussions with Novo Nordisk to determine the ongoing rights and obligations of the parties in light of Novo Nordisk’s recent decision and to determine what, if any, future collaborations the parties may pursue.

On December 21, 2007, the Company filed a Form S-3 shelf registration statement (No. 333-148263) for $60 million of common stock at no par value per share. The registration statement became effective on January 25, 2008.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

On February 13, 2008, the Company signed an amendment to its license agreement from December 2004 with Tekmira Pharmaceuticals Corporation (“Tekmira”), formerly known as Inex Pharmaceuticals Corporation. Under the amended agreement, the Company has been granted a license to certain technology relating to the delivery of liposomal ciprofloxacin. The Company paid Tekmira $250,000 upon execution of the amendment. Should the Company utilize the technology licensed from Tekmira, the Company may be required to make milestone payments of up to $4.75 million in the aggregate for each disease indication, up to a maximum of two indications, pursued by the Company for liposomal ciprofloxacin. Should the Company commercialize products incorporating the licensed technology, Tekmira will have the right to additional royalty payments.

In March 2008, the Company entered into an agreement with an undisclosed party to conduct a feasibility study. The purpose of the study is to evaluate in the laboratory the delivery of certain compounds using the AERx system. The agreement has an initial one year term with potential successive one year renewals. The Company will be fully reimbursed for its costs under the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that the Company is required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning (i) identification and business experience the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 15, 2008, to be filed by the Company with the SEC (the “Proxy Statement”).

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

The information required by this Item is incorporated by reference from the sections captioned “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and the Report of the Compensation Committee contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions” and “Compensation of Executive Officers” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 4: Ratification of Selection of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Report:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(7)+	2005 Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.5(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.7(7)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

Exhibit No.		Description

10	.10(9)	Rights Agreement, dated as of August 31, 1998, between the Company and ComputerShare Trust Company, N.A.
10	.10a(3)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10b(3)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.
10	.11(11)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.12(12)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchaser named therein.
10	.13(13)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10	.14(14)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10	.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10	.17(15)+	Executive Officer Severance Benefit Plan.
10	.18(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.19(16)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.20(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.21(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10	.22(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10	.23 (17)+	2005 Equity Incentive Plan, as amended
10	.24(18)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10	.25(19)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.
10	.26(20)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10	.27(21)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10	.28(22)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
23.1		Consent of Odenberg Ullakko Muranishi & Co LLP
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on September 2, 1998.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(11)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.

(16)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(17)	Incorporated by reference to the Registrant’s definitive proxy statement filed on May 2, 2007

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(19)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(20)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(22)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Aradigm, AERx, AERx Essence and AERx Strip are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 26th day of March 2008.

ARADIGM CORPORATION

By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Igor Gonda and Norman Halleen, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gonda Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008

/s/ Norman Halleen Norman Halleen	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 26, 2008

/s/ Frank H. Barker Frank H. Barker	Director	March 26, 2008

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director	March 26, 2008

/s/ John M. Siebert John M. Siebert	Director	March 26, 2008

/s/ Timothy P. Lynch Timothy P. Lynch	Director	March 26, 2008

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(7)+	2005 Equity Incentive Plan, as amended.
10	.3(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.5(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.7(7)+	Employee Stock Purchase Plan, as amended.
10	.8(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.10(9)	Rights Agreement, dated as of August 31, 1998, between the Company and ComputerShare Trust Company, N.A.
10	.10a(3)	Amendment to Rights Agreement, dated as of October 22, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10b(3)	Amendment to Rights Agreement, dated as of December 6, 2001, by and between the Company and ComputerShare Trust Company, N.A.
10	.10c(10)	Amendment No. 3 to Rights Agreement, dated as of January 24, 2007, by and between the Company and Computershare Trust Company, N.A.
10	.11(11)	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers named therein.
10	.12(12)	Securities Purchase Agreement, dated as of November 14, 2003, by and among the Company and the purchaser named therein.
10	.13(13)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10	.14(14)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10	.16(7)+	Form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10	.17(15)+	Executive Officer Severance Benefit Plan.

Exhibit No.		Description

10	.18(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.19(16)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.20(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.21(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10	.22(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10	.23 (17)+	2005 Equity Incentive Plan, as amended
10	.24(18)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10	.25(19)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.
10	.26(20)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10	.27(21)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10	.28(22)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
23.1		Consent of Odenberg Ullakko Muranishi & Co LLP
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on September 2, 1998.

(10)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.

(11)	Incorporated by reference to the Company’s Form 8-K filed on November 12, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed on November 20, 2003.

(13)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.

(16)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(17)	Incorporated by reference to the Registrant’s definitive proxy statement filed on May 2, 2007

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(19)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(20)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(22)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.