Form 10-Q
period 2008-03-31
ARADIGM CORP
filed 2008-05-13
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at April 30, 2008)
Common	54,923,839

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$30,702	$29,964
Short-term investments	3,591	10,546
Receivables	77	500
Restricted cash	155	152
Prepaid and other current assets	868	971

Total current assets	35,393	42,133
Property and equipment, net	4,007	3,223
Notes receivable from officers and employees	33	33
Restricted cash	153	153
Other assets	265	271

Total assets	$39,851	$45,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,702	$1,658
Accrued clinical and cost of other studies	411	789
Accrued compensation	1,085	1,252
Deferred revenue	930	880
Facility lease exit obligation	376	376
Other accrued liabilities	513	584

Total current liabilities	5,017	5,539
Deferred rent	264	283
Facility lease exit obligation	1,278	1,373
Other non-current liabilities	245	248
Note payable and accrued interest to related party	8,167	8,071

Total liabilities	14,971	15,514

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,950,000 shares authorized, none outstanding Common stock, no par value; authorized shares: 100,000,000 at March 31, 2008 and December 31, 2007; issued and outstanding shares: 54,776,455 at March 31, 2008; 54,772,705 at December 31, 2007	342,568	342,355
Accumulated other comprehensive income	16	10
Accumulated deficit	(317,704)	(312,066)

Total shareholders’ equity	24,880	30,299

Total liabilities and shareholders’ equity	$39,851	$45,813

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues (including amounts from related parties $0 - 2008; $15 - 2007)	$—	$416

Operating expenses:
Research and development	4,329	3,407
General and administrative	1,549	1,987
Restructuring and lease exit activities	22	98

Total operating expenses	5,900	5,492

Loss from operations	(5,900)	(5,076)
Interest income	361	637
Interest expense	(98)	(96)
Other expense	(1)	(31)

Net loss	$(5,638)	$(4,566)

Basic and diluted net loss per common share	$(0.10)	$(0.11)

Shares used in computing basic and diluted net loss per common share	54,007	40,820

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,638)	$(4,566)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	(3)	(3)
Depreciation and amortization	190	195
Stock-based compensation	208	310
Loss on retirement and sale of property and equipment	—	11
Changes in operating assets and liabilities:
Receivables	423	515
Prepaid and other current assets	103	404
Restricted cash	(3)	—
Other assets	6	156
Accounts payable	(79)	(576)
Accrued compensation	(167)	(164)
Other accrued liabilities	(400)	(330)
Deferred rent	(19)	(42)
Deferred revenue	50	5
Facility lease exit obligation	(95)	—

Net cash used in operating activities	(5,424)	(4,085)

Cash flows from investing activities:
Capital expenditures	(807)	(317)
Purchases of available-for-sale investments	—	(2,969)
Proceeds from sales and maturities of available-for-sale investments	6,964	503

Net cash provided (used) by investing activities	6,157	(2,783)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	33,178
Proceeds from issuance of common stock, net	5	55

Net cash provided by financing activities	5	33,233

Net increase in cash and cash equivalents	738	26,365
Cash and cash equivalents at beginning of period	29,964	27,013

Cash and cash equivalents at end of period	$30,702	$53,378

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$23,669

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in trade accounts payable	$167	$—

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2008
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company”, “we”, and/or “our”) is a California corporation focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmunologists. The Company’s principal activities to date have included research and development, securing operating facilities, expanding commercial production capabilities, recruiting management and technical personnel and obtaining financing. The Company does not anticipate receiving any revenue from the sale of products in the upcoming year. The Company’s ability to continue its development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments at March 31, 2008 are sufficient to enable the Company to meet its obligations through at least the first quarter of 2009. Management plans to continue to obtain funds through collaborative arrangements, equity issuances and/or debt arrangements. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Reclassifications
     The Company reclassified restructuring activity expenses incurred during the first quarter of 2007 from the general and administrative expense line item to the restructuring and lease exit activities line item in the accompanying unaudited condensed statements of operations to conform to the presentation for the current quarter.
2. Summary of Significant Accounting Policies
     Use of Estimates
     The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to the revenue recognition, assumptions for valuing options and warrants and income taxes. Actual results could differ from these estimates.
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
     Income Taxes
     The Company uses the asset and liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. Valuation allowances are established to reduce the deferred tax assets to amounts more likely than not to be realized. The Company currently maintains a full valuation allowance. The balance at December 31, 2007 was $127.5 million.
     Stock-Based Compensation Expense
     The Company measures stock-based compensation at the grant date based on the award’s fair value and recognizes the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock based awards granted prior to, but not vested as of, January 1, 2006.
     The Company has elected to calculate an awards’ fair value based on the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
     Recently Issued Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Management does not expect that the adoption of FSP FAS 157-2 will have a material impact on the Company’s financial position and results of operations.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. Management does not expect that the adoption of EITF 07-1 will have a material impact on the Company’s financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains a controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not believe that the adoption of SFAS 160 will have an effect on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for years beginning after November 15, 2008. Management is currently evaluating the impact, if any, the adoption of SFAS 161 will have on the Company’s financial statements.

3. Stock-Based Compensation
     The following table shows the stock-based employee compensation expense included in the accompanying condensed statements of operations for the three month periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	March 31,	March 31,
	2008	2007
Costs and expenses:
Research and development	$174	$94
General and administrative	(43)	160

Total stock-based compensation expense	$131	$254

Impact on basic and diluted net loss per common share	$(0.002)	$(0.006)

     There was no capitalized stock-based employee compensation cost for the quarters ended March 31, 2008 and 2007. Since the Company incurred net losses during the first quarter of 2008 and 2007, there was no recognized tax benefit associated with stock-based compensation expense.
     Total compensation expense for stock options and stock purchases under the Company’s employee stock purchase plan recognized under SFAS No. 123R was $96,000 and $235,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $1.4 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options and stock purchases and is expected to be recognized over a weighted average period of 2.71 years.
     Total compensation expense for restricted stock awards issued to employees recognized by the Company under SFAS No. 123R was $35,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively, and at March 31, 2008, 765,750 shares subject to restricted share awards are outstanding. As of March 31, 2008, $521,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards is expected to be recognized over a weighted average period of 3.44 years.
     Total compensation expense for stock options and restricted stock awards issued to consultants recognized by the Company was $77,000 and $56,000 for the three months ended March 31, 2008 and 2007, respectively.
     2005 Equity Incentive Plan
     The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which selected officers, directors, scientific advisory board members and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All employees, directors, officers, scientific advisory board members and consultants of the Company are eligible to participate in the 2005 Plan. As of March 31, 2008, the Company had 1,677,747 shares of common stock available for future issuance under the 2005 Plan.
Valuation Assumptions
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods are as follows:

	Three months ended March 31,
	2008		2007
Employee Stock Options
Dividend yield	0.0%		0.0%
Volatility factor	70.6%		85.2%
Risk-free interest rate	2.9%		5.1%
Expected life (years)	2.4		4.0
Weighted-average fair value of options granted during the periods	$0.6	8	$0.7	9

Employee Stock Purchase Plan
Dividend yield	0.0%		0.0%
Volatility factor	68.9%		86.4%
Risk-free interest rate	4.1%		4.9%
Expected life (years)	1.0		0.5
Weighted-average fair value of employee stock purchases during the periods	$0.5	7	$0.5	9
Stock Option Activity
     A summary of the status of the Company’s stock option plans at March 31, 2008 and changes during the three months then ended is presented in the table below (aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at December 31, 2007	3,493,154	$5.37	8.34	$167
Options granted	180,500	1.57	—	—
Options exercised	(3,750)	1.15	—	—
Options cancelled	(21,086)	46.45	—	—

Options outstanding at March 31, 2008	3,648,818	4.95	8.21	3

Options exercisable at March 31, 2008	1,807,169	$8.29	7.33	$3

     During the three months ended March 31, 2008 and 2007, the Company granted options to employees and consultants to purchase approximately 180,500 and 261,950 shares of common stock, respectively. There were 3,750 options exercised during the three months ended March 31, 2008.
4. Net Loss Per Share
     The Company computes basic net loss using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are antidilutive, and are not included in diluted weighted average common shares outstanding for the three months ended March 31, 2008.
     The Company excluded the following securities from the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007, as their effect would be anti-dilutive (in thousands):

	Three months ended
	March 31,
	2008	2007
Outstanding stock options	3,649	3,288
Unvested restricted stock	766	60
Warrants to purchase common stock	421	836
Performance bonus stock award	100	100

5. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed statements of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net loss	$(5,638)	$(4,566)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	6	3

Comprehensive loss	$(5,632)	$(4,563)

6. Cash, Cash Equivalents and Short-Term Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	March 31, 2008	December31, 2007
Cash and cash equivalents:
Cash and money market fund	$4,717	$1,345
Commercial paper	25,985	28,619

	$30,702	$29,964

Short-term investments:
Corporate and government notes	$3,591	$10,546

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at March 31, 2008 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to all fair value measurements not otherwise specified in an existing standard, it clarifies how to measure fair value and it expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. All of the Company’s fair market value measurements utilize quoted prices in active markets for all its short-term investments, and are as a result, valued at the “Level 1” fair value hierarchy as defined in SFAS 157.
7. Equity
     On December 21, 2007, the Company filed a shelf registration statement on Form S-3 (No. 333-148263) covering the sale of $60 million of common stock. The registration statement became effective on January 25, 2008.
     On January 30, 2007, the Company received $33.9 million from the closing of its public offering of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million. This public offering triggered the automatic conversion of all outstanding shares of Series A convertible preferred stock to common stock and eliminated the Series A liquidation preference of $41.9 million, equal to the original issue price plus all accrued and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and other similar events). Following the offering, the 1,544,626 shares of Series A convertible preferred stock were converted to 1,235,699 shares of common stock, and no liquidation preference or other preferential rights remained. As of March 31, 2008, the Company had 54,766,455 common shares outstanding.

8. Related Parties
CyDex
     On August 31, 2007, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) entered into a Collaboration Agreement (the “CyDex Agreement”), which contemplates that the parties will collaborate on the development and commercialization of products that utilize our AERx® pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver combinations of inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and chronic obstructive pulmonary diseases (COPD). John Siebert, a member of our Board of Directors, is the Chief Executive Officer of CyDex.
     Under the terms of the CyDex Agreement, the parties will share in the revenue from sales and licensing of such products to a third party for further development and commercialization. Details of each collaboration project will be determined by a joint steering committee consisting of members appointed by each of the parties. Costs of each collaboration project will be borne 60% by the Company and 40% by CyDex. Revenues from each collaboration project will be shared in the same ratio. The CyDex Agreement commenced on August 31, 2007, and unless terminated earlier, will extend for a minimum period of two years. Either party may terminate the Agreement upon advance notice to the other party, and the non-terminating party will retain an option to continue the development and commercialization of any terminated product, subject to payment of a royalty to the terminating party. The Company did not recognize any revenue since inception and incurred expenses of $44,000 during the first quarter of 2008 and $51,000 from the inception of the agreement through March 31, 2008.
Novo Nordisk
     Prior to the Company’s follow-on public offering completed on January 30, 2007, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc. were considered related parties. At December 31, 2006, Novo Nordisk beneficially owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). As a result of the Company’s public offering on January 30, 2007, Novo Nordisk’s ownership was reduced to approximately 3.0% of the Company’s stock on an as-converted basis, and as of March 31, 2008 and December 31, 2007, Novo Nordisk owned less than 1% of the Company’s common stock.
     In June 1998, the Company executed a Development and Commercialization Agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation AERx insulin Diabetes Management System (iDMS). Under the terms of the agreement, Novo Nordisk was granted exclusive worldwide sales and marketing rights to any products developed. On July 3, 2006, the Company and Novo Nordisk entered into the Second Amended and Restated License Agreement (the “July 3, 2006 License Agreement”). For the three month period ending March 31, 2008 and 2007, the Company recorded revenue of zero and $15,000, respectively, related to product development and milestone payments.
     Pursuant to the July 3, 2006 License Agreement , Novo Nordisk loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (“Promissory Note”). The Promissory Note bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The amount outstanding under the Promissory Note, including accrued interest, was $8.2 million and $8.1 million as of March 31, 2008 and December 31, 2007, respectively. The Promissory Note does contain a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was also secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement.
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

9. Revenue and Deferred Revenue:
     Significant payments from and amounts billed to collaborators, contract and milestone revenues and deferred revenue are as follows (thousands):

March 31,
2008
Deferred revenue — December 31, 2007	$880
Payments/amounts billed for collaborator funded programs	50

Subtotal	930

Contract revenues recognized from collaborator-funded programs	—

Deferred revenue — March 31, 2008	930
Less: non-current portion of deferred revenue	—

Current portion of deferred revenue	$930

     The Company receives revenues from collaborator-funded programs that are generally early-stage feasibility programs. These programs may not necessarily develop into long-term development agreements with the collaborators.
10. Sublease Agreement and Lease Exit Liability:
     On July 18, 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with SFAS 146, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and lease exit activities in the accompanying condensed statements of operations. The lease exit liability activity from inception in July 2007 through March 31, 2008 is as follows (in thousands):

Loss on sublease upon subleasing to Mendel in July 2007	$2,063
Accretion of imputed interest expense	39
Lease payments	(353)

Balance at December 31, 2007	1,749
Accretion of imputed interest expense	22
Lease payments	(117)

Balance at March 31, 2008	$1,654

     The Company recorded $376,000 of the $1,654,000 lease exit liability in current liabilities and the remaining $1,278,000 in non-current liabilities in the accompanying condensed balance sheet at March 31, 2008. The Company recorded $376,000 of the $1,749,000 lease exit liability in current liabilities and the remaining $1,373,000 in non-current liabilities in the accompanying condensed balance sheet at December 31, 2007.
11. 2006 Restructuring
     During 2006, the Company announced the implementation of a strategic restructuring of its business operations to focus resources on advancing the current product pipeline and developing products focused on respiratory disease, leveraging the Company’s core expertise and intellectual property. The Company accounted for the restructuring activity in accordance with SFAS 146. The restructuring included a reduction in force, the majority of which were research personnel. The Company recorded the final remaining charge of $98,000 from the 2006 restructuring during the three month period ended March 31, 2007. The Company also paid the severance-related expenses in full by the end of 2007. These charges are included in the restructuring and lease exit activities expense line item in the accompanying condensed statements of operations.

12. Tekmira License Agreement
     On February 13, 2008, the Company signed an amendment to its license agreement from December 2004 with Tekmira Pharmaceuticals Corporation (“Tekmira”), formerly known as Inex Pharmaceuticals Corporation. Under the amended agreement, Tekmira granted the Company a license to certain technology relating to the delivery of liposomal ciprofloxacin. The Company paid Tekmira $250,000 upon execution of the amendment. Should the Company utilize the technology licensed from Tekmira, the Company may be required to make milestone payments of up to $4.75 million in the aggregate for each disease indication, up to a maximum of two indications, pursued by the Company for liposomal ciprofloxacin. Should the Company commercialize products incorporating the licensed technology, Tekmira will have the right to additional royalty payments.
13. Feasibility Study
     In March 2008, the Company entered into an agreement with an undisclosed party to conduct a feasibility study. The purpose of the study is to evaluate in the laboratory the delivery of certain compounds using the AERx system. The agreement has an initial one year term with potential successive one year renewals. The Company will be fully reimbursed for its costs under the agreement. The Company billed $50,000 upon execution of the agreement and recorded the amount in deferred revenue in the accompanying condensed balance sheet at March 31, 2008.
14. Manufacturing and Supply Agreement
     On August 8, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Enzon Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”) related to its ARD-3100 and ARD-3150 programs, inhaled formulations of liposomal ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis and bronchiectasis. Under the Enzon Agreement, Enzon will manufacture and supply the Company with ciprofloxacin formulations and other products that may be identified by management. For manufacturing the initial products, the Company will pay Enzon costs and fees totaling $3,294,500 in addition to costs and fees for stability studies or other services that may be agreed by both parties. The agreement commenced on August 8, 2007, and will extend for a period of five years, unless terminated earlier by either party. During the three month period ending March 31, 2008, the Company incurred $0.2 million in costs under the Enzon Agreement and $3.0 million from the inception of the contract through March 31, 2008. These costs were recorded in research and development expenses in the accompanying condensed statements of operations.
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
     Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, our ability to implement our new product development strategy, the success of product development efforts, our dependence on collaborators for certain programs, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
     Investors are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities and possible sales and marketing efforts and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products in the upcoming year. As of March 31, 2008, we had an accumulated deficit of $317.7 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, sale of Intraject related assets and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million (See Note 7 of the notes to the condensed financial statements).
     Historically, our development activities consisted primarily of collaborations and product development agreements with third parties. The most notable collaboration has been with Novo Nordisk on the AERx iDMS for the treatment of Type I and Type II diabetes. This program began in 1998 and has included nine Phase 3 clinical trials in Type I and Type II diabetes patients. On January 14, 2008, Novo Nordisk issued a press release announcing the termination of all pending clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS. Also on January 14, 2008, we received a 120-day notice from Novo Nordisk terminating the July 3, 2006 License Agreement between us and Novo Nordisk. Lastly, on April 30, 2008, Novo Nordisk announced that following recent reports on lung cancer in type II diabetes patients treated with Exubera, an inhaled insulin product from Pfizer, the likelihood of achieving a positive benefit/risk ratio for future pulmonary diabetes projects had become more uncertain, and as a result, Novo Nordisk had decided to stop all research and development activities in the field. Our current intentions are to seek collaborations for inhaled treatments of diabetes using the AERx technology.
     More recently, our business has focused on product development for treatment of respiratory disease, including identifying opportunities that we could develop and commercialize in the United States without a partner. We currently have five respiratory product candidates in development: innovative treatments for infections associated with cystic fibrosis, bronchiectasis and inhalation anthrax; smoking cessation treatment; and, in collaborations with other companies, inhalation treatments for pulmonary arterial hypertension and for asthma and other chronic obstructive diseases of airways. In selecting our development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. We intend to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties.

Product Candidates
     Product candidates in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Product Candidate	Indication	Stage of Development
Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Phase 2
ARD-3150 (Liposomal ciprofloxacin)	Bronchiectasis	Phase 2 in preparation
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical
ARD-1600 (Nicotine)	Tobacco Smoking Cessation	Phase 2 in preparation
Collaborative Programs Under Development
ARD-1550 (Inhaled treprostinil) (1)	Pulmonary Arterial Hypertension	Bridging study
ARD-1500 (Inhaled liposomal treprostinil)	Pulmonary Arterial Hypertension	Preclinical
ARD-1300 (Hydroxychloroquine) (2)	Asthma	Phase 2
ARD-1700 (combination products) (3)	Asthma, COPD	Preclinical

(1)	A bridging clinical study began in April 2008 to compare delivery with the AERx Essence(R) system against the nebulizer used in the completed Phase 3 TRIUMPH (TReprostinil Sodium Inhalation Used in the Management of Pulmonary Arterial Hypertention) study with our partner Lung Rx, Inc., a wholly owned subsidiary of United Therapeutics Corporation.

(2)	A Phase 2a clinical study did not meet pre-specified clinical endpoints. The program is currently under review by APT, a privately held biotechnology company.

(3)	The Asthma program is being conducted pursuant to the Collaboration Agreement with CyDex.
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

Proprietary Programs Under Development:
     Liposomal Ciprofloxacin
     Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the treatment of a variety of bacterial infections. Today ciprofloxacin is delivered by oral or intravenous administration. We believe that delivering this potent antibiotic directly to the lung may improve its safety and efficacy in the treatment of pulmonary infections. We believe that our novel sustained release formulation of ciprofloxacin may be able to maintain therapeutic concentrations of the antibiotic within infected lung tissues, while reducing systemic exposure and the resulting side effects seen with currently marketed ciprofloxacin products. To achieve this sustained release, we employ liposomes, which are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug slowly upon contact with fluid covering the airways and the lung. In an animal experiment, ciprofloxacin delivered to the lung of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced significantly higher levels of ciprofloxacin in the lung at all time points and was still detectable at 12 hours. We also believe that for certain respiratory disease indications it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We have at present three target indications that share much of the laboratory and production development efforts, as well as a common safety data base.
ARD-3100 and ARD 3150 — Liposomal Ciprofloxacin for the Treatment of Infections in Cystic Fibrosis and Non-CF Bronchiectasis Patients
     We have two proprietary liposomal ciprofloxacin programs for the treatment and control of respiratory infections — one common to patients with cystic fibrosis, or CF, and the other for infections associated with non-cystic fibrosis bronchiectasis. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. According to the American Lung Association, the direct medical care costs for an individual with CF are currently estimated to be in excess of $40,000 per year.
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
     We are also developing inhaled liposomal ciprofloxacin for pulmonary infections associated with non-CF bronchiectasis — a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in the United States. This is an orphan drug disease with an unmet medical need; there is currently no approved drug treatment in the USA for this indication.
     Development
     We have received orphan drug designations from the FDA for this product for the management of CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis. As a designated orphan drug, liposomal ciprofloxacin is eligible for tax credits based upon its clinical development costs, as well as assistance from the FDA to coordinate study design. The designation also provides the opportunity to obtain market exclusivity for seven years from the date of New Drug Application, or NDA, approval.

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
     Following the completion of the Phase 1 study, we initiated a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 24 CF patients to investigate safety, efficacy and pharmacokinetics, with the primary efficacy endpoint being the reduction in the density of the pathogenic microorganism Pseudomonas aeruginosa. Following the trial we intend to finalize development plans and budgets for this program in conjunction with discussions with the FDA. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our initial formulation of ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system as well. This program incorporates formulation and manufacturing processes and safety data developed for our inhalation anthrax program discussed below. We also intend to explore the utility of liposomal ciprofloxacin for the treatment of other serious respiratory infections. In particular, we plan to conduct clinical trials to treat infections in patients with non-CF bronchiectasis.
ARD-1100 — Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax
     The third of our liposomal ciprofloxacin programs is for the prevention and treatment of pulmonary anthrax infections. Anthrax spores are naturally occurring in soil throughout the world. Anthrax infections are most commonly acquired through skin contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax as a bioterror agent represents a real and current threat.
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
     If we can obtain sufficient additional funding, we would anticipate developing this drug for approval under FDA regulations relating to the approval of new drugs or biologics for potentially fatal diseases where human efficacy studies cannot be conducted ethically or practically. These regulations allow for a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness.
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
     We have recently completed the first human clinical trial delivering aqueous solutions of nicotine using the palm-size AERx Essence system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.
     We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We are currently seeking collaborations with government and non-government organizations to further develop this product.
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

     Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin* and is administered by intravenous or subcutaneous infusion; Remodulin accounted for approximately $200 million of United Therapeutics Corporation’s revenue in 2007. We believe that our ARD-1550 product candidate potentially could offer a non-invasive, more direct and patient-friendly approach to treatment to replace or complement currently available treatments. Actelion Pharmaceuticals Ltd. markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis* that is administered six to nine times per day using a nebulizer, with each treatment lasting four to ten minutes. We believe administration of treprostinil by inhalation using our AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. Based on our previous work with United Therapeutics, we also believe that in the future our sustained release formulation may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing therapies.
Development
     We have conducted two collaborative research projects on inhaled treprostinil using Aradigm’s AERx delivery system. The first project was with an aqueous formulation of treprostinil. The second project involved development of a slow-acting liposomal formulation of treprostinil (ARD-1500), with the view to achieve once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement with Lung Rx pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of PAH and other potential therapeutic indications. As a part of this collaboration, we began a bridging study for this product, ARD-1550, in April 2008 to compare an aqueous solution of treprostinil delivered by inhalation using the AERx Essence system to the nebulizer used in the United Therapeutics’ recently completed Phase 3 trial.
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
Development
     APT has funded all activities in the development of this program. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. APT is also studying the utility of nasally-administered HCQ for the treatment of allergic rhinitis.

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
•	Cyclodextrin Combination Products for Asthma, Cystic Fibrosis and other Chronic Obstructive Pulmonary Disease (COPD). Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounted for $14.7 billion in direct healthcare costs each year in the United States, of which the largest single expenditure, at $6.2 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, in 2005 asthma affected 41.5 million people in developed countries, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom. According to the American Lung Association, non-asthma COPD was the fourth leading cause of death in America, claiming the lives of 118,171 Americans in 2004. In 2005, an estimated 8.9 million Americans reported a physician diagnosis of chronic bronchitis, an obstructive disease of the lung. In August 2007, we and CyDex began to collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and COPD.

•	Pain Management System. Based on our internal work and a currently dormant collaboration with GlaxoSmithKline, we have developed a significant body of preclinical and Phase 1 clinical data on the use of inhaled morphine and fentanyl, and Phase 2 clinical data on inhaled morphine, with our proprietary AERx delivery system for the treatment of breakthrough pain in cancer and postsurgical patients.

•	Other Programs. We are currently examining our previously conducted preclinical and clinical programs to identify molecules that may be suitable for further development consistent with our current business strategy. In most cases, we have previously demonstrated the feasibility of delivering these compounds via our proprietary AERx delivery system, but we have not been able to continue development due to a variety of reasons, most notably the lack of funding provided from collaborators. If we identify any such programs during this review, we will consider continuing the development of such compounds on our own.

Critical Accounting Policies and Estimates
     We consider certain accounting policies related to revenue recognition, stock-based compensation, impairment of long-lived assets, exit/disposal activities and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the condensed financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition and assumptions for valuing options, warrants and incomes taxes. Our actual results could differ from these estimates.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2008 and December 31, 2007, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
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
Results of Operations
Three months ended March 31, 2008 and 2007
Revenue

	Three months ended
	March 31,
	2008	2007	Decrease
	(in thousands)

Revenue:

Related parties	$—	$15	$(15)	(100)%
Unrelated parties	—	401	(401)	(100)%

Total revenue	$—	$416	$(416)	(100)%

     We did not record any revenue for the three months ended March 31, 2008. During the three months ended March 31, 2007, we recorded revenues from Novo Nordisk of $15,000. The reason for the decrease in related party revenue was due to the conclusion of the restructuring agreement with Novo Nordisk. Similarly, the primary reason for the decrease in unrelated party revenue was the result of our refocus towards advancing our own product candidates, and to a lesser extent, timing of our collaboration agreement activities. For the three months ended March 31, 2007, we recorded collaborative revenues of $312,000 related to ARD-1500, $84,000 from our transition agreement with Zogenix and $5,000 from our nozzle manufacture contract.

Research and Development

	Three months ended
	March 31,
	2008	2007	Increase (Decrease)
	(In thousands)
Research and development expenses:

Collaborative	$336	$419	$(83)	(20)%
Self-initiated	3,993	2,988	1,005	34%

Total research and development expenses	$4,329	$3,407	$922	27%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, which include salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel. The decrease in collaborative program expenses for the three months ended March 31, 2008 was due primarily to the transition from contract research agreements to a greater focus on the development of our lead candidate ARD-3100. Research and development expense for self-initiated projects increased during the three months ending March 31, 2008 over the comparable period in the prior year as a result of the transition to focus resources on advancing our current product candidates. The increase in research and development costs during the three months ending March 31, 2008 consisted primarily of supply manufacturing, clinical trial activities and a license fee payment to Tekmira Pharmaceuticals Corporation. Stock-based employee compensation expense charged to research and development for the three months ended March 31, 2008 and 2007 was $174,000 and $94,000, respectively. We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidates, ARD-3100 and ARD-3150.
General and Administrative

	Three months ended
	March 31,
	2008	2007	Decrease
	(in thousands)

General and administrative expenses	$1,549	$1,987	$(438)	(22)%
     General and administrative expenses are comprised of salaries, legal fees including those associated with the establishment and protection of our patents, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months ended March 31, 2008 decreased over the comparable period in 2007 primarily as a result of the reduction in building rent, stemming from the subleasing of a portion of our office space to Mendel Biotechnology, Inc. (“Mendel”) in July 2007, a reduction in headcount, and lower stock-based compensation expense resulting from a valuation change triggered when certain employees were converted to consultants. Stock-based employee compensation expense recorded in general and administrative expenses for the three months ended March 31, 2008 and 2007 was a credit of $43,000 and a charge of $160,000, respectively. We expect that our general and administrative expenses will remain relatively constant or may decrease slightly over the next few quarters.

Restructuring and lease exit activities

	Three months ended
	March 31,
	2008	2007	Decrease
	(in thousands)

Restructuring and lease exit activities expense	$22	$98	$(76)	(78)%
     Restructuring and lease exit activities expense for the three month period ended March 31, 2008 represented the accretion of interest associated with the exit obligation recorded upon the subleasing of the office space to Mendel. The restructuring and lease exit activities expense incurred for the comparable period in 2007 consisted of severance-related expenses relating to our 2006 restructuring efforts.
Interest income, interest expense and other expense

	Three months ended
	March 31,
	2008	2007	Increase (decrease)
	(in thousands)

Interest income, interest expense and other expense:
Interest income	$361	$637	$(276)	43%
Interest expense	(98)	(96)	2	2%
Other expense, net	(1)	(31)	(30)	(97)%

Total interest income, interest expense and other expense	$262	$510	$(248)	(49)%

     Interest income for the three months ended March 31, 2008 decreased over the comparable period in 2007 due to a lower average invested balance. Interest expense primarily reflects the interest expense on the $7.5 million note payable with an interest rate of 5%, issued to Novo Nordisk in July 2006. The decrease in other expenses primarily was the result of higher losses in 2007 relating to disposition of assets and realized losses from exchange rate transactions.
Liquidity and Capital Resources
     As of March 31, 2008, we had cash, cash equivalents and short-term investments of $34.3 million and total working capital of $30.4 million. For the three months ended March 31, 2008, our operating activities used net cash of $5.4 million and reflect our net loss of $5.6 million, offset by non-cash charges including stock-based compensation expense and depreciation and amortization expense. During the first quarter of 2008, cash used for payments of obligations relating largely to manufacturing research and development contracts with Enzon Pharmaceuticals Inc. was offset by collections from our collaborative contract with Lung Rx and from other contracts. For the three months ended March 31, 2007, our operating activities used net cash of $4.1 million and reflect our net loss of $4.6 million, offset by non-cash charges including stock-based compensation expense and depreciation and amortization expense. During the first quarter of 2007, we used cash to pay outstanding invoices, severance-related expenses, legal expenses related to our public offering and for clinical trial expenses related to our ARD-3100 program. Collections from Defence Research and Development Canada relating to our partnered program for ARD-1100 and expenses relating to insurance and program costs paid in advance during a prior period partially offset the cash usage during the quarter.
     For the three month period ended March 31, 2008, net cash provided by investing activities was $6.2 million which was the result of proceeds from sales and maturities of our available-for-sale investments offset in part by capital expenditures of $0.8 million. For the comparable period ended March 31, 2007, net cash used in investing activities was $2.8 million. We used $0.3 million for purchases of equipment and $3.0 million for the purchase of available-for-sale investments, offset by $0.5 million in proceeds from sales and maturities of available-for-sale investments.

     Net cash provided by financing activities for the three month period ending March 31, 2008 was $5,000 and consisted of employee exercises of stock options. Net cash provided by financing activities for the comparable period in 2007 was $33.2 million and consisted primarily of net proceeds from our public offering concluded in January 30, 2007 and $55,000 in purchases under our employee stock purchase plan.
     As of March 31, 2008, we had an accumulated deficit of $317.7 million, working capital of $30.4 million and shareholders’ equity of $24.9 million. We believe that cash, cash equivalents and short-term investments on hand at March 31, 2008 will be sufficient to enable us meet our obligations through at least the first quarter of 2009.
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
     Contractual Obligations
     Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2008 are disclosed in the following table:

	Payment Due by Period
					2013 and
	Total	2008 (1)	2009-2010	2011-2012	later
	(In thousands)
Operating lease obligations	$18,247	$1,783	$4,532	$4,060	$7,872
Promissory note (2)	10,543	—	—	3,514	7,029
Unconditional capital purchase obligations	804	804	—	—	—
Unconditional purchase obligations	4,482	4,482	—	—	—

Total contractual commitments	34,076	7,069	4,532	7,574	14,901

Less-sublease payments from Mendel (3)	(4,315)	(657)	(1,828)	(1,830)	—

Total contractual commitments, net (3)	$29,761	$6,412	$2,704	$5,744	$14,901

(1)	For nine months ending December 31, 2008

(2)	Represents repayments of principal and interest on the Novo Nordisk promissory note. The Novo Nordisk promissory note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions.

(3)	Included to demonstrate the effect of the sublease with Mendel entered on July 18, 2007. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. In the event that the sublease is not terminated early in 2012, $4.0 million in additional payments will be received through August 2016.
     Recently Issued Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We do not expect that the adoption of FSP FAS 157-2 will have a material impact on our financial position and results of operations.

     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We do not expect that the adoption of EITF 07-1 will have a material impact on our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains a controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of SFAS 160 will have an effect on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for years beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS 161 will have on our financial statements.

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
     As of March 31, 2008, we had cash, cash equivalents and short-term investments of $34.3 million. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.
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
We changed our product development strategy, and if we do not successfully implement this strategy our business and reputation will be damaged.
     Since our inception in 1991, we have focused on developing drug delivery technologies to be partnered with other companies. In May 2006, we began transitioning our business focus from the development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to the development of novel drug products to treat or prevent respiratory diseases. As part of this transition we have implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We are in the early stages of implementing various aspects of our strategy, and we may not be successful in implementing our strategy. Even if we are able to implement the various aspects of our strategy, it may not be successful.
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our cash, cash equivalents and short term investments at March 31, 2008 will be sufficient to fund operations at least through the end of the first quarter of 2009. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2008, we have an accumulated deficit of $317.7 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our existing collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, Novo Nordisk has control over and responsibility for development and commercialization of the AERx iDMS program. In January 2008, Novo Nordisk announced that it was terminating the AERx iDMS program. Identifying new collaborators for the further development and potential commercialization of the AERx iDMS program may take a significant amount of time and resources and ultimately may not be successful. If, due to delays or otherwise, we do not receive development funds or achieve milestones set forth in the agreements governing our collaborations, if we cannot timely find replacement collaborators, or if any of our collaborators breach or terminate their collaborative agreements or do not devote sufficient resources or priority to our programs, our business prospects and our stock price would suffer.
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
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues.
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

ARADIGM CORPORATION (Registrant)
/s/ Igor Gonda
Dr. Igor Gonda
President and Chief Executive Officer

/s/ Norman Halleen
Norman Halleen
Dated: May 13, 2008	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.