Form 10-Q
period 2008-06-30
ARADIGM CORP
filed 2008-08-08
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) Common	(Outstanding at July 31, 2008) 54,923,839

ARADIGM CORPORATION

p 2 of 38

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,200	$29,964
Short-term investments	1,231	10,546
Receivables	218	500
Restricted cash	232	152
Prepaid and other current assets	512	971

Total current assets	28,393	42,133
Property and equipment, net	5,219	3,223
Notes receivable from officers and employees	33	33
Restricted cash	79	153
Other assets	259	271

Total assets	$33,983	$45,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$1,658
Accrued clinical and cost of other studies	1,252	789
Accrued compensation	1,255	1,252
Deferred revenue	1,168	880
Facility lease exit obligation	384	376
Other accrued liabilities	491	584

Total current liabilities	5,897	5,539
Deferred rent	246	283
Facility lease exit obligation	1,181	1,373
Other non-current liabilities	169	248
Note payable and accrued interest to related party	8,265	8,071

Total liabilities	15,758	15,514

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,950,000 shares authorized, none outstanding Common stock, no par value; authorized shares: 150,000,000 at June 30, 2008 and 100,000,000 at December 2007; issued and outstanding shares: 54,923,839 at June 30, 2008 and 54,772,705 at December 31, 2007	342,980	342,355
Accumulated other comprehensive income	1	10
Accumulated deficit	(324,756)	(312,066)

Total shareholders’ equity	18,225	30,299

Total liabilities and shareholders’ equity	$33,983	$45,813

See accompanying Notes to Condensed Financial Statements

p 3 of 38

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Contract revenues from related parties	$—	$8	$—	$23
Contract revenues from unrelated parties	54	289	54	690

Total revenues	54	297	$54	713

Operating expenses:
Research and development	5,364	3,841	9,693	7,248
General and administrative	1,825	2,628	3,374	4,615
Restructuring and lease exit activities	20	—	42	98

Total operating expenses	7,209	6,469	13,109	11,961

Loss from operations	(7,155)	(6,172)	(13,055)	(11,248)
Interest income	202	699	563	1,336
Interest expense	(100)	(96)	(198)	(193)
Other income, net	1	46	—	16

Net loss	$(7,052)	$(5,523)	$(12,690)	$(10,089)

Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(0.23)	$(0.21)

Shares used in computing basic and diluted net loss per common share	54,159	53,942	54,083	47,417

See accompanying Notes to Condensed Financial Statements

p 4 of 38

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,690)	$(10,089)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	(6)	(5)
Depreciation and amortization	375	393
Stock-based compensation	482	689
Loss on retirement and sale of property and equipment	—	11
Changes in operating assets and liabilities:
Receivables	282	598
Prepaid and other current assets	459	420
Restricted cash	(6)	—
Other assets	12	162
Accounts payable	(267)	(549)
Accrued compensation	3	156
Other accrued liabilities	83	43
Deferred rent	(37)	(84)
Deferred revenue	288	—
Facility lease exit obligation	(184)	—

Net cash used in operating activities	(11,206)	(8,255)

Cash flows from investing activities:
Capital expenditures	(2,013)	(817)
Purchases of available-for-sale investments	(1,235)	(8,289)
Proceeds from sales and maturities of available-for-sale investments	10,547	496

Net cash provided by (used in) investing activities	7,299	(8,610)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	33,178
Proceeds from issuance of common stock, net	143	56
Payments to officers and employees on notes receivable	—	(1)

Net cash provided by financing activities	143	33,233

Net increase (decrease) in cash and cash equivalents	(3,764)	16,368
Cash and cash equivalents at beginning of period	29,964	27,013

Cash and cash equivalents at end of period	$26,200	$43,381

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$23,669

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in trade accounts payable	$828	$—

See accompanying Notes to Condensed Financial Statements

p 5 of 38

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2008
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company”, “we”, and/or “our”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. The Company’s principal activities to date have included research and development, securing operating facilities, expanding commercial production capabilities, recruiting management and technical personnel and obtaining financing. The Company does not anticipate receiving any revenue from the sale of products in the near term. The Company’s ability to continue its development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments as of June 30, 2008 are sufficient to enable the Company to meet its obligations through at least the first quarter of 2009. Management plans to continue to obtain funds through collaborative arrangements, equity issuances and debt arrangements. If we are unable to complete a debt or equity offering or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer, or discontinue one or more of our product development programs, or we may not be able to continue as a going concern entity. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Reclassifications
     The Company reclassified restructuring activity expenses incurred during 2007 from the general and administrative expense line item to the restructuring and lease exit activities line item in the accompanying unaudited condensed statements of operations to conform to the presentation for the current periods.
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
   Revenue Recognition
     Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues

p 6 of 38

Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue for arrangements not having multiple deliverables, as outlined in EITF 00-21, is recognized once costs are incurred and collectability is reasonably assured. Under some agreements the Company’s collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements, revenue is recognized upon acceptance of the work and confirmation of the amount to be paid by the collaborator. Deferred revenue represents the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreement when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues, and are included in research and development expenses. Refundable development and license fee payments are deferred until specific performance criteria are achieved. Refundable development and license fee payments are generally not refundable once specific performance criteria are achieved and accepted.
     Collaborative license and development agreements that require the Company to provide multiple deliverables, such as a license, research and product steering committee services and other performance obligations, are accounted for in accordance with EITF 00-21. Under EITF 00-21, delivered items are evaluated to determine whether such items have value to the Company’s collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.
   Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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
   Income Taxes
     The Company uses the asset and liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. Valuation allowances are established to reduce deferred tax assets to amounts more likely than not to be realized. The Company currently maintains a full valuation allowance.
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

p 7 of 38

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
3. Stock-Based Compensation
     The following table shows the effect of SFAS 123R, Share Based Payment on stock-based compensation expense included in the statement of operations for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development expense	$162	$161	$361	$254
General and administrative expense	112	218	121	435

Total stock-based compensation expense under SFAS 123R	$274	$379	$482	$689

Total stock-based compensation without the adoption of SFAS 123R	$(12)	$13	$65	$70

Impact on basic and diluted net loss per common share	$(0.01)	$—	$—	$(0.01)

     Following are the components of total stock-based compensation expense recognized for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Employee stock option plans and employee stock purchase plan (“ESPP”)	$230	$348	$326	$583
Restricted stock awards to employees	56	18	91	36

Total stock-based compensation expense under SFAS 123R	286	366	417	619
Stock options and restricted stock awarded to consultants	(12)	13	65	70

Total stock-based compensation	$274	$379	$482	$689

     No stock-based employee compensation cost was capitalized for the three or six month periods ended June 30, 2008 or 2007. Because the Company incurred net losses during each of those periods, there was no recognized tax benefit associated with stock-based compensation expense.
     As of June 30, 2008, there was $1.6 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options, stock purchases and restricted stock awards to employees, which is expected to be recognized over a weighted average period of 2.5 years.

p 8 of 38

Valuation Assumptions
     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for the three and six months ended June 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	70.2%	78.2%	70.3%	81.2%
Risk-free interest rate	2.5%	5.0%	2.6%	4.9%
Expected life (years)	2.5	4.0	2.5	4.0
Weighted-average fair value of options granted during the periods	$0.38	$0.80	$0.45	$0.80

ESPP

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	59.9%	82.8%	59.9%	82.8%
Risk-free interest rate	1.6%	4.8%	1.6%	4.8%
Expected life (years)	0.8	1.3	0.8	1.3
Weighted-average fair value of employee stock purchases during the periods	$0.39	$0.60	$0.39	$0.60
Stock Option Activity
     A summary of the status of the Company’s stock option plans at June 30, 2008 and changes during the six months then ended is presented in the table below :

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at December 31, 2007	3,493,154	$5.37	8.34	$167,000
Options granted	280,000	1.32
Options exercised	(3,750)	1.15
Options cancelled	(105,125)	11.81

Options outstanding at June 30, 2008	3,664,279	4.88	7.88	—

Options exercisable at June 30, 2008	2,036.012	$7.49	7.04	—

4. Net Loss Per Share
     The Company computes basic net loss per share using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock were antidilutive, and therefore were not included in diluted weighted average common shares outstanding for the three or six month periods ended June 30, 2008 and 2007.
     The following securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2008 and 2007, respectively, as their effect would be anti-dilutive (in thousands):

	June 30,
	2008	2007
Outstanding stock options	3,664	3,053
Unvested restricted stock	761	55
Warrants to purchase common stock	421	836
Performance bonus stock award	100	100

p 9 of 38

5. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,052)	$(5,523)	$(12,690)	$(10,089)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	(15)	(7)	(9)	(4)

Comprehensive loss	$(7,067)	$(5,530)	$(12,699)	$(10,093)

6. Cash, Cash Equivalents and Short-Term Investments
     The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	June 30,	December 31,
	2008	2007
Cash and cash equivalents:
Cash and money market fund	$1,323	$1,345
Commercial paper	1,799	28,619
US government agency notes	23,078	—

	$26,200	$29,964

Short-term investments:
Corporate and US government agency notes	$1,231	$10,546

     The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents. All short-term investments at June 30, 2008 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. All of the Company’s fair market value measurements utilize quoted prices in active markets for all its short-term investments, and as such, are valued at the “Level 1” fair value hierarchy as defined in SFAS 157.
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
     Under the terms of the CyDex Agreement, the parties will share in the revenue from sales and licensing of such products to a third party for further development and commercialization. Details of each collaboration project will be determined by a joint steering committee consisting of members appointed by each of the parties. Costs of each collaboration project will be borne 60% by the Company and 40% by CyDex. Revenues from each collaboration project will be shared in the same ratio. The CyDex Agreement commenced on August 31, 2007, and unless terminated earlier, will extend for a minimum period of two years. Either party may terminate the Agreement upon advance notice to the other party, and the non-terminating party will retain an option to continue the development and commercialization of any terminated product, subject to payment of a royalty to the terminating party. The Company has not recognized any revenue under the agreement since inception. The Company incurred expenses under the agreement of $51,000 during the second quarter of 2008, $95,000 during the first half of 2008 and none in the first half of 2007.

p 10 of 38

Novo Nordisk
     In May 2008, the Second Amended and Restated License Agreement between Novo Nordisk and Aradigm (the “July 3, 2006 License Agreement”) was terminated, ending a business collaboration between the two companies to develop a pulmonary delivery system for administering insulin by inhalation using the AERx insulin Diabetes Management System (iDMS). There are various consequences for the Company as a result of the termination by Novo Nordisk of the July 3, 2006 License Agreement, including the following:
     All rights to the inhaled insulin program. Novo Nordisk must enable the Company to continue to pursue commercialization of inhaled insulin. In order to do this, Novo Nordisk must:
•	Supply the Company with insulin for use in continuing development of inhaled insulin.

•	Identify in writing the patent claims that describe the insulin formulation used by Novo Nordisk in its development of inhaled insulin so that the Company can make such formulation (and permitted alternatives).

•	Provide the Company full access to the data generated in the development of inhaled insulin, including data from all the clinical trials, as well as relevant sections of applicable regulating filings.
     Intellectual Property transfer. If Novo Nordisk informs the Company that Novo Nordisk does not wish to maintain certain patents and patent applications related to inhaled insulin, then these patents and patent applications will be assigned to the Company. Otherwise, Novo Nordisk must maintain the patents.
     Transfer of technology. Novo Nordisk transferred the AERx iDMS technology documentation to the Company. The technology transfer also included certain AERx iDMS-related development and production equipment at its fair market value.
     Prior to the Company’s follow-on public offering completed on January 30, 2007, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., were considered related parties. At December 31, 2006, Novo Nordisk beneficially owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). As a result of the Company’s public offering on January 30, 2007, Novo Nordisk’s ownership was reduced to approximately 3.0% of the Company’s stock on an as-converted basis, and as of June 30, 2008 and December 31, 2007, Novo Nordisk owned less than 1% of the Company’s common stock.
     Pursuant to the July 3, 2006 License Agreement, Novo Nordisk loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (“Promissory Note”). The Promissory Note bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The balance outstanding under the Promissory Note, including accrued interest, was $8.3 million and $8.1 million as of June 30, 2008 and December 31, 2007, respectively. The Promissory Note does contain a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was also secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement. The termination of the July 3, 2006 License Agreement does not accelerate any of the payment provisions under the Promissory Note.
8. Revenue and Deferred Revenue:
     Payments from and amounts billed to collaborators, revenue recognized and deferred revenue were as follows (thousands):

Deferred revenue — December 31, 2007	$880
Amounts billed or received for collaborator funded programs — three months ended March 31, 2008	50

Deferred revenue — March 31, 2008	930
Amounts billed or received for collaborator funded programs — three months ended June 30, 2008	292
Revenues recognized for collaborator funded programs — three months ended June 30, 2008	(54)

Deferred revenue — June 30, 2008	1,168
Less: non-current portion of deferred revenue	—

Current portion of deferred revenue	$1,168

p 11 of 38

     The Company receives payments from collaborator-funded programs that are generally early-stage feasibility programs. These programs may not necessarily develop into long-term development agreements with the collaborators.
9. Property Tax Assessment
     In March 2008 the Company received assessments of $508,000 from the Alameda County Tax Collector for personal property taxes for the period July 2004 through June 2007, for which the Company recorded an expense of $194,000 in the second quarter of 2008. Of the $508,000 total assessment, $194,000 relates to property owned and used by the Company during the assessment periods, and $314,000 relates to property the Company sold to Novo Nordisk as part of a January 26, 2005 restructuring agreement (the “January 26, 2005 Agreement”) and owned by Novo Nordisk during the tax assessment period. Under the terms of the January 26, 2005 Agreement, Novo Nordisk is responsible for tax assessments on property it owned during the assessment period, and therefore the Company believes the likelihood that the Company will ultimately bear the cost of the related $314,000 assessment is remote. Accordingly, no accrual was recorded for this portion of the assessment. Management has notified the Alameda County Tax Collector of its intention to file an appeal to dispute portions of the total assessment, and believes there is at least a reasonable possibility that the Company’s $194,000 liability will be reduced upon appeal. However, at this time management cannot estimate the amount that the Company will appeal or the ultimate outcome of the appeal. Accordingly, management’s current best estimate of the Company’s ultimate liability for the property tax assessment is $194,000.
10. Sublease Agreement and Lease Exit Liability:
     On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot facility in Hayward, CA. During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with SFAS 146, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the subleased space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, which consisted of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and lease exit activities in the accompanying condensed statements of operations. The lease exit liability activity from inception in July 2007 through June 30, 2008 is as follows (in thousands):

Loss on sublease to Mendel in July 2007	$2,063
Accretion of imputed interest expense	39
Lease payments	(353)

Balance at December 31, 2007	1,749
Accretion of imputed interest expense	22
Lease payments	(117)

Balance at March 31, 2008	1,654

Accretion of imputed interest expense	20
Lease payments	(109)

Balance at June 30, 2008	$1,565

     At June 30, 2008, $384,000 of the $1.6 million lease exit liability is classified in current liabilities, and the remaining $1.2 million is classified in non-current liabilities. At December 31, 2007, $376,000 of the $1.7 million lease exit liability was classified in current liabilities, and the remaining $1.4 million was classified in non-current liabilities.
11. 2006 Restructuring
     During 2006, the Company announced the implementation of a strategic restructuring of its business operations to focus resources on advancing the current product pipeline and developing products focused on respiratory disease, leveraging the Company’s core expertise and intellectual property. The Company accounted for the restructuring activity in accordance with SFAS 146. The restructuring included a reduction in force, the majority of which were research personnel. The Company recorded the final remaining charge of $98,000 from the 2006 restructuring during the second quarter of 2007. The Company also paid the severance-related expenses in full by the end of 2007. These charges are included in the restructuring and lease exit activities expense line item in the accompanying condensed statements of operations.

p 12 of 38

12. Tekmira License Agreement
     In February 2008, the Company signed an amendment to its license agreement from December 2004 with Tekmira Pharmaceuticals Corporation (“Tekmira”), formerly known as Inex Pharmaceuticals Corporation. Under the amended agreement, Tekmira granted the Company a license to certain technology relating to the delivery of liposomal ciprofloxacin. The Company paid Tekmira $250,000 upon execution of the amendment. Should the Company utilize the technology licensed from Tekmira, the Company may be required to make milestone payments of up to $4.75 million in the aggregate for each disease indication, up to a maximum of two indications, pursued by the Company for liposomal ciprofloxacin. Should the Company commercialize products incorporating the licensed technology, Tekmira will have the right to royalty payments.
13. Feasibility Study
     In March 2008, the Company entered into an agreement with a third party to conduct a feasibility study. The purpose of the study is to evaluate in the laboratory the delivery of certain compounds using the AERx system. The agreement has an initial one year term with potential successive one year renewals. The Company will be fully reimbursed for costs it incurs under the agreement. The Company billed and recorded as deferred revenue $50,000 upon execution of the agreement in the first quarter of 2008, and $50,000 in the second quarter of 2008. The Company recognized revenue of $54,000 related to the agreement in the second quarter of 2008, and the remaining $46,000 is classified as deferred revenue at June 30, 2008.
14. Manufacturing and Supply Agreement
     On August 8, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Enzon Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”) related to its ARD-3100 and ARD-3150 programs, inhaled formulations of liposomal ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis and bronchiectasis. Under the Enzon Agreement, Enzon will manufacture and supply the Company with ciprofloxacin formulations and other products that may be identified by management. For manufacturing the initial products, the Company will pay Enzon costs and fees totaling $3.3 million in addition to costs and fees for stability studies or other services that may be agreed by both parties. The agreement commenced on August 8, 2007, and extends for a period of five years, unless terminated earlier by either party. The Company incurred research and development expenses of $988,000 and $1.1 million under the Enzon Agreement for the second quarter and first six months of 2008, respectively.
15. Shareholders’ Equity
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
     On April 1, 2008, the Company issued 147,384 shares of common stock pursuant to the ESPP at an average price of $0.94 per share.
     On May 15, 2008, the shareholders approved an amendment to Aradigm’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000 shares. The shareholders also approved an amendment to the 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,700,000 shares, and an amendment to the ESPP to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares. As of June 30, 2008, the Company had 4,360,786 shares of common stock available for future issuance under the 2005 Equity Incentive Plan.

p 13 of 38

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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products in the near term. As of June 30, 2008, we had an accumulated deficit of $324.8 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, sale of Intraject related assets and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million (See Note 15 of the notes to the condensed financial statements).
     Recently our business has focused on opportunities for product development for treatment of severe respiratory disease that we could develop and commercialize in the United States without a partner. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. We intend to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. Our lead development candidate in Phase 2 clinical trials is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and bronchiectasis. The same formulation could be potentially used also for the prevention and treatment of inhaled anthrax.
     Historically, our development activities consisted primarily of collaborations and product development agreements with third parties. The most notable collaboration was with Novo Nordisk on the AERx iDMS for the treatment of Type I and Type II diabetes. This program began in 1998 and included nine Phase 3 clinical trials in Type I and Type II diabetes patients. On April 30, 2008, Novo

p 14 of 38

Nordisk announced that following recent reports of lung cancer in Type II diabetes patients treated with Exubera*, an inhaled insulin product from Pfizer, the likelihood of achieving a positive benefit/risk ratio for future pulmonary diabetes projects had become more uncertain, and as a result, Novo Nordisk had decided to stop all research and development activities in the field. In May 2008, the July 3, 2006 License Agreement between us and Novo Nordisk was terminated.
     Our current partnerships include a collaboration with Lung Rx, Inc., a wholly owned subsidiary of United Therapeutics Corporation (“Lung Rx”), with whom we are developing inhalation treatments for pulmonary arterial hypertension. We also have a collaboration with Cydex Corporation for inhalation treatments of asthma and chronic obstructive pulmonary disease. We have a proprietary program for smoking cessation treatment for which we are currently seeking a partner.
Product Candidates
     Product candidates in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

Product Candidate	Indication	Stage of Development
Proprietary Programs Under Development
ARD-3100 (Liposomal ciprofloxacin)	Cystic Fibrosis	Phase 2
ARD-3150 (Liposomal ciprofloxacin)	Bronchiectasis	Phase 2
ARD-1100 (Liposomal ciprofloxacin)	Inhalation Anthrax	Preclinical
ARD-1600 (Nicotine)	Tobacco Smoking Cessation	Phase 1 Completed

Collaborative Programs Under Development
ARD-1550 (Inhaled treprostinil) (1)	Pulmonary Arterial Hypertension	Bridging study
ARD-1500 (Inhaled liposomal treprostinil)	Pulmonary Arterial Hypertension	Preclinical
ARD-1700 (combination products) (2)	Asthma, COPD	Preclinical

(1)	A bridging clinical study began in April 2008 to compare delivery with the AERx Essence® system against the nebulizer used in the completed Phase 3 TRIUMPH (TReprostinil Sodium Inhalation Used in the Management of Pulmonary Arterial Hypertension) study with our partner Lung Rx.

(2)	The Asthma and COPD program is being conducted pursuant to the Collaboration Agreement with CyDex.
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
Proprietary Programs Under Development:
     Liposomal Ciprofloxacin
     This product candidate is currently in Phase 2 programs for respiratory infections associated with cystic fibrosis and bronchiectasis. Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the treatment of a variety of bacterial infections. Today ciprofloxacin is delivered by oral or intravenous administration. We believe that delivering this potent antibiotic directly to the lung may improve its safety and efficacy in the treatment of pulmonary infections. We believe that our novel sustained release formulation of ciprofloxacin may be able to maintain therapeutic concentrations of the antibiotic within infected lung tissues, while reducing systemic exposure and the resulting side effects seen with currently marketed ciprofloxacin products. To achieve this sustained release, we employ liposomes, which are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug slowly upon contact with fluid covering the airways and the lung. In an animal experiment, ciprofloxacin delivered to the lung of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced significantly higher levels of ciprofloxacin in the lung at all time points and was still detectable at 12 hours. We also believe that for certain respiratory disease indications it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other

p 15 of 38

therapies. We have at present three target indications that share much of the laboratory and production development efforts, as well as a common safety data base.
ARD-3100 and ARD 3150 — Liposomal Ciprofloxacin for the Treatment of Infections in Cystic Fibrosis and Non-CF Bronchiectasis Patients
     We have two proprietary liposomal ciprofloxacin programs for the treatment and control of respiratory infections associated with chronic diseases — one common to patients with cystic fibrosis, or CF, and the other for infections associated with non-cystic fibrosis bronchiectasis.
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
     The inhalation route affords direct administration of the drug to the infected part of the lung, maximizing the dose to the affected site and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a lung infection to which CF patients are vulnerable. Currently, there is only one inhalation antibiotic approved for the treatment of this infection, which is administered twice a day. We believe that local lung delivery via inhalation of ciprofloxacin in a sustained release formulation could provide a convenient, effective and safe treatment of the debilitating and often life-threatening lung infections that afflict patients with CF. In particular, an important consideration in the development of new treatments for this disease is the reduction of the burden of therapy for patients, their relatives and healthcare providers. Our goal is to develop a convenient, once-a-day inhalation product in order to reduce the amount of time and effort associated with administration of the therapy.
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
     In June 2008, we completed a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients to investigate safety, efficacy and pharmacokinetics, with the primary efficacy endpoint being the reduction in the density of the

p 16 of 38

pathogenic microorganism Pseudomonas aeruginosa. The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas Aeruginosa colony forming units (CFU), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the Pseudomonas CFU decreased by a mean 1.43 log over the 14-day treatment period (p<0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (FEV1) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04). The study drug was well tolerated, and there were no serious adverse events reported during the trial.
     Following the trial we intend to finalize development plans and budgets for this program in conjunction with discussions with the FDA. In order to expedite anticipated time to market and increase patient acceptance, we have elected to deliver our initial formulation of ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system as well, as it could provide additional convenience for the patient in the form of a small portable device with a faster administration time than a nebulizer.
     In June 2008, we initiated a multicenter Phase 2 clinical trial of our inhaled liposomal ciprofloxacin in adult patients with non-CF bronchiectasis. Following an antibiotic washout period, we intend to enroll 36 patients to receive daily inhaled liposomal ciprofloxacin for a period of 28 consecutive days. The primary efficacy endpoint will be treatment of respiratory infection measured as the change in the density of Pseudomonas Aeruginosa bacterial colony forming units (CFU) in the sputum over the treatment period. Secondary endpoints will include pulmonary function measurements and respiratory symptoms. The study is being conducted in leading bronchiectasis centers in the United Kingdom.
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
     We anticipate developing this drug for approval under FDA regulations relating to the approval of new drugs or biologics for potentially fatal diseases where human efficacy studies cannot be conducted ethically or practically. These regulations allow for a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models

p 17 of 38

to show effectiveness. Our intention is to continue the development of this potential product for the treatment and prevention of anthrax only if we can obtain future funding for it from a partner, or secure a government contract for it.
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
Collaborative Programs Under Development:
ARD-1550 and 1500 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension
     The ARD-1550 program is a collaboration with Lung Rx and is investigating an inhaled aqueous formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. In April 2008, we initiated a bridging clinical trial in conjunction with our agreement with Lung Rx to evaluate lung distribution, pharmacokinetics and safety of inhaled treprostinil delivered by the AERx Essence system versus delivery with the Nebu-Tec OPTINEB(1)-ir nebulizer. Lung Rx used the latter device in the recently concluded Phase 3 TRIUMPH study of inhaled treprostinil in patients with PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Datamonitor, in 2005 the more than 146,000 people worldwide affected by PAH purchased over $800 million of PAH-related medical treatments, and sales are expected to reach $2.0 billion per year by 2015.
     Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin* and is administered by intravenous or subcutaneous infusion. Remodulin accounted for approximately $200 million of United Therapeutics Corporation’s revenue in 2007. We believe that the ARD-1550 product candidate could offer a non-invasive, more direct and patient-friendly approach compared to currently available treatments. Actelion Pharmaceuticals Ltd. markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis* that is administered six to nine times per day using a nebulizer, with each treatment lasting four to ten minutes. We believe administration of treprostinil by inhalation using our convenient palm-sized AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of

p 18 of 38

breaths. Based on our previous work with United Therapeutics, we also believe that in the future our sustained release formulation (ARD-1500) may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing inhaled therapies.
Development
     We have conducted two collaborative research projects on inhaled treprostinil using Aradigm’s AERx delivery system. The first project was with an aqueous formulation of treprostinil (ARD-1550). The second project involved development of a slow-acting liposomal formulation of treprostinil (ARD-1500), with the view to achieve once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement with Lung Rx pursuant to which we granted Lung Rx an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of PAH and other potential therapeutic indications. As a part of this collaboration, we began a bridging study for this product, ARD-1550, in April 2008 to compare an aqueous solution of treprostinil delivered by inhalation using the AERx Essence system to the nebulizer used in the United Therapeutics’ recently completed Phase 3 trial.
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
Development
     APT has funded all activities in the development of this program. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system. APT is also studying the utility of nasally-administered HCQ for the treatment of allergic rhinitis. We have no current plans to continue with this collaboration.
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
     • Cyclodextrin Combination Products for Asthma, Cystic Fibrosis and other Chronic Obstructive Pulmonary Disease (COPD). Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to the society. According to the American Lung Association, asthma accounted for $14.7 billion in direct healthcare costs each year in the United States, of which the largest single expenditure, at $6.2 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, in 2005 asthma affected 41.5 million people in developed countries, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom. According to the American Lung Association, non-asthma COPD was the fourth leading cause of death in America, claiming the lives of 118,171 Americans in 2004. In 2005, an estimated 8.9 million Americans reported a physician diagnosis of chronic bronchitis, an obstructive disease of the lung. In August 2007, we and CyDex began to collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and COPD. The initial focus of the collaboration is on formulation development and market research.

p 19 of 38

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
     • Other Programs. We are currently examining our other previously conducted preclinical and clinical programs to identify molecules that may be suitable for further development consistent with our current business strategy to focus on the U.S. severe respiratory disease market and sell or license our non-strategic assets.
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
     Collaborative license and development agreements that require us to provide multiple deliverables, such as a license, research and product steering committee services and other performance obligations, are accounted for in accordance with EITF 00-21. Under EITF 00-21, delivered items are evaluated to determine whether such items have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.
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

p 20 of 38

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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2008 and December 31, 2007, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
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
Results of Operations
Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Six Months
	($’s in thousands)				($’s in thousands)
Revenues from related parties	$—	$8	$—	$23	$(8)	(100)%	$(23)	(100)%
Revenues from unrelated parties	54	289	54	690	(235)	(81)%	(636)	(92)%

Total revenues	$54	$297	$54	$713	$(243)	(82)%	$(659)	(92)%

     We recorded no related party revenue in 2008, and recorded related party revenue from Novo Nordisk of $8,000 and $23,000 for the second quarter and first half of 2007, respectively. The reason for the decrease in 2008 was the conclusion of the restructuring agreement with Novo Nordisk. We recorded revenues from unrelated parties of $54,000 for each of the second quarter and first half of 2008, related to a feasibility study evaluating the delivery of certain compounds using the AERx system. We recorded collaborative revenues for the second quarter of 2007 of $254,000 related to ARD-1100, $19,000 from our transition agreement with Zogenix and $24,000 from our nozzle manufacture contract. We recorded collaborative revenues for the first half of 2007 of $567,000 related to ARD-1100, $103,000 from our transition agreement with Zogenix and $43,000 from our nozzle manufacture contract. The primary reason for the decrease in unrelated party revenue in 2008 compared to 2007 was our focus towards advancing our own product candidates.

p 21 of 38

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Six Months
		($’s in thousands)				($’s in thousands)
Collaborative	$810	$386	$1,347	$805	$424	110%	$542	67%
Self-initiated	4,554	3,455	8,346	6,443	1,099	32%	1,903	30%

Total research and development expenses	$5,364	$3,841	$9,693	$7,248	$1,523	40%	$2,445	34%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, including salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel. The increase in collaborative program expenses in the second quarter and first half of 2008 compared to the same periods in 2007 was primarily due to activities related to the ARD-1550 bridging study and an AERx technology feasibility study with another third party. Research and development expense for self-initiated projects increased during the second quarter and first half of 2008 over the comparable periods in the prior year as a result of the focus on advancing our current product candidates, including primarily ARD-3100, and the AERx technology contract manufacturing capabilities. The increase in total research and development costs for both the second quarter and year-to-date periods in 2008 over 2007 was primarily attributable to higher costs for clinical supply manufacturing and clinical trial activities. Stock-based compensation expense included in research and development was $162,000 and $161,000 for the second quarter of 2008 and 2007, respectively and was $361,000 and $254,000 for the first half of 2008 and 2007, respectively. We expect that our research and development expenses will increase over the next few quarters as we continue the development of our lead candidates, ARD-3100 and ARD-3150, and continue to advance our collaborative programs.
General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Six Months
		(in thousands)			($’s in thousands)
General and administrative expenses	$1,825	$2,628	$3,374	$4,615	$(803)	(31)%	$(1,241)	(27)%
     General and administrative expenses are comprised of salaries, legal fees including patent related costs, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the second quarter and first half of 2008 decreased from the comparable periods in 2007, primarily due to a reduction in headcount, as well as a reduction in building rent stemming from the subleasing of a portion of our office space to Mendel Biotechnology, Inc. (“Mendel”) in July 2007. Stock-based compensation expense included in general and administrative expenses was $112,000 and $218,000, for the second quarter of 2008 and 2007, respectively, and $121,000 and $435,000 for the first half of 2008 and 2007 respectively. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.
     Restructuring and lease exit activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Six Months
		(in thousands)			($’s in thousands)
Restructuring and lease exit activities expense	$20	$—	$42	$98	$20	—	$(56)	(57)%
     Restructuring and lease exit activities expense in 2008 represented the accretion of interest associated with the exit obligation recorded upon the subleasing of the office space to Mendel. Restructuring and lease exit activities expense in the first half of 2007 consisted of severance-related costs relating to our 2006 restructuring efforts.
Interest income, interest expense and other income

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Six Months
		(in thousands)			($’s in thousands)
Interest income	$202	$699	$563	$1,336	$(497)	(71)%	$(773)	(58)%
Interest expense	(100)	(96)	(198)	(193)	4	4%	5	3%
Other income (expense), net	1	46	—	16	(45)	(98)%	(16)	(100)%

p 22 of 38

     Interest income for the second quarter of 2008 decreased from the comparable period in 2007 due to lower average invested balances as well as lower average interest rates earned. Interest income for the first half of 2008 decreased compared to the first half of 2007 due to lower average interest rates and lower average invested balances. Interest expense primarily reflects interest on the $7.5 million promissory note issued to Novo Nordisk in July 2006 with an interest rate of 5%. Other income in the second quarter of 2007 primarily reflected gains on the sale of assets and realized gains on foreign exchange transactions. Other income in the first six months of 2007 primarily reflected gains on the sale of assets.
Liquidity and Capital Resources
     As of June 30, 2008, we had cash, cash equivalents and short-term investments of $27.4 million, down from $40.5 million at December 31, 2007. The $13.1 million decrease primarily resulted from the use of cash and the proceeds from investment maturities to fund operations. Working capital was $22.5 million at June 30, 2008, down from $36.6 as of December 31, 2007. The decrease primarily was due to the lower balances of cash, cash equivalents and short-term investments.
     Net cash used in operating activities in the first half of 2008 was $11.2 million and primarily resulted from our net loss of $12.7 million. Net cash provided by investing activities was $7.3 million in the first half 2008 and represented proceeds from the maturity of investments, net of purchases, of $9.3 million, partly offset by the use of $2.0 million to purchase property and equipment. Net cash provided by financing activities was $0.1 million in the first half of 2008 and consisted primarily of cash receipts from employee purchases through the Employee Stock Purchase Plan.
     Net cash used in operating activities in the first half of 2007 was $8.3 million and primarily resulted from our net loss of $10.1 million.  Net cash used in investing activities in the first half 2007 was $8.6 million and reflected primarily purchases of investments, net of maturities, of $7.8 million. Net cash provided by financing activities was $33.2 million in the first half of 2007 and consisted primarily of proceeds from our public offering of common stock in January 2007.
     As of June 30, 2008, we had an accumulated deficit of $324.8 million and total shareholders’ equity of $18.2 million. We believe that our cash, cash equivalents and short-term investments as of June 30, 2008 will be sufficient to enable us meet our obligations through at least the first quarter of 2009. Our principal activities to date have included research and development, securing operating facilities, expanding commercial production capabilities, recruiting management and technical personnel and obtaining financing. We do not anticipate receiving any revenue from the sale of products in the near term. Our ability to continue our development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. We plan to continue to obtain funds through collaborative arrangements, equity issuances and debt arrangements. If we are unable to complete a debt or equity offering or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer, or discontinue one or more of our product development programs, or we may not be able to continue as a going concern entity.
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
     Contractual Obligations
     Our non-cancelable contractual obligations and future minimum lease payments as of June 30, 2008 were as follows:

					2013 and
	Total	2008 (1)	2009-2010	2011-2012	later
			(In thousands)
Operating lease obligations	$17,664	$1,200	$4,532	$4,060	$7,872
Promissory note (2)	10,543	—	—	3,514	7,029
Unconditional capital purchase obligations	862	862	—	—	—
Unconditional purchase obligations	3,016	3,016	—	—	—

Total contractual commitments	32,085	5,078	4,532	7,574	14,901

Less-sublease payments from Mendel (3)	(4,098)	(440)	(1,828)	(1,830)	—

Total contractual commitments, net (3)	$27,987	$4,638	$2,704	$5,744	$14,901

p 23 of 38

(1)	For the six months ending December 31, 2008.

(2)	Represents total principal and interest payments due on the Novo Nordisk promissory note through the 2014 maturity date. As of June 30, 2008, the balance outstanding on the note was $8.3 million. The note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions.

(3)	Included to demonstrate the effect of the sublease with Mendel entered into in July 2007. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. In the event that the sublease is not terminated early in 2012, $4.0 million in additional payments will be received through August 2016.
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
     As of June 30, 2008, we had cash, cash equivalents and short-term investments of $27.4 million. The fair market value of our fixed rate short-term investments will decline if market interest rates increase. Because the maturities of our short-term investments are very short, we expect that if such decreases in fair value occur, they will be immaterial and, therefore, we believe our exposure to interest rate changes is immaterial. Declining interest rates over time would reduce our interest income from short-term investments.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)

p 24 of 38

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
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during this most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Since our inception in 1991, we have focused on developing drug delivery technologies to be partnered with other companies. In May 2006, we began transitioning our business focus from development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to development of novel drug products to treat or prevent respiratory diseases. As part of this transition we have implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We are in the early stages of implementing various aspects of our strategy, and we may not be successful in implementing our strategy. Even if we are able to implement the various aspects of our strategy, it may not be successful.

p 25 of 38

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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our cash, cash equivalents and short term investments at June 30, 2008 will be sufficient to fund operations at least through the end of the first quarter of 2009. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may restrict our operations. If we are able to obtain funds through the issuance of equity securities, your interest will be diluted and our stock price may drop as a result.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2008, we have an accumulated deficit of $324.8 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
•	expand drug product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies;

•	outsource the commercial-scale production of our products; and

p 26 of 38

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
* Our dependence on collaborators may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our existing collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, Novo Nordisk had control over and responsibility for development and commercialization of the AERx iDMS program. In January 2008, Novo Nordisk announced that it was terminating the AERx iDMS program and gave us a 120 day notice terminating the July 3, 2006 License Agreement between the companies. In May 2008, this termination became effective, ending our collaboration with Novo Nordisk for the AERx iDMS program. Identifying new collaborators for the further development and potential commercialization of the AERx iDMS program may take a significant amount of time and resources and ultimately may not be successful. If, due to delays or otherwise, we do not receive development funds or achieve milestones set forth in the agreements governing our collaborations, if we cannot timely find replacement collaborators, or if any of our collaborators breach or terminate their collaborative agreements or do not devote sufficient resources or priority to our programs, our business prospects and our stock price would suffer.
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

p 27 of 38

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
     Even though we intend to apply for approval of most of our products in the United States under Section 505(b)(2) of the United States Food, Drug and Cosmetic Act, which applies to reformulations of approved drugs and which may require smaller and shorter safety and efficacy testing than that for entirely new drugs, the approval process will still be costly, time-consuming and uncertain. We, or our collaborators, may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.
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

p 28 of 38

product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements involve expensive ongoing monitoring and testing requirements.
* Because two of our key proprietary programs, the ARD-3100 and ARD-3150 liposomal ciprofloxacin programs, rely on the FDA’s granting of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market for up to seven years.
     The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin for the management of cystic fibrosis and bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare and Nektar Therapeutics are developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA for a given indication, we will be unable to access the target market in the United States, which would adversely affect our ability to earn revenues.
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

p 29 of 38

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
     We intend to establish our own sales, marketing and distribution capabilities to market products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we intend to market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product development programs will require a large sales force to call on, educate and support physicians and patients. While we intend to enter into collaborations with one or more pharmaceutical companies to sell market and distribute such products, we may not be able to enter into any such arrangement on acceptable terms, if at all. Any collaborations we do enter into may not be effective in generating meaningful product royalties or other revenues for us.
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

p 30 of 38

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
     In July 2006, we assigned 23 issued United States patents to Novo Nordisk along with corresponding non-United States counterparts and certain related pending applications. In August 2006, Novo Nordisk brought suit against Pfizer, Inc. claiming infringement of certain claims in one of the assigned United States patents. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. Subsequently, Novo Nordisk and Pfizer settled this litigation out of court. This and other patents assigned to Novo Nordisk may become the subject of future litigation. The patents assigned to Novo Nordisk encompass, in some instances, technology beyond inhaled insulin and, if all or any of these patents are invalidated, it could harm our ability to obtain market exclusivity with respect to other product candidates. If Novo Nordisk informs us that they do not wish to maintain the assigned patents, then these patents, and possibly related patent applications, will be assigned back to us. If the patents are assigned back to us, we would no longer be able to rely upon Novo Nordisk to defend or enforce our rights related to the patents. If we are required to defend an action based on these patents or seek to enforce our rights under these patents, we could incur substantial costs and the action could divert management’s attention, regardless of the lawsuit’s merit or outcome.
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
     If we are required to defend ourselves in a lawsuit, we could incur substantial costs and the lawsuit could divert management’s attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all. If any of our collaboration partners terminate an agreement with us, we may face increased risk and/or costs associated with defense of intellectual property that was associated with the collaboration.
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

p 31 of 38

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

p 32 of 38

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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also currently requires our independent registered public accounting firm, beginning with our fiscal year ending December 31, 2009, to attest to, and report on our internal control over financial reporting. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

p 33 of 38

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

p 34 of 38

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 At the Company’s Annual Meeting of Shareholders held on May 15, 2008, five matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:
1.	Five directors were elected to hold offices until the next annual meeting of shareholders and until their successors are elected:

Nominee	For	Withheld
Frank H. Barker	45,695,272	202,319
Igor Gonda	45,720,076	177,515
Timothy Lynch	45,687,166	210,425
John M. Siebert	45,707,556	190,035
Virgil D. Thompson	45,707,090	190,501
2.	The shareholders approved an amendment to Aradigm’s 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,700,000 shares:

For	Against	Abstain
26,308,399	2,000,025	741,055
3.	The shareholders approved an amendment to Aradigm’s Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares:

For	Against	Abstain
26,538,276	1,930,262	580,941
4.	The shareholders approved an amendment to Aradigm’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000 shares:

For	Against	Abstain
37,505,000	6,729,712	1,662,879
5.	The shareholders ratified the selection of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

p 35 of 38

For	Against	Abstain
45,704,721	103,882	88,988
Item 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company.
10.29 #	Development and License Agreement, dated June 2, 1998, by and between the Company and Novo Nordisk A/S.
10.30 *	First Amendment to Development and License Agreement, dated October 22, 2001, by and between the Company and Novo Nordisk A/S.
10.31 + (1)	2005 Equity Incentive Plan, as amended
10.32 + (1)	Employee Stock Purchase Plan, as amended
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	The Commission has granted the Company’s request for an extension to the confidential treatment with respect to portions of this exhibit.

*	The Company has requested an extension to the confidential treatment with respect to portions of this exhibit

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

Aradigm, AERx, AERx Essence, and AERx Strip are registered trademarks of Aradigm Corporation.
*	Other names and brands may be claimed as the property of others.

p 36 of 38

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION
(Registrant)

/s/ Igor Gonda Dr. Igor Gonda
President and Chief Executive Officer

/s/ Norman Halleen Norman Halleen
Dated: August 8, 2008	Interim Chief Financial Officer

p 37 of 38

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company.
10.29 #	Development and License Agreement, dated June 2, 1998, by and between the Company and Novo Nordisk A/S.
10.30 *	First Amendment to Development and License Agreement, dated October 22, 2001, by and between the Company and Novo Nordisk A/S.
10.31 +(1)	2005 Equity Incentive Plan, as amended
10.32 +(1)	Employee Stock Purchase Plan, as amended
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	The Commission has granted the Company’s request for an extension to the confidential treatment with respect to portions of this exhibit.

*	The Company has requested an extension to the confidential treatment with respect to portions of this exhibit.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

p 38 of 38