Form 10-Q
period 2008-09-30
ARADIGM CORP
filed 2008-11-12
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at October 31, 2008)
Common	55,076,979

ARADIGM CORPORATION

p 2 of 42

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,319	$29,964
Short-term investments	—	10,546
Receivables	413	500
Restricted cash	314	152
Prepaid and other current assets	502	971

Total current assets	22,548	42,133
Property and equipment, net	5,238	3,223
Notes receivable from officers and employees	34	33
Restricted cash	—	153
Other assets	253	271

Total assets	$28,073	$45,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,122	$1,658
Accrued clinical and cost of other studies	126	789
Accrued compensation	1,029	1,252
Deferred revenue	1,145	880
Facility lease exit obligation	353	376
Other accrued liabilities	722	584

Total current liabilities	4,497	5,539
Deferred rent	222	283
Facility lease exit obligation	1,115	1,373
Other non-current liabilities	86	248
Note payable and accrued interest to related party	8,369	8,071

Total liabilities	14,289	15,514

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at September 30, 2008 and 100,000,000 at December 2007; issued and outstanding shares: 54,923,839 at September 30, 2008 and 54,772,705 at December 31, 2007	343,136	342,355
Accumulated other comprehensive income	—	10
Accumulated deficit	(329,352)	(312,066)

Total shareholders’ equity	13,784	30,299

Total liabilities and shareholders’ equity	$28,073	$45,813

See accompanying Notes to Condensed Financial Statements

p 3 of 42

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Contract revenues from related parties	$—	$—	$—	$23
Contract revenues from unrelated parties	197	230	251	920

Total revenues	197	230	$251	943

Operating expenses:
Research and development	3,199	3,899	12,892	11,147
General and administrative	1,615	1,757	4,989	6,372
Restructuring and lease exit activities	19	2,059	61	2,157

Total operating expenses	4,833	7,715	17,942	19,676

Loss from operations	(4,636)	(7,485)	(17,691)	(18,733)
Interest income	146	684	709	2,020
Interest expense	(105)	(101)	(303)	(293)
Other income (expense), net	(1)	—	(1)	16

Net loss	$(4,596)	$(6,902)	$(17,286)	$(16,990)

Basic and diluted net loss per common share	$(0.08)	$(0.13)	$(0.32)	$(0.34)

Shares used in computing basic and diluted net loss per common share	54,165	53,948	54,111	49,617

See accompanying Notes to Condensed Financial Statements

p 4 of 42

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,286)	$(16,990)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	—	180
Amortization and accretion of investments	1	(26)
Depreciation and amortization	590	589
Stock-based compensation	638	1,097
Loss on retirement and sale of property and equipment	1	10
Facility lease exit cost	—	1,459
Changes in operating assets and liabilities:
Receivables	87	341
Prepaid and other current assets	469	190
Restricted cash	(9)	(302)
Other assets	17	168
Accounts payable	(563)	(378)
Accrued compensation	(223)	(175)
Other accrued liabilities	(495)	894
Deferred revenue	265	440
Facility lease exit obligation	(281)	(235)
Deferred rent	(61)	(114)

Net cash used in operating activities	(16,850)	(12,852)

Cash flows from investing activities:
Capital expenditures	(2,473)	(946)
Purchases of available-for-sale investments	(1,235)	(13,494)
Proceeds from sales and maturities of available-for-sale investments	11,770	1,500
Proceeds from sales and of property and equipment	—	11

Net cash provided by (used in) investing activities	8,062	(12,929)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	33,178
Proceeds from issuance of common stock, net	143	103
Advances to officers and employees on notes receivable	—	(1)

Net cash provided by financing activities	143	33,280

Net increase (decrease) in cash and cash equivalents	(8,645)	7,499
Cash and cash equivalents at beginning of period	29,964	27,013

Cash and cash equivalents at end of period	$21,319	$34,512

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$23,669

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through accounts payable	$605	$307

See accompanying Notes to Condensed Financial Statements

p 5 of 42

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2008
1. Organization and Basis of Presentation
Organization
Aradigm Corporation (the “Company”, “we”, “our”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. The Company’s principal activities to date have included research and development, securing operating facilities, expanding commercial production capabilities, recruiting management and technical personnel, and obtaining financing. The Company does not anticipate receiving any revenue from the sale of products in the near term. The Company’s ability to continue its development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. Management believes that cash, cash equivalents and short-term investments as of September 30, 2008 are sufficient to enable the Company to meet its obligations through at least the second quarter of 2009. Management plans to continue to obtain funds through collaborative arrangements, equity issuances and debt arrangements. If we are unable to complete a debt or equity offering or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer, or discontinue one or more of our product development programs, or we may not be able to continue as a going concern entity. The Company operates as a single operating segment.
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

p 6 of 42

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
Accounting for Costs Associated with Exit or Disposal Activities
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recognizes a liability for the cost associated with an exit or disposal activity measured initially at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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

p 7 of 42

Recently Issued Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Management does not expect that the adoption of FSP FAS 157-2 will have a material impact on the Company’s financial position and results of operations.
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
3. Stock-Based Compensation
The following table shows the effect of SFAS 123R, Share Based Payment on stock-based compensation expense included in the statement of operations for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development expense	$66	$183	$427	$438
General and administrative expense	90	225	211	659

Total stock-based compensation with adoption of SFAS 123R	$156	$408	$638	$1,097

Total stock-based compensation without the adoption of SFAS 123R	$2	$14	$67	$84

Impact on basic and diluted net loss per common share	$—	$(0.01)	$(0.01)	$(0.02)

Following are the components of total stock-based compensation expense recognized for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee stock option plans and employee stock purchase plan (“ESPP”)	$97	$376	$423	$959
Restricted stock awards to employees	57	18	148	54

Total employee stock-based compensation expense	154	394	571	1,013
Stock options and restricted stock awards to consultants	2	14	67	84

Total stock-based compensation	$156	$408	$638	$1,097

No stock-based employee compensation cost was capitalized for the three or nine month periods ended September 30, 2008 or 2007. Because the Company incurred net losses during each of those periods, there was no recognized tax benefit associated with stock-based compensation expense.
As of September 30, 2008, there was $1.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock options, stock purchases and restricted stock awards to employees, which is expected to be recognized over a weighted average period of 2.8 years.

p 8 of 42

Valuation Assumptions
The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for the three and nine months ended September 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	67.1%	72.8%	67.7%	81.2%
Risk-free interest rate	2.8%	4.0%	2.8%	4.9%
Expected life (years)	4.0	4.0	3.8	4.0
Weighted-average fair value of options granted during the periods	$0.30	$0.76	$0.33	$0.82

ESPP
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	59.9%	82.7%	59.9%	82.7%
Risk-free interest rate	1.6%	4.8%	1.6%	4.8%
Expected life (years)	0.8	1.3	0.8	1.3
Weighted-average fair value of employee stock purchases during the periods	$0.39	$0.61	$0.39	$0.61
Stock Option Activity
Following is a summary of the status of the Company’s stock option plans at September 30, 2008 and changes during the nine months then ended:

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at December 31, 2007	3,493,154	$5.37	8.34	$167,000
Options granted	898,000	0.80
Options exercised	(3,750)	1.15
Options cancelled	(124,961)	11.02

Options outstanding at September 30, 2008	4,262,443	4.25	7.93	—

Options exercisable at September 30, 2008	2,178,921	$7.06	6.87	—

4. Net Loss Per Share
The Company computes basic net loss per share using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock were antidilutive, and therefore were not included in diluted weighted average common shares outstanding for the three or nine month periods ended September 30, 2008 and 2007.
The following securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007, respectively, as their effect would be anti-dilutive (in thousands):

	September 30,
	2008	2007
Outstanding stock options	4,262	2,849
Unvested restricted stock	754	50
Warrants to purchase common stock	417	836
Performance bonus stock award	—	100

p 9 of 42

5. Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(4,596)	$(6,902)	$(17,286)	$(16,990)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	(1)	(8)	(10)	(12)

Comprehensive loss	$(4,597)	$(6,910)	$(17,296)	$(17,002)

6. Cash, Cash Equivalents and Short-Term Investments
The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	September 30,	December 31,
	2008	2007
Cash and cash equivalents:
Cash and money market funds	$2,013	$1,345
Commercial paper	13,522	28,619
U.S. government agency notes	5,784	—

	$21,319	$29,964

Short-term investments:
Corporate and U.S. government agency notes	$—	$10,546

The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. All of the Company’s fair market value measurements utilize quoted prices in active markets for its short-term investments, and as such, are valued at “Level 1” of the fair value hierarchy defined in SFAS 157.
7. Related Parties
CyDex
On August 31, 2007, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) entered into a Collaboration Agreement (the “CyDex Agreement”), which contemplates that the parties will collaborate on the development and commercialization of products that utilize our AERx® pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver combinations of inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and chronic obstructive pulmonary diseases (COPD). John Siebert, a member of our Board of Directors, was the Chief Executive Officer and a member of the board of directors of CyDex until October 2008.
Under the terms of the CyDex Agreement, the parties will share in the revenue from sales and licensing of such products to a third party for further development and commercialization. Details of each collaboration project will be determined by a joint steering committee consisting of members appointed by each of the parties. Costs of each collaboration project will be borne 60% by the Company and 40% by CyDex. Revenues from each collaboration project will be shared in the same ratio. The CyDex Agreement commenced on August 31, 2007, and unless terminated earlier, will extend for a minimum period of two years. Either party may terminate the Agreement upon advance notice to the other party, and the non-terminating party will retain an option to continue the development and commercialization of any terminated product, subject to payment of a royalty to the terminating party. The Company has not recognized any revenue under the agreement since inception. The Company incurred expenses under the agreement of $25,000 during the third quarter of 2008, $120,000 during the first nine months of 2008 and none in the first nine months of 2007.

p 10 of 42

Novo Nordisk
In May 2008, the Second Amended and Restated License Agreement between Novo Nordisk and Aradigm (the “July 3, 2006 License Agreement”) was terminated, ending a business collaboration between the two companies to develop a pulmonary delivery system for administering insulin by inhalation using the AERx insulin Diabetes Management System (“iDMS”). There are various consequences for the Company as a result of the termination by Novo Nordisk of the July 3, 2006 License Agreement, including the following:
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
Intellectual Property transfer. In September 2008, Novo Nordisk transferred to the Company, at no charge, a portfolio of U.S. and foreign patents related to inhaled insulin. The Company assumes responsibility for the maintenance of this portfolio.
Prior to the Company’s follow-on public offering completed on January 30, 2007, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., were considered related parties. At December 31, 2006, Novo Nordisk beneficially owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). As a result of the Company’s public offering on January 30, 2007, Novo Nordisk’s ownership was reduced to approximately 3.0% of the Company’s stock on an as-converted basis, and as of September 30, 2008 and December 31, 2007, Novo Nordisk owned less than 1% of the Company’s common stock.
Pursuant to the July 3, 2006 License Agreement, Novo Nordisk loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (“Promissory Note”).  The Promissory Note bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The balance outstanding under the Promissory Note, including accrued interest, was $8.4 million and $8.1 million as of September 30, 2008 and December 31, 2007, respectively. The Promissory Note does contain a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was also secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement. The termination of the July 3, 2006 License Agreement does not accelerate any of the payment provisions under the Promissory Note.
8. Revenue and Deferred Revenue
Payments from and amounts billed to collaborators, revenue recognized and deferred revenue were as follows (thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Deferred revenue — beginning balance	$1,168	$880
Amounts billed or received for collaborator funded programs	174	516
Revenues recognized for collaborator funded programs	(197)	(251)

Deferred revenue — September 30, 2008	1,145	1,145
Less: non-current portion of deferred revenue	—	—

Current portion of deferred revenue	$1,145	$1,145

p 11 of 42

The Company receives payments from collaborator-funded programs that are generally early-stage feasibility programs. These programs may not necessarily develop into long-term development agreements with the collaborators.
9. Property Tax Assessment
In March 2008, the Company received assessments of $508,000 from the Alameda County Tax Collector for personal property taxes for the period July 2004 through June 2007, for which the Company recorded an expense of $194,000 in the second quarter of 2008. Of the $508,000 total assessment, $194,000 relates to property owned and used by the Company during the assessment periods, and $314,000 relates to property the Company sold to Novo Nordisk as part of a January 26, 2005 restructuring agreement (the “January 26, 2005 Agreement”) and owned by Novo Nordisk during the tax assessment period. Under the terms of the January 26, 2005 Agreement, Novo Nordisk is responsible for tax assessments on property it owned during the assessment period, and therefore the Company believes the likelihood that the Company will ultimately bear the cost of the related $314,000 assessment is remote. Accordingly, no accrual was recorded for this portion of the assessment. Management has filed an appeal with the Alameda County Tax Collector to dispute portions of the total assessment, and believes there is at least a reasonable possibility that the Company’s $194,000 liability ultimately will be reduced upon resolution of the appeal. However, at this time management cannot estimate the ultimate outcome of the appeal. Accordingly, management’s current best estimate of the Company’s ultimate liability for the property tax assessment is $194,000.
10. Sublease Agreement and Lease Exit Liability
On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot facility in Hayward, CA.  During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with SFAS 146, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the subleased space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, which consisted of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and lease exit activities in the accompanying condensed statements of operations.  The lease exit liability activity from inception in July 2007 through September 30, 2008 is as follows (in thousands):

Loss on sublease to Mendel in July 2007	$2,063
Accretion of imputed interest expense	39
Lease payments	(353)

Balance at December 31, 2007	1,749
Accretion of imputed interest expense	22
Lease payments	(117)

Balance at March 31, 2008	1,654
Accretion of imputed interest expense	20
Lease payments	(109)

Balance at June 30, 2008	1,565
Accretion of imputed interest expense	20
Lease payments	(117)

Balance at September 30, 2008	$1,468

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

p 12 of 42

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
13. Feasibility Study
In March 2008, the Company entered into an agreement with a third party to conduct a feasibility study. The purpose of the study was to evaluate in the laboratory the delivery of certain compounds using the AERx system. The Company was to be fully reimbursed for costs it incurred under the agreement. The agreement had an initial one year term with potential successive one year renewals. In September 2008, the third party notified the Company that the study was terminating. The Company billed and recorded as deferred revenue $148,000 and $248,000 in the third quarter and first nine months of 2008, respectively, related to the agreement. The Company recognized revenue of $193,000 and $248,000 in the third quarter and first nine months of 2008, respectively, under the agreement.
14. Manufacturing and Supply Agreement
On August 8, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Enzon Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”) related to its ARD-3100 and ARD-3150 programs, inhaled formulations of liposomal ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis and bronchiectasis. Under the Enzon Agreement, Enzon will manufacture and supply the Company with ciprofloxacin formulations and other products that may be identified by management. For manufacturing the initial products, the Company will pay Enzon costs and fees totaling $3.3 million in addition to costs and fees for stability studies or other services that may be agreed by both parties. The agreement commenced on August 8, 2007, and extends for a period of five years unless terminated earlier by either party. The Company incurred research and development expenses under the Enzon Agreement of $108,000 and $36,000 for the third quarter of 2008 and 2007, respectively, and $1.3 million and $36,000 for the first nine months of 2008 and 2007, respectively.
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
On May 15, 2008, the shareholders approved an amendment to Aradigm’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000 shares. The shareholders also approved an amendment to the 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,700,000 shares, and an amendment to the ESPP to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares. As of September 30, 2008, the Company had 3,761,386 shares of common stock available for future issuance under the 2005 Equity Incentive Plan.

p 13 of 42

In September 2008 the Company adopted an amended and restated shareholder rights plan, which replaced the rights plan originally adopted in August 1998. Pursuant to the rights plan, as amended and restated, the Company distributed rights to purchase shares of Series A Junior Participating Preferred Stock as a dividend at the rate of one right for each share of common stock outstanding. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive the Company’s shareholders of their interest in the Company’s long-term value. The shareholder rights plan seeks to achieve these goals by encouraging a potential acquirer to negotiate with the Company’s board of directors. The rights will expire at the close of business on September 8, 2018.
16. Subsequent Event
On October 31, 2008 Zogenix, Inc. (“Zogenix”), a private company to which the Company sold its assets related to the Intraject (now rebranded under the name DoseProTM) needle-free delivery system, received a Complete Response Letter from the Food and Drug Administration (“FDA”) on its New Drug Application submitted in December 2007 for the migraine drug sumatriptan. Zogenix believes that it has timely and clear direction from the FDA to address the issue raised in the Complete Response Letter. The Company will be entitled to a milestone payment upon initial commercialization and royalty payments upon any commercialization of products that may be developed and sold using the DosePro technology.
In November 2008, the Company received $2.75 million from Lung Rx, Inc. (“Lung Rx”), which included the first milestone payment of $2.0 million and $750,000 for development costs.

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
Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, our ability to implement our product development strategy, the success of product development efforts, our dependence on collaborators for certain programs, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without dilution that may be unacceptable to our shareholders.
Investors are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products in the near term. As of September 30, 2008, we had an accumulated deficit of $329.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, proceeds from equipment lease financings, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, sale of Intraject related assets and interest earned on investments. On January 30, 2007, we closed the sale of 37,950,000 shares of common stock in an underwritten public offering with net proceeds, after underwriting discount and expenses, of approximately $33.2 million (See Note 15 of the notes to the condensed financial statements).

p 14 of 42

Recently our business has focused on opportunities for product development for treatment of severe respiratory disease that we could develop and commercialize in the United States without a partner. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. We intend to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. Our lead development candidate in Phase 2 clinical trials is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and bronchiectasis. The same formulation could also be potentially used also for the prevention and treatment of inhaled anthrax.
Historically, our development activities consisted primarily of collaborations and product development agreements with third parties. The most notable collaboration was with Novo Nordisk on the AERx iDMS for the treatment of Type I and Type II diabetes. This program began in 1998 and included nine Phase 3 clinical trials in Type I and Type II diabetes patients. On April 30, 2008, Novo Nordisk announced that following recent reports of lung cancer in Type II diabetes patients treated with Exubera*, an inhaled insulin product from Pfizer, the likelihood of achieving a positive benefit/risk ratio for future pulmonary diabetes projects had become more uncertain, and as a result, Novo Nordisk had decided to stop all research and development activities in the field. In May 2008, the July 3, 2006 License Agreement between us and Novo Nordisk was terminated. Pursuant to the License Agreement, on September 25, 2008, Novo Nordisk assigned, at no charge to us; the inhaled insulin-related patents, which Novo purchased from us in July 2006, as well as certain related patents that originate from Novo Nordisk. The portfolio includes both U.S. and foreign patents. We assume the responsibility for the maintenance of this portfolio.
Our current collaborations include a collaboration with Lung Rx, Inc. (“Lung Rx”), a wholly owned subsidiary of United Therapeutics Corporation (“United Therapeutics”), for the development of inhalation treatments for pulmonary arterial hypertension, and a collaboration with CyDex Pharmaceuticals, Inc. (“CyDex”) for inhalation treatments of asthma and chronic obstructive pulmonary disease. We have a proprietary program for smoking cessation treatment for which we are currently seeking a partner.
In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DoseProTM). We received a $4 million initial payment from Zogenix, and we will be entitled to a milestone payment upon initial commercialization, and royalty payments upon any commercialization of products that may be developed and sold using the DosePro technology. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle- free injector DosePro (“SumavelTM DosePro”). The NDA was accepted for filing by the FDA in March 2008. Zogenix has publicly stated that if Sumavel DosePro is approved by the FDA, Zogenix intends to launch the product in the first quarter of 2009 in the U.S. On October 31, 2008 Zogenix received a Complete Response Letter from the FDA on its NDA. Zogenix believes that it has timely and clear direction from the FDA to address the issue raised in the Complete Response Letter. In March 2008, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize Sumavel DosePro in the European Union.
Product Candidates
Product candidates in development include both our own proprietary products and products under development with collaborators. They consist of approved drugs combined with our inhalation delivery and/or formulation technologies. The following table shows the disease indication and stage of development for each product candidate in our portfolio.

p 15 of 42

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
Proprietary Programs Under Development:
Liposomal Ciprofloxacin
This product candidate is currently in Phase 2 programs for respiratory infections associated with cystic fibrosis and bronchiectasis. Ciprofloxacin is an FDA-approved anti-infective agent and is widely used for the treatment of a variety of bacterial infections. Today ciprofloxacin is delivered by oral or intravenous administration. We believe that delivering this potent antibiotic directly to the lung may improve its safety and efficacy in the treatment of pulmonary infections. We believe that our novel sustained release formulation of ciprofloxacin may be able to maintain therapeutic concentrations of the antibiotic within infected lung tissues, while reducing systemic exposure and the resulting side effects seen with currently marketed ciprofloxacin products. To achieve this sustained release, we employ liposomes, which are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug slowly upon contact with fluid covering the airways and the lung. In an animal experiment, ciprofloxacin delivered to the lung of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced significantly higher levels of ciprofloxacin in the lung at all time points and was still detectable at 12 hours. We also believe that for certain respiratory disease indications it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We have at present three target indications that share much of the laboratory and production development efforts, as well as a common safety data base.
ARD-3100 and ARD 3150-Liposomal Ciprofloxacin for the Treatment of Infections in Cystic Fibrosis and Non-CF Bronchiectasis Patients
We have two proprietary liposomal ciprofloxacin programs for the treatment and control of respiratory infections associated with chronic diseases — one common to patients with cystic fibrosis, or CF, and the other for infections associated with non-cystic fibrosis bronchiectasis.
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

p 16 of 42

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
Our liposomal ciprofloxacin CF program represents the first program in which we would like to retain full ownership and development rights for the United States. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development in the most efficient manner.
We are also developing inhaled liposomal ciprofloxacin for pulmonary infections associated with non-CF bronchiectasis — a chronic pulmonary disease with symptoms similar to cystic fibrosis affecting over 100,000 patients in the United States. This is an orphan drug disease with an unmet medical need; there is currently no approved drug treatment in the United States for this indication.
Development
We received orphan drug designations from the FDA for this product for the management of CF, and for the treatment of respiratory infections associated with non-CF bronchiectasis. As a designated orphan drug, liposomal ciprofloxacin is eligible for tax credits based upon its clinical development costs, as well as assistance from the FDA to coordinate study design. The designation also provides the opportunity to obtain market exclusivity for seven years from the date of New Drug Application (” NDA”) approval.
We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. In October 2007, we completed a Phase 1 clinical trial in 20 healthy volunteers in Australia. This was a safety, tolerability and pharmacokinetic study that included single dose escalation followed by dosing for one week. Administration of the liposomal formulation by inhalation was well tolerated and no serious adverse reactions were reported. The pharmacokinetic profile obtained by measurement of blood levels of ciprofloxacin following the inhalation of the liposomal formulation was consistent with the profile from sustained release of ciprofloxacin; the blood levels of ciprofloxacin were much lower than those that would be observed following administration of therapeutic doses of ciprofloxacin by injection or via the gastrointestinal tract. We believe that this is a desirable pharmacokinetic profile likely to result in reduction of the incidence and severity of systemic side effects of ciprofloxacin and to be less likely to lead to evolution of resistant microorganisms.
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
Following the trial we intend to finalize development plans and budgets for this program in conjunction with discussions with the FDA. In order to expedite anticipated time to market and increase patient acceptance, we elected to deliver our initial formulation of ciprofloxacin via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. We intend to examine the potential for delivery of ciprofloxacin via our AERx delivery system as well, as it could provide additional convenience for the patient in the form of a small portable device with a faster administration time than a nebulizer.

p 17 of 42

In June 2008, we initiated a multicenter Phase 2 clinical trial of our inhaled liposomal ciprofloxacin in adult patients with non-CF bronchiectasis. As of October 2008 and following an antibiotic washout period, all of the intended 36 patients were enrolled to receive daily inhaled liposomal ciprofloxacin for a period of 28 consecutive days. We intend to release data from this trial no later than the first quarter of 2009. The primary efficacy endpoint will be treatment of respiratory infection measured as the change in the density of Pseudomonas aeruginosa bacterial colony forming units (CFU) in the sputum over the treatment period. Secondary endpoints will include pulmonary function measurements and respiratory symptoms. The study is being conducted in leading bronchiectasis centers in the United Kingdom.
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
Ciprofloxacin is approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. Our ARD-1100 research and development program was funded by Defence Research and Development Canada, or DRDC, a division of the Canadian Department of National Defence. We believe that our product candidate may potentially be able to deliver a long-acting formulation of ciprofloxacin directly into the lung and could have fewer side effects and be more effective to prevent and treat inhalation anthrax than currently available therapies.
Development
We began our research into liposomal ciprofloxacin under a technology demonstration program funded by the DRDC as part of their interest in developing products to counter bioterrorism. The DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis, a potential bioterrorism agent similar to anthrax. Mice were exposed to a lethal dose of F. tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were still alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection. The DRDC funded our development efforts to date and additional development of this program is dependent on negotiating for and obtaining continued funding from DRDC or on identifying other collaborators or sources of funding. We plan to use our preclinical and clinical safety data from our CF program to supplement the data needed to have this product candidate considered for approval for use in treating inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections.
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
Smoking Cessation Therapy
ARD-1600 (Nicotine) Tobacco Smoking Cessation Therapy
According to the National Center for Health Statistics (“NCHS”), 21% of the U.S. population age 18 and above currently smoke cigarettes. The World Health Organization estimates that 650 million people worldwide are smokers, which results in a health cost equivalent to $200 billion, $75 billion in the U.S. alone. Further, the NCHS indicates that nicotine dependence is the most common form of chemical dependence in this country. Quitting tobacco use is difficult and often requires multiple attempts, as users frequently relapse because of withdrawal symptoms. Our goal is to develop an inhaled nicotine product that would address effectively the acute craving for cigarettes and, through gradual reduction of the peak nicotine levels, wean-off the patients from cigarette smoking and from the nicotine addiction.

p 18 of 42

Development
The initial laboratory work on this program was partly funded under grants from the National Institutes of Health. In October 2007, we completed the first human clinical trial delivering aqueous solutions of nicotine using the palm-size AERx Essence system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.
We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We are currently exploring collaborations with government and non-government organizations to further develop this product.
Collaborative Programs Under Development:
ARD-1550 and 1500 — Treprostinil for the Treatment of Pulmonary Arterial Hypertension
The ARD-1550 program is a collaboration with Lung Rx and is investigating an inhaled aqueous formulation of a prostacyclin analogue for administration using our AERx delivery system for the treatment of pulmonary arterial hypertension, or PAH. In April 2008, we initiated a bridging clinical trial in conjunction with our agreement with Lung Rx to evaluate lung distribution, pharmacokinetics and safety of inhaled treprostinil delivered by the AERx Essence system versus delivery with the Nebu-Tec OPTINEB(1)-ir nebulizer. Lung Rx used the latter device in its Phase 3 TRIUMPH study of inhaled treprostinil in patients with PAH. PAH is a rare disease that results in the progressive narrowing of the arteries of the lungs, causing continuous high blood pressure in the pulmonary artery and eventually leading to heart failure. According to Datamonitor, in 2005 the more than 146,000 people worldwide affected by PAH purchased over $800 million of PAH-related medical treatments, and sales are expected to reach $2.0 billion per year by 2015.
In November 2008, we announced data from the clinical trial, which showed that the AERx Essence delivery system efficiently delivered aerosolized treprostinil deeper into the lung than delivery by the OPTINEB nebulizer. Inhaled treprostinil was well tolerated from both delivery systems, and no serious adverse events were reported in the study. The AERx Essence delivery system is expected to deliver medication to the patient in 2 to 4 breaths, significantly reducing the burden of therapy for PAH patients.
Prostacyclin analogues are an important class of drugs used for the treatment of pulmonary arterial hypertension. However, the current methods of administration of these drugs are burdensome on patients. Treprostinil is marketed by United Therapeutics under the name Remodulin* and is administered by intravenous or subcutaneous infusion. Remodulin accounted for approximately $200 million of United Therapeutics’ revenue in 2007. We believe that the ARD-1550 product candidate could offer a non-invasive, more direct and patient-friendly approach compared to currently available treatments. Actelion Pharmaceuticals Ltd. markets in the United States another prostacyclin analogue, iloprost, under the name Ventavis* that is administered six to nine times per day using a nebulizer, with each treatment lasting four to ten minutes. We believe administration of treprostinil by inhalation using our convenient palm-sized AERx delivery system may be able to deliver an adequate dose for the treatment of PAH in a small number of breaths. Based on our previous work with United Therapeutics, we also believe that in the future our sustained release formulation (ARD-1500) may lead to a reduction in the number of daily administrations that are needed to be effective when compared to existing inhaled therapies.
Development
We conducted two collaborative research projects on inhaled treprostinil using Aradigm’s AERx delivery system. The first project was with an aqueous formulation of treprostinil. The second project involved development of a slow-acting liposomal formulation of treprostinil (ARD-1500), with the view to achieve once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement with Lung Rx pursuant to which we granted Lung Rx a license, which becomes exclusive upon the payment of specified sums, to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of PAH and other potential therapeutic indications. As a part of this collaboration, we began a bridging study for this product, ARD-1550, in April 2008 to compare an aqueous solution of treprostinil delivered by inhalation using the AERx Essence system to the nebulizer used in the United Therapeutics’ Phase 3 trial and announced results in November 2008.
We are now in discussions with Lung Rx regarding the next steps required on the clinical, manufacturing and regulatory paths toward the approval and launch of this product. Lung Rx will be responsible for funding the remainder of the development of treprostinil in the AERx delivery system through registration and commercial launch.

p 19 of 42

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
Development
APT funded all activities in the development of this program. The ARD-1300 program advanced into Phase 2 clinical trials following positive preclinical testing and Phase 1 clinical results. The results of the Phase 2a clinical study of inhaled HCQ as a treatment for patients with moderate-persistent asthma did not meet the pre-specified clinical efficacy endpoints. As a result, in September 2008, our agreement with APT was terminated. No serious adverse effects were noted or associated with the aerosolized HCQ or with the AERx system.
ARD-1700 (combination products) and Other Potential Applications
To date, we have demonstrated in human clinical trials effective deposition and, where required, systemic absorption of a wide variety of drugs, including small molecules, peptides and proteins, using our AERx delivery system. We intend to identify additional pharmaceutical product opportunities that could potentially utilize our proprietary delivery systems for the pulmonary delivery of various drug types, including proteins, peptides, oligonucleotides, gene products and small molecules. We demonstrated in the past our ability to successfully enter into collaborative arrangements for our programs, and we believe additional opportunities for collaborative arrangements exist outside of our core respiratory disease focus, for some of which we have data as well as intellectual property positions. The following are descriptions of two potential opportunities:
• Combination Products for Asthma, Cystic Fibrosis and other Chronic Obstructive Pulmonary Disease (COPD). Asthma is a common chronic disorder of the lungs characterized by airway inflammation, airway hyper-responsiveness or airway narrowing due to certain stimuli. Despite several treatment options, asthma remains a major medical problem associated with high morbidity and large economic costs to society. According to the American Lung Association, asthma accounted for $14.7 billion in direct healthcare costs each year in the United States, of which the largest single expenditure, at $6.2 billion, was prescription drugs. Primary symptoms of asthma include coughing, wheezing, shortness of breath and tightness of the chest with symptoms varying in frequency and degree. According to Datamonitor, in 2005 asthma affected 41.5 million people in developed countries, with 9.5 million of those affected being children. The highest prevalence of asthma occurs in the United States and the United Kingdom. According to the American Lung Association, non-asthma COPD was the fourth leading cause of death in America, claiming the lives of 118,171 Americans in 2004. In 2005, an estimated 8.9 million Americans reported a physician diagnosis of chronic bronchitis, an obstructive disease of the lung. In August 2007, we and CyDex began to collaborate on the development and commercialization of products that utilize our AERx pulmonary delivery technology and CyDex’s solubilization and stabilization technologies to deliver inhaled corticosteroids, anticholinergics and beta-2 agonists for the treatment of asthma and COPD. The initial focus of the collaboration is on formulation development and market research.
• Pain Management System. Based on our internal work and a currently-dormant collaboration with GlaxoSmithKline, we have developed a significant body of preclinical and Phase 1 clinical data on the use of inhaled morphine and fentanyl, and Phase 2 clinical data on inhaled morphine, with our proprietary AERx delivery system for the treatment of breakthrough pain in cancer and postsurgical patients.
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

p 20 of 42

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
Accounting for Costs Associated with Exit or Disposal Activities
In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), we recognize a liability for the cost associated with an exit or disposal activity measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to SFAS 146, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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
We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider

p 21 of 42

it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2008 and December 31, 2007, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
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
Results of Operations
Revenue

	Three Months Ended		Nine months Ended
	September 30,		September 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Nine months
	($’s in thousands)				($’s in thousands)
Revenues from related parties	$—	$—	$—	$23	$—	—%	$(23)	(100)%
Revenues from unrelated parties	197	230	251	920	(33)	(14)%	(669)	(73)%

Total revenues	$197	$230	$251	$943	$(33)	(14)%	$(692)	(73)%

We recorded no related party revenue in 2008, and recorded related party revenue from Novo Nordisk of $23,000 for the first nine months of 2007. The reason for the decrease in 2008 was the conclusion of the restructuring agreement with Novo Nordisk. We recorded revenues from unrelated parties of $197,000 and $251,000 for the third quarter and first nine months of 2008, respectively, primarily related to a feasibility study evaluating the delivery of certain compounds using the AERx system. We recorded collaborative revenues for the third quarter of 2007 of $192,000 for our final payment from APT related to ARD-1300, and $38,000 from our transition agreement with Zogenix. We recorded collaborative revenues for the first nine months of 2007 of $566,000 related to ARD-1100, $192,000 for our final payment from APT related to ARD-1300, $141,000 from our transition agreement with Zogenix and $21,000 from Respironics. The primary reason for the decrease in unrelated party revenue in 2008 compared to 2007 was our focus towards advancing our own product candidates.
Research and Development Expenses

	Three Months Ended		Nine months Ended
	September 30,		September 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Nine months
	($’s in thousands)				($’s in thousands)
Collaborative	$430	$(46)	$1,777	$759	$476	1,035%	$1,018	134%
Self-initiated	2,769	3,945	11,115	10,388	(1,176)	(30)%	727	7%

Total research and development expenses	$3,199	$3,899	$12,892	$11,147	$(700)	(18)%	$1,745	16%

Research and development expenses represent proprietary research expenses and costs related to contract research revenue, including salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel. The increase in collaborative program expenses in the third quarter and first nine months of 2008 compared to the same periods in 2007 was primarily due to activities related to the ARD-1550 bridging study and the AERx technology feasibility study with another third party. Research and development expense for self-initiated projects decreased in the third quarter of 2008 from the third quarter of 2007, primarily due to lower spending for ARD-3100 and ARD-1600. On a year-to-date basis, research and development expense for self-initiated projects increased in 2008 over the comparable period in 2007 as a result of the focus on advancing our current product candidates, including

p 22 of 42

primarily ARD-3100, and the AERx technology contract manufacturing capabilities. The decrease in total research and development costs for the third quarter of 2008 from the third quarter of 2007 was primarily due to lower spending for clinical supply manufacturing and testing. For the year-to-date period, total research and development costs increased in 2008 over 2007, primarily attributable to higher clinical supply manufacturing and clinical trial costs. Stock-based compensation expense included in research and development was $66,000 and $183,000 for the third quarter of 2008 and 2007, respectively and $427,000 and $438,000 for the first nine months of 2008 and 2007, respectively. We expect that our research and development expenses will decrease over the next few quarters in order to balance the desirability of continuing the development of our product candidates against the need to contain our expenditures.
General and Administrative Expenses

	Three Months Ended		Nine months Ended
	September 30,		September 30		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Nine months
	(in thousands)				($’s in thousands)
General and administrative expenses	$1,615	$1,757	$4,989	$6,372	$(142)	(8)%	$(1,383)	(22)%
General and administrative expenses are comprised of salaries, legal fees including patent related costs, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel. General and administrative expenses for the third quarter of 2008 decreased from the comparable period in 2007, primarily due to a reduction in headcount. For the first nine months of 2008, general and administrative expenses decreased from the comparable period in 2007 primarily due to a reduction in headcount, as well as a reduction in building rent stemming from the subleasing of a portion of our office space to Mendel Biotechnology, Inc. (“Mendel”) in July 2007. Stock-based compensation expense included in general and administrative expenses was $90,000 and $225,000 for the third quarter of 2008 and 2007, respectively, and $211,000 and $659,000 for the first nine months of 2008 and 2007 respectively. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.
Restructuring and lease exit activities

	Three Months Ended		Nine months Ended
	September 30,		September 30		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Nine months
	(in thousands)				($’s in thousands)
Restructuring and lease exit activities expense	$19	$2,059	$61	$2,157	$(2,040)	(99)%	$(2,096)	(97)%
Restructuring and lease exit activities expense in 2008 represented the accretion of interest associated with the exit obligation recorded in 2007 upon the subleasing of office space to Mendel. Restructuring and lease exit activities expense in the third quarter of 2007 represented the recording of the expected loss associated with the subleasing of office space to Mendel, because the sublease payments we receive from Mendel are less than the amounts we owe on the subleased space. For the first nine months of 2007, restructuring and lease exit activities expense consisted of the recording of the Mendel sublease loss and related interest accretion, as well as $98,000 of severance-related costs relating to our 2006 restructuring efforts.
Interest income, interest expense and other income

	Three Months Ended		Nine months Ended
	September 30,		September 30,		Increase (Decrease)
	2008	2007	2008	2007	Three Months		Nine months
	(in thousands)				($’s in thousands)
Interest income	$146	$684	$709	$2,020	$(538)	(79)%	$(1,311)	(65)%
Interest expense	(105)	(101)	(303)	(293)	4	4%	10	3%
Other income (expense), net	(1)	—	(1)	16	(1)	—	(17)	(106)%
Interest income for the third quarter and first nine months of 2008 decreased from the comparable periods in 2007 due to lower average invested balances and lower effective interest rates earned. Interest expense primarily reflects interest on the $7.5 million promissory note issued to Novo Nordisk in July 2006 with an interest rate of 5%. Other income in the first nine months of 2007 primarily reflected gains on the sale of assets.

p 23 of 42

Liquidity and Capital Resources
As of September 30, 2008, we had cash, cash equivalents and short-term investments of $21.3 million, down from $40.5 million at December 31, 2007. The $19.2 million decrease primarily resulted from the use of cash and the proceeds from investment maturities to fund operations. Working capital was $18.1 million at September 30, 2008, down from $36.6 as of December 31, 2007. The decrease primarily was due to the lower balances of cash, cash equivalents and short-term investments.
Net cash used in operating activities in the first nine months of 2008 was $16.9 million and primarily resulted from our net loss of $17.3 million.  Net cash provided by investing activities was $8.1 million in the first nine months of 2008 and represented proceeds from the maturity of investments, net of investment purchases, of $10.5 million, partly offset by the use of $2.5 million to purchase property and equipment. Net cash provided by financing activities was $0.1 million in the first nine months of 2008 and consisted primarily of cash receipts from employee purchases through the Employee Stock Purchase Plan.
Net cash used in operating activities in the first nine months of 2007 was $12.9 million and primarily resulted from our net loss of $17.0 million as adjusted for non-cash expenses including restructuring and lease exit cost and stock-based compensation.  Net cash used in investing activities in the first nine months of 2007 was $12.9 million and reflected primarily purchases of investments, net of maturities, of $12.0 million. Net cash provided by financing activities was $33.3 million in the first nine months of 2007 and consisted primarily of proceeds from our public offering of common stock in January 2007.
As of September 30, 2008, we had an accumulated deficit of $329.4 million and total shareholders’ equity of $13.8 million. We believe that our cash and cash equivalents as of September 30, 2008 will be sufficient to enable us to meet our obligations through at least the second quarter of 2009. Our principal activities to date have included research and development, securing operating facilities, expanding commercial production capabilities, recruiting management and technical personnel and obtaining financing. We do not anticipate receiving any revenue from the sale of products in the near term. Our ability to continue our development and commercialization activities is dependent upon the ability of management to obtain additional financing as required. We plan to continue to obtain funds through collaborative arrangements, equity issuances and debt arrangements. If we are unable to complete a debt or equity offering or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer, or discontinue one or more of our product development programs, or we may not be able to continue as a going concern entity.
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
Contractual Obligations
Our non-cancelable contractual obligations and future minimum lease payments as of September 30, 2008 were as follows:

					2013 and
	Total	2008(1)	2009-2010	2011-2012	later
	(In thousands)
Operating lease obligations	$17,065	$601	$4,532	$4,060	$7,872
Promissory note (2)	10,543	—	—	3,514	7,029
Unconditional capital purchase obligations	581	581	—	—	—
Unconditional purchase obligations	1,737	1,737	—	—	—

Total contractual commitments	29,926	2,919	4,532	7,574	14,901

Less-sublease payments from Mendel (3)	(3,881)	(223)	(1,828)	(1,830)	—

Total contractual commitments, net	$26,045	$2,696	$2,704	$5,744	$14,901

(1)	For the three months ending December 31, 2008.

(2)	Represents total principal and interest payments due on the Novo Nordisk promissory note through the 2014 maturity date. As of September 30, 2008, the balance outstanding on the note was $8.4 million. The note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions.

p 24 of 42

(3)	Included to demonstrate the effect of the sublease with Mendel entered into in July 2007. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. In the event that the sublease is not terminated early in 2012, $4.0 million in additional payments will be received through August 2016.
Recently Issued Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We do not expect that the adoption of FSP FAS 157-2 will have a material impact on our financial position and results of operations.
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
As of September 30, 2008, we had cash and cash equivalents of $21.3 million. The fair market value of our fixed rate cash equivalents will decline if market interest rates increase. Because the maturities of our fixed rate cash equivalents are very short, we expect that if such decreases in fair value occur, they will be immaterial and, therefore, we believe our exposure to interest rate changes is immaterial. Declining interest rates over time would reduce our interest income from cash, cash equivalents and short-term investments.
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

p 25 of 42

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
We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all. Our operations to date have consumed substantial amounts of cash and have generated no product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:

p 26 of 42

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
Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, proceeds from equipment lease financings, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at September 30, 2008 will be sufficient to fund operations at least through the end of the second quarter of 2009. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of our new development strategy or further changes to our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2008, we have an accumulated deficit of $329.4 million. We have not had any product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our recent shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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

p 27 of 42

* Our dependence on collaborators and other contracting parties may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.
Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our existing collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, Novo Nordisk had control over and responsibility for development and commercialization of the AERx iDMS program. In January 2008, Novo Nordisk announced that it was terminating the AERx iDMS program and gave us a 120-day notice terminating the July 3, 2006 License Agreement between the companies. In May 2008, this termination became effective, ending our collaboration with Novo Nordisk for the AERx iDMS program. Identifying new collaborators for the further development and potential commercialization of the AERx iDMS program may take a significant amount of time and resources and ultimately may not be successful. Lung Rx may also elect to terminate our collaboration agreement. Further, some portion of the money we received from Lung Rx for development costs is pre-payment for future costs. If Lung Rx terminates our agreement we may have to remit to Lung Rx a portion of that pre-payment. If, due to delays or otherwise, we do not receive development funds or achieve milestones set forth in the agreements governing our collaborations, if we cannot timely find replacement collaborators, or if any of our collaborators breach or terminate their collaborative agreements or do not devote sufficient resources or priority to our programs, our business prospects and our stock price would suffer. For example, Zogenix may not receive approval or launch their migraine drug sumatriptan using the DosePro needle-free delivery system, in which case we may not receive a milestone payment and/or receive royalty payments.
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

p 28 of 42

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

p 29 of 42

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

p 30 of 42

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
* We depend upon our proprietary technologies, and we may not be able to protect our potential competitive proprietary advantage.
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

p 31 of 42

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
In July 2006, we assigned 23 issued United States patents to Novo Nordisk along with corresponding non-United States counterparts and certain related pending applications. In August 2006, Novo Nordisk brought suit against Pfizer, Inc. claiming infringement of certain claims in one of the assigned United States patents. In December 2006, Novo Nordisk’s motion for a preliminary injunction in this case was denied. Subsequently, Novo Nordisk and Pfizer settled this litigation out of court. In September 2008, Novo Nordisk informed us that they do not wish to maintain the assigned patents, and they assigned these patents back to us, at no charge to us. These patents may become the subject of future litigation. The patents encompass, in some instances, technology beyond inhaled insulin and, if all or any of these patents are invalidated, it could harm our ability to obtain market exclusivity with respect to other product candidates. We will no longer be able to rely upon Novo Nordisk to defend or enforce our rights related to the patents. If we are required to defend an action based on these patents or seek to enforce our rights under these patents, we could incur substantial costs and the action could divert management’s attention, regardless of the lawsuit’s merit or outcome.
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

p 32 of 42

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

p 33 of 42

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
Risks Related to Our Common Stock
* Our stock price is likely to remain volatile.
The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

p 34 of 42

•	investor perception of us;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to maintain existing or establish new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	period-to-period fluctuations in financial results;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise financing; and

•	economic and other external factors.
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

p 35 of 42

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

p 36 of 42

Item 6. EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

10.29 (1) #	Development and License Agreement, dated June 2, 1998, by and between the Company and Novo Nordisk A/S.

10.30 (1) #	First Amendment to Development and License Agreement, dated October 22, 2001, by and between the Company and Novo Nordisk A/S.

10.31 (2) +	2005 Equity Incentive Plan, as amended

10.32 (2) +	Employee Stock Purchase Plan, as amended

10.33	Amended and Restated Rights Agreement, dated as of September 5, 2008, by and between the Company and ComputerShare Trust Company, N.A.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	The Commission has granted the Company’s request for an extension to the confidential treatment with respect to portions of this exhibit.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2008.

(2)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
Aradigm, AERx, AERx Essence, and AERx Strip are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

p 37 of 42

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)

/s/ Igor Gonda

Dr. Igor Gonda President and Chief Executive Officer

/s/ Nancy E. Pecota

Nancy E. Pecota Chief Financial Officer
Dated: November 12, 2008

p 38 of 42

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

10.29 (1) #	Development and License Agreement, dated June 2, 1998, by and between the Company and Novo Nordisk A/S.

10.30 (1) #	First Amendment to Development and License Agreement, dated October 22, 2001, by and between the Company and Novo Nordisk A/S.

10.31 (2) +	2005 Equity Incentive Plan, as amended

10.32 (2) +	Employee Stock Purchase Plan, as amended

10.33	Amended and Restated Rights Agreement, dated as of September 5, 2008, by and between the Company and ComputerShare Trust Company, N.A.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	The Commission has granted the Company’s request for an extension to the confidential treatment with respect to portions of this exhibit.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2008.

(2)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

p 39 of 42