Form 10-Q
period 2009-06-30
ARADIGM CORP
filed 2009-08-06
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     ,
Commission File Number 000-28402
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
Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at July 31, 2009)
Common	100,726,171

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,101	$16,741
Short-term investments	8,665	2,399
Receivables	230	393
Restricted cash	225	225
Prepaid and other current assets	630	387

Total current assets	16,851	20,145
Property and equipment, net	4,465	5,093
Notes receivable	50	34
Other assets	104	247

Total assets	$21,470	$25,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,463	$739
Accrued clinical and cost of other studies	173	94
Accrued compensation	1,190	1,051
Deferred revenue	4,832	—
Facility lease exit obligation	254	318
Other accrued liabilities	402	630

Total current liabilities	8,314	2,832
Deferred rent	152	199
Facility lease exit obligation, non-current	967	1,056
Deferred revenue, non-current	—	4,122
Other non-current liabilities	75	82
Note payable and accrued interest	8,679	8,472

Total liabilities	18,187	16,763

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at June 30, 2009 and December 2008; issued and outstanding shares: 100,726,171 at June 30, 2009 and 55,029,384 at December 31, 2008	347,774	343,426
Accumulated other comprehensive income (loss)	(4)	4
Accumulated deficit	(344,487)	(334,674)

Total shareholders’ equity	3,283	8,756

Total liabilities and shareholders’ equity	$21,470	$25,519

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Contract revenue	$—	$54	$—	$54

Operating expenses:
Research and development	2,927	5,364	6,653	9,693
General and administrative	1,368	1,825	2,766	3,374
Restructuring and asset impairment	205	20	223	42

Total operating expenses	4,500	7,209	9,642	13,109

Loss from operations	(4,500)	(7,155)	(9,642)	(13,055)
Interest income	14	202	42	563
Interest expense	(105)	(100)	(209)	(198)
Other income (expense), net	(3)	1	(4)	—

Net loss	$(4,594)	$(7,052)	$(9,813)	$(12,690)

Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.23)

Shares used in computing basic and diluted net loss per common share	99,298	54,519	85,080	54,083

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,813)	$(12,690)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	31	—
Amortization and accretion of investments	(5)	(6)
Depreciation	600	375
Stock-based compensation	384	482
Loss on retirement and sale of property and equipment	3	—
Facility lease exit cost	158	—
Changes in operating assets and liabilities:
Receivables	163	282
Prepaid and other current assets	(243)	459
Restricted cash	—	(6)
Other assets	27	12
Accounts payable	724	(267)
Accrued compensation	139	3
Other accrued liabilities	51	83
Deferred rent	(47)	(37)
Deferred revenue	710	288
Facility lease exit obligation	(195)	(184)

Net cash used in operating activities	(7,313)	(11,206)

Cash flows from investing activities:
Capital expenditures	(6)	(2,013)
Purchases of available-for-sale investments	(8,669)	(1,235)
Proceeds from sales and maturities of available-for-sale investments	2,400	10,547
Notes receivable payments	(16)	—

Net cash provided by (used in) investing activities	(6,291)	7,299

Cash flows from financing activities:
Proceeds from public offering of common stock, net	3,927	—
Proceeds from issuance of common stock, net	37	143

Net cash provided by financing activities	3,964	143

Net decrease in cash and cash equivalents	(9,640)	(3,764)
Cash and cash equivalents at beginning of period	16,741	29,964

Cash and cash equivalents at end of period	$7,101	$26,200

See accompanying Notes to Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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
     In accordance with SFAS 165 Subsequent Events, we have evaluated subsequent events through August 6, 2009, the date of issuance of the unaudited condensed financial statements. See Note 12, Subsequent Events.
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
Investments
     Management determines the appropriate classification of the Company’s investments, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in cash and cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in accumulated other comprehensive income (loss) in shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and recognizes the loss in earnings for the amount of any such decline that is related to the credit loss component. If the Company has intent to sell the asset before maturity, the entire amount of the decline is recognized in earnings. No such reductions have been required during any of the periods presented.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2009 and December 31, 2008, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.
Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months and six months ended June 30, 2009 and 2008, because the inclusion of such shares would have had an anti-dilutive effect.
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No 162 (“SFAS 168”). SFAS 168 states that that the codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”). Once the codification is in effect, all of its content will carry the same level of authority. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 will be effective for us in the quarter ended September 30, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on its financial position or results of operations.
     In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 includes existing guidance that was previously included in United States auditing literature. In addition, SFAS 165 clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. SFAS 165 is effective for the Company for the quarter ending June 30, 2009. The adoption of SFAS 165 did not have a material impact of the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”). FSP FAS 115-2 and FSP FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when an other than temporary impairment event has occurred. This guidance applies to debt securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other than temporary impairment in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FSP FAS 124-2 are effective for the Company for the quarter ending June 30, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact of the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 154-4 is effective for the Company for the quarter ending June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. The adoption of FAS 107-1 and APB 28-1 did not have an impact on our financial position or results of operations.
     In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position and results of operations.
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
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Company’s financial position and results of operations.
3. Cash, Cash Equivalents and Short-Term Investments
     A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
June 30, 2009
Cash and cash equivalents	$7,101	$—	$—	$7,101

Short-term investments:
Commercial paper	$2,948	$—	$(1)	$2,947
Certificates of deposit	3,671		(4)	3,667
U.S. Treasury and agencies	2,050	1	—	2,051

Total	$8,669	$1	$(5)	$8,665

December 31, 2008
Cash and cash equivalents	$16,741	$—	$—	$16,741

Short-term investments:
Commercial paper	$2,395	$4	$—	$2,399
U.S. Treasury and agencies	—	—	—	—

Total	$2,395	$4	$—	$2,399

     All short-term investments at June 30, 2009 and December 31, 2008 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income (loss). All certificates of deposit (“CDs”) held by the Company are insured by the FDIC and that none of the individual CDs exceed the current FDIC limit of $250,000.
     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company invests its cash and cash equivalents and short-term investments in money market funds, certificates of deposit, commercial paper and corporate and government notes.
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

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$7,101	$6,699	$402	$—
Short-term investments	8,665	—	8,665	—

Total	$15,766	$6,699	$9,067	$—

     The Company’s cash and cash equivalents at June 30, 2009 consist of cash, money market funds and corporate bonds. Money market funds are valued using quoted market prices. The Company uses an independent third party pricing service to value its commercial paper and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices received from third parties to determine if whether they are reasonable estimates of fair values. In addition, the Company performs a review to determine if our securities are properly classified in accordance with the fair value hierarchy.
5. Sublease Agreement and Lease Exit Liability
     In July, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot facility in Hayward, California.
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
In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. The Company recorded an additional sublease loss on the amendment since the monthly payments the Company expects to receive is less that the Company will owe the lessor for the subleased space.
The lease exit liability activity for the six months ended June 30, 2009 is as follows (in thousands):

Six Months Ended
June 30, 2009
Balance at January 1, 2009	$1,374
Accretion expense	32
Lease payments	(227)
Loss on sublease of additional space	42

Balance at June 30, 2009	$1,221

     As of June 30, 2009, $254,000 of the $1,221,000 balance was recorded as a current liability and $967,000 was recorded as a non-current liability.
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

     On April 1, 2009, the Company issued 306,591 shares of common stock pursuant to the Employee Stock Purchase Plan (“ESPP”) at an average price of $0.12 per share.
     On May 15, 2009, the Company’s shareholders approved an amendment to the ESPP to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,500,000 shares.
7. Related Parties
Novo Nordisk
     Prior to the Company’s follow-on public offering completed on January 30, 2007, Novo Nordisk and its affiliate, Novo Nordisk Pharmaceuticals, Inc., were considered related parties of the Company. At December 31, 2006, Novo Nordisk had beneficially owned 1,573,674 shares of the Company’s common stock, representing 10.6% of the Company’s total outstanding common stock (9.8% on an as-converted basis). As a result of the Company’s public offering on January 30, 2007, Novo Nordisk’s ownership was reduced to approximately 3.0% of the Company’s total outstanding stock on an as-converted basis. Thus, Novo Nordisk was no longer considered a related party. Novo Nordisk owned less that 1% of the Company’s common stock as of as of December 31, 2007.
     In June 1998, the Company executed a Development and Commercialization Agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation by using the AERx insulin Diabetes Management System (iDMS). Under the terms of the agreement, Novo Nordisk was granted exclusive worldwide sales and marketing rights to any products developed. On July 3, 2006, the Company and Novo Nordisk entered into the Second Amended and Restated License Agreement (the “July 3, 2006 License Agreement”). Pursuant to the July 3, 2006 License Agreement, Novo Nordisk loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (the “Promissory Note”). The Promissory Note bears interest accruing at a rate of 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The amount outstanding under the Promissory Note, including accrued interest, was $8.7 million and $8.5 million as of June 30, 2009 and December 31, 2008, respectively. The Promissory Note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement. On January 14, 2008, Novo Nordisk issued a press release announcing the termination of its Phase 3 clinical trials for fast-acting inhaled insulin delivered via the AERx iDMS. Also on January 14, 2008, the Company received a 120-day notice from Novo Nordisk terminating the July 3, 2006 License Agreement between the Company and Novo Nordisk. The termination of the July 3, 2006 License Agreement does not accelerate any of the payment provisions under the Promissory Note.
8. Collaborations and Licensing Agreements
Lung Rx
     On August 30, 2007, the Company signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc., (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which the Company granted Lung Rx, upon the payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using the Company’s AERx Essence® technology for the treatment of pulmonary arterial hypertension and other potential therapeutic indications.
     On June 1, 2009, the Company received a written notice from United Therapeutics Corporation seeking to terminate the Lung Rx Agreement. The Company does not believe that Lung Rx is entitled to terminate the Lung Rx Agreement and is engaged in discussions regarding Lung Rx’s payment obligations under the Lung Rx Agreement.
The Company has not recognized any revenue under the Lung Rx Agreement due to the existence of undelivered elements. In the event of termination of the Lung Rx Agreement, the Company anticipates recording all revenue for contract elements that were previously deferred. Previously deferred revenue totaled $4,832,000 at June 30, 2009.
Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, the Company received a $4.0 million initial payment from Zogenix and it will be entitled to a $4.0 million milestone payment upon initial U.S. commercialization as well as royalty payments upon commercialization of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“Sumavel DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize Sumavel DosePro in the European Union.
     On July 16, 2009, Zogenix announced that it had received approval from the FDA for its NDA for Sumavel DosePro needle-free delivery system. On August 3, 2009, Zogenix and Astellas Pharma US, Inc. announced that they had entered into an exclusive co-promotion agreement in the U.S. for the Sumavel DosePro needle-free delivery system. Sumavel DosePro is expected to be commercially available in January 2010. Under the announced terms of the agreement, the companies will collaborate on the promotion and marketing of Sumavel DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.
     The Company did not receive any payments or recognize any revenue under the Zogenix agreement for the three months and six months ended June 30, 2009 and 2008.
9. Stock-Based Compensation and Stock Options and Awards
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Costs and expenses:
Research and development	$44	$162	$160	$361
General and administrative	127	112	224	121

Total stock based compensation expense	$171	$274	$384	$482

     There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2009 and 2008. Since the Company incurred net losses during the first quarter of 2009 and 2008, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.7 million as of June 30, 2009. This amount will be recognized over a weighted average period of 2.44 years.
     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2009 was $1,000. The Company retained purchase rights to 1,423,626 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2009. As of June 30, 2009, there is $0.3 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 3.00 years.
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

Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2009:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Exercise Price Range			Price
Balance at January 1, 2009	3,987,599	4,185,061	$.39	—	$120.63	$4.09
Options authorized	—	—	—	—	—	—
Options granted	(2,068,000)	2,068,000	$.16	—	$.25	$.22
Options exercised	—	—	—	—	—	—
Options cancelled	875,747	(875,747)	$.25	—	$112.50	$3.40
Restricted share awards granted	(820,750)	—	—	—	—	—
Restricted share awards cancelled	93,625	—	—	—	—	—
Plan shares cancelled and not reauthorized	(3,407)	—	$41.25	—	$42.19	$41.78

Balance at June 30, 2009	2,064,814	5,377,314	$.16	—	$120.63	$2.75

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2009 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2009, options to purchase 2,378,704 shares of common stock were exercisable and had an aggregate intrinsic value of zero. In addition, options that were not yet exercisable also had an intrinsic value of $55,000. No options were exercised during the six months ended June 30, 2009.
     A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of June 30, 2009 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Balance at January 1, 2009	703,535	$1.60
Restricted share awards issued	820,750	.19
Restricted share awards vested	(7,034)	3.63
Restricted share awards cancelled	(93,625)	1.05

Balance at June 30, 2009	1,423,626	$.79

10. Net Loss Per Share
The Company computes basic net loss per share using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock were antidilutive, and therefore were not included in diluted weighted average common shares outstanding for the three or six month periods ended June 30, 2009 and 2008.
The following securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2009 and 2008, respectively, as their effect would be anti-dilutive (in thousands):

	June 30,
	2009	2008
Outstanding stock options	5,377	3,664
Unvested restricted stock	1,423	761
Warrants to purchase common stock	—	421
Performance bonus stock award	—	100

11. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(4,594)	$(7,052)	$(9,813)	$(12,690)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	(4)	(15)	(8)	(9)

Comprehensive loss	$(4,598)	$(7,067)	$(9,821)	$(12,699)

12. Subsequent Events
Zogenix
As explained in Note 8, the Company is entitled to milestone and royalty payments beginning with the first U.S. commercial sale by Zogenix of its DosePro products. On July 16, 2009, Zogenix announced that it had received approval from the FDA for its NDA for Sumavel DosePro needle-free delivery system.
On August 3, 2009, Zogenix and Astellas Pharma US, Inc. announced that they had entered into an exclusive co-promotion agreement in the U.S. for the Sumavel DosePro needle-free delivery system. Sumavel DosePro is expected to be commercially available in January 2010. Under the announced terms of the agreement, the companies will collaborate on the promotion and marketing of Sumavel DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and elsewhere in the 2008 Form 10-K and our other filings with the SEC. Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of June 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to enable us meet our obligations through at least the second quarter of 2010.
     These forward-looking statements and our business are subject to significant risks including, but not limited to, our ability to obtain additional financing, our ability to implement our product development strategy, the success of product development efforts, our dependence on collaborators for certain programs, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
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

Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products in the near term. As of June 30, 2009, we had an accumulated deficit of $344.5 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock. Most recently, in February 2009, we closed the sale of 44,663,071 shares of common stock in a registered direct offering with net proceeds, after offering expenses, of $3.9 million. In the past, we have also funded our operations through license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, sale of a technology platform (Intraject) and interest earned on investments.
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
     Over the last three years, our business has focused on opportunities for product development for treatment of severe respiratory disease that we could potentially develop and commercialize in the United States without a partner. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. Our lead development candidate is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and non-cystic fibrosis bronchiectasis. We received orphan drug designations for both of these indications in the U.S. We recently reported the results of two successful Phase 2a trials with this product candidate in cystic fibrosis (“CF’) and non-cystic fibrosis bronchiectasis, respectively, as described below.

     In June 2008, we completed a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once daily dosing of 6mL of inhaled liposomal ciprofloxacin. The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (“CFU”), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log over the 14-day treatment period (p_0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (“FEV1”) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04).
     In December 2008, we completed an open-label, four week treatment study with once daily inhaled liposomal ciprofloxacin in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum of Pseudomonas aeruginosa CFUs, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.
     In July 2009, we received clearance from the U.S. FDA for our inhaled liposomal ciprofloxacin Investigational New Drug (“IND”) application. The initial clinical protocol under this IND is an international, randomized, double- blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin in patients with non-cystic fibrosis bronchiectasis. We plan in the Phase 2b study to enroll 96 patients and the primary efficacy endpoint will be the change from baseline in the sputum of Pseudomonas Aeruginosa colony forming units following once-daily dosing of two different dose levels vs. placebo for a four-week treatment period. Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety.
     In August 2009, we announced that the European Medicines Agency (“EMEA”) granted Orphan Drug Designation to the Company’s inhaled liposomal ciprofloxacin drug product candidate for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the EMEA in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant. The Company was granted previously orphan drug designations by the U.S. Food and Drug Administration for inhaled liposomal ciprofloxacin for the management of CF and for non-cystic fibrosis bronchiectasis.
     In 2004, we executed a development agreement with Defence Research and Development Canada, a division of the Canadian Department of National Defence, for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax. If we apply in the future for approval of this product candidate for the prevention and treatment of inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections, we anticipate using safety data from the cystic fibrosis and bronchiectasis studies to support our application. Our plan is to seek U.S. and other government funding to complete the development of this product.
     Our programs included a collaboration with Lung Rx, Inc. (“Lung Rx”), a wholly owned subsidiary of United Therapeutics Corporation (“United Therapeutics”), for the development of inhalation treatments for pulmonary arterial hypertension. We conducted two collaborative research projects on inhaled treprostinil using our AERx delivery system with United Therapeutics. The first project was with an aqueous formulation of treprostinil. The second project involved development of a slow-acting liposomal formulation of treprostinil, with the view to achieving once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement with Lung Rx (“Lung Rx Agreement”), pursuant to which we granted Lung Rx, upon payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence® technology for the treatment of pulmonary arterial hypertension, or PAH, and other potential therapeutic indications. Under the terms of the Lung Rx Agreement, we received an upfront fee of $440,000 and an additional fee of $440,000 four months after the signing date. These fees are nonrefundable and were included in deferred revenue in the balance sheet at December 31, 2007. Under the terms of the Lung Rx Agreement, we were responsible for conducting and funding the feasibility study that included a clinical trial to compare AERx Essence to a nebulizer used in a completed Phase 3 registration trial conducted by United Therapeutics. We began this study in April

2008 and announced results in November 2008. At the same time, we announced receipt of $2.75 million from Lung Rx which included the first milestone of $2.0 million and development costs. Lung Rx was to pay a $650,000 license fee for an exclusive license and had the right under the Lung Rx Agreement to purchase $3.47 million of our common stock at an average closing price over a certain trailing period within 15 days of Lung Rx’s determination that the feasibility study was successful. Lung Rx determined that, while the results of the clinical trial warranted continuation of the development of AERx Essence technology with treprostinil, the performance of the AERx Essence inhaler in the clinical study was different from the nebulizer. As such, they did not pay the license fee or purchase our stock.
     On June 1, 2009, we received a written notice from United Therapeutics seeking to terminate the Lung Rx Agreement effective July 1, 2009. Lung Rx did not assert the existence of any technical problems with our AERx technology or any safety or efficacy concerns. We believe that Lung Rx is not entitled to terminate the Lung Rx Agreement and we are engaged in discussions concerning Lung Rx’s payment obligations to us under the Lung Rx Agreement. There is no assurance that these discussions will result in a favorable outcome for the Company. We discontinued certain business activities that we were undertaking to support the collaboration and eliminated the positions of personnel who were devoting all or substantially all of their time to supporting the collaboration.
     We have a proprietary product candidate for smoking cessation treatment. We have encouraging data from our first human clinical trial delivering aqueous solutions of nicotine using the palm-sized AERx Essence system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.
     We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We are seeking collaborations with government, non-government and commercial organizations to further develop this product candidate.
     In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). We received a $4.0 million initial payment from Zogenix, and we will be entitled to a $4.0 million milestone payment upon initial U. S. commercialization, and royalty payments upon any commercialization of products in the U.S. and other countries, including the European Union, that may be developed and sold using the DosePro technology. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. FDA for the migraine drug sumatriptan using the needle-free injector DosePro (“Sumavel* DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize Sumavel DosePro in the European Union.
     On July 16, 2009, Zogenix announced that it was granted approval by the FDA of the Sumavel DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On August 3, 2009, Zogenix and Astellas Pharma US, Inc. (“Astellas”) announced that they had entered into an exclusive co-promotion agreement in the U.S. for the Sumavel DosePro needle-free delivery system. Sumavel DosePro is expected to be commercially available in January 2010. Under the announced terms of the agreement, Zogenix and Astellas will collaborate on the promotion and marketing of Sumavel DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2009 and December 31, 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
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
Results of Operations
Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Six Months
	(in thousands)				($’s in thousands)
Contract revenue	$—	$54	$—	$54	$(54)	(100)%	$(54)	(100)%
     We did not record any revenue for the three and six months ended June 30, 2009. Through June 30, 2009, we have not recorded any revenue related with our collaboration with Lung Rx. We have not delivered certain elements and in accordance with our revenue recognition policy, we have deferred revenue recognition for all amounts received.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Six Months
	(in thousands)				($’s in thousands)
Collaborative	$352	$810	$1,442	$1,347	$(458)	(57)%	$95	7%
Self-initiated	2,575	4,554	5,211	8,346	(1,979)	(43)%	(3,135)	(38)%

Total research and development expenses	$2,927	$5,364	$6,653	$9,693	$(2,437)	(45)%	$(3,040)	(31)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, including salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel.
     Collaborative program expenses decreased for the three months ended June 30, 2009 as compared with the prior year. The decrease was due to a significant reduction in development activities related to the Lung Rx collaboration. The reduction was due to cost reduction actions undertaken by the Company in response to Lung Rx’s communication that they were seeking to terminate the Lung Rx Agreement. For the six months ended June 30, 2009, expenses were flat since the aforementioned decrease offset the increase in Lung Rx development activities during the first quarter of 2009.
     Self-initiated program expenses decreased for the three and six months ended June 30, 2009 as compared with the same periods in the prior year. The decrease was due to lower headcount, lower contract manufacturing expense and lower clinical and contract testing expense, partially offset by higher severance expenses. Lower expense levels are due to the Company’s ongoing cost reduction efforts and timing of expenditures related to the on-going clinical trials of our inhaled liposomal ciprofloxacin development program.
General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Six Months
	(in thousands)				($’s in thousands)
General and administrative expenses	$1,368	$1,825	$2,766	$3,374	$(457)	(25)%	$(608)	(18)%
     General and administrative expenses are comprised of salaries, legal fees including patent related costs, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months and six months ended June 30, 2009 decreased from the comparable periods in 2008, primarily due to a reduction in headcount, lower market research expenses and lower property taxes. Note that in the 2008 periods, the Company recorded its share of personal property tax assessments that it received from the County of Alameda. These assessments were for the tax periods from July 2004 to June 2007.
     We expect that our general and administrative expenses will remain relatively constant as compared with the expense level for the three months and six months ended June 30, 2009.
Restructuring and Asset Impairment

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Six Months
	(in thousands)				($’s in thousands)
Restructuring and asset impairment	$205	$20	$223	$42	$185	925%	$181	431%
The increase in restructuring and asset impairment expense for the three and six months ended June 30, 2009 was due to additional expenses recognized in 2009 related to the loss on the Mendel sublease.

Interest income, Interest expense and Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,			Increase (Decrease)
	2009	2008	2009		2008	Three Months		Six Months
	(in thousands)					($’s in thousands)
Interest income	$14	$202		$42	$563	$(188)	(93)%	$(521)	(93)%
Interest expense	(105)	(100)		(209)	(198)	(5)	5%	(11)	(6)%
Other income (expense), net	(3)	1		(4)	—	(4)	(400)%	(4)	(100)%

Total interest income, interest expense and other income (expense)	$(94)	$103	$	(171)	$365	$(197)	(191)%	$(536)	(147)%

     Interest income for the three and six months ended June 30, 2009 decreased from the comparable period in 2008 due to lower average invested balances as well as significantly lower interest yields earned. During the second half of 2008, interest rates decreased significantly due to the worldwide economic slowdown. Interest expense primarily reflects interest on the $7.5 million promissory note issued to Novo Nordisk in July 2006 with an interest rate of 5%.
Liquidity and Capital Resources
     As of June 30, 2009, we had cash, cash equivalents and short-term investments of $15.8 million, down from $19.1 million at December 31, 2008. The $3.3 million decrease primarily resulted from the use of cash to fund operations, partially offset by the $3.9 million proceeds from the registered direct offering of our common stock.
     Net cash used in operating activities in the first half of 2009 was $7.3 million and primarily resulted from our net loss of $9.8 million, partially offset by non-cash expenses for depreciation, stock based compensation and facility lease exit expenses. Net cash used by investing activities was $6.3 million in the first half 2009 and represented the net purchase of short-term investments. Net cash provided by financing activities was $3.9 million which was due to the sale of the Company’s common stock in our February 2009 registered direct offering.
     Net cash used in operating activities in the first half of 2008 was $11.2 million and primarily resulted from our net loss of $12.7 million. Net cash provided by investing activities in the first half of 2008 was $7.3 million and reflected primarily maturities of investments, net of purchases, of $9.3 million, partly offset by the use of $2.0 million to purchase property and equipment.
     As of June 30, 2009, we had an accumulated deficit of $344.5 million and total shareholders’ equity of $3.3 million. We believe that our cash, cash equivalents and short-term investments as of June 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to enable us meet our obligations through at least the second quarter of 2010. To the extent that such sources of funds are not sufficient, we may also seek to raise additional funds through public or private equity or debt financings or from other sources. No assurances can be given that additional financing will be available or that, if available, such financing would be obtainable on terms satisfactory to us.
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
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2008 Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2008 Form 10-K.
Risks Related to Our Business
We are an early-stage company.
     You must evaluate us in light of the uncertainties and complexities present in an early-stage company. All of our potential products are in an early stage of research or development. Our potential drug products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business.
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
     We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all. Our operations to date have consumed substantial amounts of cash and have generated no significant product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at June 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to fund operations at least through the second quarter of 2010. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2009, we have an accumulated deficit of $344.5 million. We have not had any significant product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our shift in development strategy may result in reduced capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:

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
** Our dependence on collaborators and other contracting parties may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized. For example, on June 1, 2009, we received a written notice from United Therapeutics seeking to terminate the Lung Rx Agreement effective July 1, 2009.
     Any delay in, or failure to receive, milestone payments or royalties could also adversely affect our financial position and we may not be able to find another source of cash to continue our operations. For example, Zogenix may not be able to launch their migraine drug sumatriptan using the DosePro* needle-free delivery system, in which case we may not receive a milestone payment and/or receive royalty payments from Zogenix.
     Further, our future collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our existing or future collaborators, such as the interpretation of terms in our agreements. For example, we currently have a disagreement with United Therapeutics concerning their right to terminate the Lung Rx Agreement. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.
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
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our Phase 2a clinical trials with inhaled liposomal ciprofloxacin showed promising initial efficacy and safety results both in patients with cystic fibrosis and non-cystic fibrosis bronchiectasis, there is no guarantee that the current Phase 2 program or longer term studies and studies in larger patient populations will confirm these results or that we will satisfy all efficacy and safety endpoints required by the regulatory authorities.
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
**Because our proprietary liposomal ciprofloxacin programs rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in USA for up to seven years or European Union for up to ten years.
     The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. In August 2009, we announced that the European Medicines Agency (“EMEA”) granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or EMEA for a given indication, we may not be able to access the target market in the United States and/or the European Union, which would adversely affect our ability to earn revenues.
We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.
     We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Enzon Pharmaceuticals, Inc.(“Enzon”) to manufacture liposomal ciprofloxacin and AERx Strip® dosage forms may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with Enzon to manufacture these at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all.
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
     With respect to some of our product candidates targeted at large markets, either our collaborators or we will have to invest significant amounts to attempt to provide for the high-volume manufacturing required to take advantage of these product markets, and much of this spending may occur before a product is approved by the FDA for commercialization. Any such effort will entail many significant risks. For example, the design requirements of our products may make it too costly or otherwise unfeasible for us to develop them at a commercial scale, or manufacturing and quality control problems may arise as we attempt to expand production. Failure to address these issues could delay or prevent late-stage clinical testing and commercialization of any products that may receive FDA approval.
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
     We intend to establish our own sales, marketing and distribution capabilities to market products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we intend to market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates will require a large sales force to call on, educate and support physicians and patients. While we intend to enter into collaborations with one or more pharmaceutical companies to sell, market and distribute such products, we may not be able to enter into any such arrangement on acceptable terms, if at all. Any collaborations we do enter into may not be effective in generating meaningful product royalties or other revenues for us.
If any products that we or our collaborators may develop do not attain adequate market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.
     Even if we or our collaborators successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications, and many of these alternative products will be more established than ours. For our products to be commercially viable we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patients that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:
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
     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.
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
     The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:
•	investor perception of us;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	sales of our stock by certain large institutional shareholders to meet liquidity concerns during the current economic climate or bankruptcy of the institutions holding the shares of investors in our company, resulting in large quantities of our shares being traded at discount prices;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to maintain existing or establish new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise financing; and

•	economic and other external factors.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held on May 15, 2009, three matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:
1.	Four directors were elected to hold offices until the next annual meeting of shareholders and until their successors are elected:

Nominee	For	Withheld
Frank H. Barker	73,256,900	4,338,855
Igor Gonda	73,263,565	4,332,190
John M. Siebert	73,264,767	4,330,998
Virgil D. Thompson	73,261,607	4,334,148

2.	The Company’s shareholders approved an amendment to Aradigm’s Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,500,000 shares:

For	Against	Abstain
56,317,363	3,235,200	68,410
3.	The shareholders ratified the selection of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
76,829,193	706,210	60,352
Item 5. OTHER INFORMATION
     Not applicable.
Item 6. EXHIBITS

Exhibit
Number	Description
10.32 + (1)	Employee Stock Purchase Plan, as amended

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009.
Aradigm, AERx, AERx Essence, and AERx Strip are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION (Registrant)
/s/ Igor Gonda
Dr. Igor Gonda
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: August 5, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
10.32 + (1)	Employee Stock Purchase Plan, as amended

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009.