Form 10-Q
period 2009-09-30
ARADIGM CORP
filed 2009-11-06
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at October 31, 2009)
Common	102,376,116

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,125	$16,741
Short-term investments	8,661	2,399
Receivables	243	393
Restricted cash	225	225
Prepaid and other current assets	321	387

Total current assets	12,575	20,145
Property and equipment, net	2,352	5,093
Notes receivable	51	34
Other assets	135	247

Total assets	$15,113	$25,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245	$739
Accrued clinical and cost of other studies	451	94
Accrued compensation	936	1,051
Facility lease exit obligation	257	318
Other accrued liabilities	390	630

Total current liabilities	2,279	2,832
Deferred rent	143	199
Facility lease exit obligation, non-current	896	1,056
Deferred revenue, non-current	—	4,122
Other non-current liabilities	75	82
Note payable and accrued interest	8,787	8,472

Total liabilities	12,180	16,763

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at September 30, 2009 and December 31, 2008; issued and outstanding shares: 102,311,671 at September 30, 2009 and 55,029,384 at December 31, 2008	348,012	343,426
Accumulated other comprehensive income	3	4
Accumulated deficit	(345,082)	(334,674)

Total shareholders’ equity	2,933	8,756

Total liabilities and shareholders’ equity	$15,113	$25,519

See accompanying Notes to Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Contract revenue	$4,883	$197	$4,883	$251

Operating expenses:
Research and development	2,426	3,199	9,079	12,892
General and administrative	1,323	1,615	4,089	4,989
Restructuring and asset impairment	1,638	19	1,860	61

Total operating expenses	5,387	4,833	15,028	17,942

Loss from operations	(504)	(4,636)	(10,145)	(17,691)
Interest income	16	146	58	709
Interest expense	(109)	(105)	(318)	(303)
Other income (expense), net	1	(1)	(3)	(1)

Net loss	$(596)	$(4,596)	$(10,408)	$(17,286)

Basic and diluted net loss per common share	$(0.01)	$(0.08)	$(0.12)	$(0.32)

Shares used in computing basic and diluted net loss per common share	99,347	54,165	89,888	54,111

See accompanying Notes to Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,408)	$(17,286)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	1,654	—
Amortization and accretion of investments	6	1
Depreciation	899	590
Stock-based compensation	622	638
Loss on retirement and sale of property and equipment	3	1
Facility lease exit cost	158	—
Changes in operating assets and liabilities:
Receivables	150	87
Prepaid and other current assets	66	469
Restricted cash	—	(9)
Other assets	(5)	17
Accounts payable	(494)	(563)
Accrued compensation	(115)	(223)
Other accrued liabilities	425	(495)
Deferred rent	(56)	(61)
Deferred revenue	(4,122)	265
Facility lease exit obligation	(263)	(281)

Net cash used in operating activities	(11,480)	(16,850)

Cash flows from investing activities:
Capital expenditures	185	(2,473)
Purchases of available-for-sale investments	(9,649)	(1,235)
Proceeds from sales and maturities of available-for-sale investments	3,380	11,770
Notes receivable payments	(16)	—

Net cash provided by (used in) investing activities	(6,100)	8,062

Cash flows from financing activities:
Proceeds from public offering of common stock, net	3,927	—
Proceeds from issuance of common stock, net	37	143

Net cash provided by financing activities	3,964	143

Net decrease in cash and cash equivalents	(13,616)	(8,645)
Cash and cash equivalents at beginning of period	16,741	29,964

Cash and cash equivalents at end of period	$3,125	$21,319

See accompanying Notes to Unaudited Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
1. Organization and Basis of Presentation
Organization
     Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving any revenues from the sale of products during the next twelve months. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2008, as filed with the SEC on March 30, 2009 (the “2008 Form 10-K”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information, please refer to the financial statements and notes thereto included in the 2008 Form 10-K.
     In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, we have evaluated subsequent events through November 6, 2009, the date of issuance of the unaudited condensed financial statements.
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
Investments
     Management determines the appropriate classification of the Company’s investments, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in cash and cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in accumulated other comprehensive income (loss) in shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and recognizes the loss in earnings for the amount of any such decline that is related to the credit loss component. If the Company has the intent to sell the asset before maturity, the entire amount of the decline is recognized in earnings. No such reductions have been required during any of the periods presented.
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
Impairment of Long-Lived Assets
     In accordance with ASC 360-10, Property Plant and Equipment — Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.
Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with ASC 420, Exit or Disposal Activities (“ASC 420”), the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. According to ASC 420, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
Revenue Recognition
     Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the SEC’s Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB 104”) and ASC 605-25, Revenue Recognition-Multiple Element Arrangements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured. Under some agreements, the Company’s collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements, revenue is recognized upon acceptance of the work and confirmation of the amount to be paid by the collaborator. Deferred revenue includes the portion of all refundable and nonrefundable research payments received that have not been earned. In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreement when payments precede the required efforts. Costs of contract revenues are approximate to or are greater than such revenues, and are included in research and development expenses. Refundable development and license fee payments are deferred until specific performance criteria are achieved. Refundable development and license fee payments are generally not refundable once specific performance criteria are achieved and accepted.
     Collaborative license and development agreements that require the Company to provide multiple deliverables, such as a license, research and product steering committee services and other performance obligations, are accounted for in accordance with ASC 605-25. Under ASC 605-25, delivered items are evaluated to determine whether such items have value to the Company’s collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.

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
Stock-Based Compensation
     The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and statement of cash flows of the tax effects of stock-based compensation awards.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2009 and December 31, 2008, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.
Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months and nine months ended September 30, 2009 and 2008, because the inclusion of such shares would have had an anti-dilutive effect.
Recently Issued Accounting Pronouncements
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820. ASU 2009-05 will be effective for us during the quarter ended December 31, 2009. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market. The Company does not expect adoption of ASU 2009-05 to have an impact on its financial position or results of operations.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162 (now referred to as ASC 105). This guidance states that that the codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”). Once the codification is in effect, all of its content will carry the same level of authority. Thus, the GAAP hierarchy was modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 was effective for us in the quarter ended September 30, 2009.

Beginning with this period, all references to authoritative accounting guidance refers to the topics contained in the Accounting Standards Codification. The adoption of ASC 105 did not have an impact on its financial position or results of operations.
     In May 2009, the FASB issued No. SFAS 165, Subsequent Events (now referred to as ASC 855). This statement provides guidance on management’s assessment of subsequent events and includes existing guidance that was previously included in United States generally accepted auditing standards. In addition, the statement clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. ASC 855 is effective for the Company for the quarter ending June 30, 2009. The adoption ASC 855 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”). FSP FAS 115-2 and FSP FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when an other than temporary impairment event has occurred. This guidance applies to debt securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other than temporary impairment in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FSP FAS 124-2 are effective for the Company for the quarter ending June 30, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 154-4 is effective for the Company for the quarter ending June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. The adoption of FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (now referred to as ASC 805) which replaced SFAS No. 141, Business Combinations. This statement established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of ASC 805 if and when a future acquisition occurs.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (now referred to as ASC 808, Collaborative Arrangements). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. ASC 808 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of ASC 808 did not have a material impact on the Company’s financial position and results of operations.
3. Cash, Cash Equivalents and Short-Term Investments
     A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
September 30, 2009
Cash and cash equivalents	$3,125	$—	$—	$3,125

Short-term investments:
Commercial paper	$2,950	$—	$—	$2,950
Certificates of deposit	3,672	2	—	3,674
U.S. Treasury and agencies	2,036	1	—	2,037

Total	$8,658	$3	$—	$8,661

December 31, 2008
Cash and cash equivalents	$16,741	$—	$—	$16,741

Short-term investments:
Commercial paper	$2,395	$4	$—	$2,399
U.S. Treasury and agencies	—	—	—	—

Total	$2,395	$4	$—	$2,399

     All short-term investments at September 30, 2009 and December 31, 2008 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income (loss). All certificates of deposit (“CDs”) held by the Company are insured by the FDIC and none of the individual CDs exceed the current FDIC limit of $250,000.
     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company invests its cash and cash equivalents and short-term investments in money market funds, certificates of deposit, commercial paper and corporate and government notes.
4. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (now referred to as ASC 820, Fair Value Measurements and Disclosures). This statement clarified the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for our cash and cash equivalents and short-term investments, which represent the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance	Identical	Observable	Unobservable
	September	Assets	Inputs	Inputs
Description	30, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$3,125	$3,125	$—	$—
Short-term investments	8,661	—	8,661	—

Total	$11,786	$3,125	$8,661	$—

     The Company’s cash and cash equivalents at September 30, 2009 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company uses an independent third party pricing service to value its commercial paper, certificates of deposit and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices received from third parties to determine if they are reasonable estimates of fair values. In addition, the Company performs a review to determine if our securities are properly classified in accordance with the fair value hierarchy.
5. Sublease Agreement and Lease Exit Liability
     In July 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to sublease to Mendel approximately 48,000 square feet of the Company’s 72,000 square foot facility in Hayward, California.
     During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with No. SFAS 146, Accounting for Costs Associated with Exit or Disposal (now referred to as ASC 420), because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the subleased space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, which consisted of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and lease exit activities in the accompanying condensed statements of operations.
     In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. The Company recorded an additional sublease loss on the amendment since the monthly payments the Company expects to receive are less than the Company will owe the lessor for the subleased space.
     The lease exit liability activity for the nine months ended September 30, 2009 is as follows (in thousands):

Nine Months Ended
September 30, 2009
Balance at January 1, 2009	$1,374
Accretion expense	48
Lease payments	(311)
Loss on sublease of additional space	42

Balance at September 30, 2009	$1,153

     As of September 30, 2009, $257,000 of the $1,153,000 balance was recorded as a current liability and $896,000 was recorded as a non-current liability.
6. Notes Payable and Accrued Interest
     In June 1998, the Company executed a Development and Commercialization Agreement with Novo Nordisk to jointly develop a pulmonary delivery system for administering insulin by inhalation by using the AERx® insulin Diabetes Management System (iDMS).

On July 3, 2006, the Company and Novo Nordisk entered into the Second Amended and Restated License Agreement (the “July 3, 2006 License Agreement”). Pursuant to the July 3, 2006 License Agreement, Novo Nordisk loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (the “Promissory Note”). The Promissory Note bears interest accruing at a rate of 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The amount outstanding under the Promissory Note, including accrued interest, was $8.8 million and $8.5 million as of September 30, 2009 and December 31, 2008, respectively. The Promissory Note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement. On January 14, 2008, the Company received a 120-day notice from Novo Nordisk terminating the July 3, 2006 License Agreement between the Company and Novo Nordisk. The termination of the July 3, 2006 License Agreement does not accelerate any of the payment provisions under the Promissory Note.
7. Shareholders’ Equity
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
8. Collaborations and Licensing Agreements
Lung Rx
     On August 30, 2007, the Company signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc., (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which the Company granted Lung Rx, upon the payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using the Company’s AERx Essence® technology for the treatment of pulmonary arterial hypertension and other potential therapeutic indications. To date, the Company has received $4.9 million in milestone, development and other payments under the Lung Rx Agreement. Up until the quarter ended September 30, 2009, the Company had not recognized any revenue under the Lung Rx Agreement due to the existence of certain undelivered performance obligations.
     On June 1, 2009, the Company received a written notice from United Therapeutics Corporation seeking to terminate the Lung Rx Agreement on July 1, 2009. During the three month ended September 30, 2009, the Company engaged Lung Rx in discussions about continuing or restructuring its collaboration with Lung Rx. These discussions were not successful and the Company concluded that the likelihood of further collaboration with Lung Rx to be remote. Therefore, during the three months ended September 30, 2009, the Company recognized $4.9 million of revenue relating to the Lung Rx Agreement that had been previously deferred. In accordance with the Company’s revenue policy, all amounts were recognized as revenue in the quarter ended September 30, 2009 since the Company no longer had any performance obligations under the Lung Rx Agreement.
     The Company believes that Lung Rx improperly terminated the Lung Rx Agreement, and the Company has requested formal non-binding arbitration of this dispute to seek monetary amounts payable under the Lung Rx Agreement. There is no assurance that the non-binding arbitration will result in a favorable outcome for the Company. The Company discontinued certain business activities that is was undertaking to support the collaboration and eliminated the positions of personnel who were devoting all or substantially all of their time in supporting the collaboration. Any future payments the Company may receive as a result from the non-binding arbitration will be recognized as revenue when the payments are considered probable.
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
     The Company did not receive any payments or recognize any revenue under the Zogenix agreement for the three months and nine months ended September 30, 2009 and 2008.
9. Stock-Based Compensation and Stock Options and Awards
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs and expenses:
Research and development	$71	$66	$231	$427
General and administrative	166	90	391	211

Total stock based compensation expense	$237	$156	$622	$638

     There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2009 and 2008. In addition, since the Company incurred net losses during 2009 and 2008, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.7 million as of September 30, 2009. This amount will be recognized over a weighted average period of 2.12 years.
     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2009 was $20,000. The Company retained purchase rights to 2,920,066 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2009. As of September 30, 2009, there was $0.4 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 1.77 years.
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

Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended
September 30, 2009:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Exercise Price Range			Price
Balance at January 1, 2009	3,987,599	4,185,061	$.39	—	$120.63	$4.14
Options authorized	—	—	—	—	—	—
Options granted	(2,068,000)	2,068,000	$.16	—	$.25	$.22
Options exercised	—	—	—	—	—	—
Options cancelled	1,107,542	(1,107,542)	$.17	—	$112.50	$4.47
Restricted share awards granted	(2,413,250)	—	—	—	—	—
Restricted share awards cancelled	100,625	—	—	—	—	—
Plan shares cancelled and not reauthorized	(3,407)	—	$41.25	—	$42.19	$41.78

Balance at September 30, 2009	711,109	5,145,519	$.16	—	$120.63	$2.49

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2009 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2009, options to purchase 2,610,525 shares of common stock were exercisable and had an aggregate intrinsic value of $3,000. In addition, options that were not yet exercisable also had an intrinsic value of $9,000. No options were exercised during the nine months ended September 30, 2009.
     A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of September 30, 2009 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of	Weighted Average Grant Date Fair
	Shares	Value
Balance at January 1, 2009	703,535	$1.60
Restricted share awards issued	2,413,250	.19
Restricted share awards vested	(96,094)	.53
Restricted share awards cancelled	(100,625)	.99

Balance at September 30, 2009	2,920,066	$.47

10. Asset Impairment
     In accordance with GAAP, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the quarter ended September 30, 2009, the Company concluded that the termination of the Lung Rx Agreement and the subsequent suspension of development activities warranted reviewing AERx-related assets for impairment. The Company determined that the production equipment used to manufacture the AERx product constituted an asset group that should be reviewed for impairment. These assets are presently idle and primarily consist of customized AERx production equipment that does not have an active resale market due to the specialized nature of the assets. The Company determined that the net book value of these assets exceeded the expected future cash flows.
     Accordingly, the Company recorded an impairment charge of $1.6 million to write down the assets to their estimated fair value. The Company recorded this charge as a component of Restructuring and Asset Impairment on its Condensed Statement of Operation for the quarter ended September 30, 2009.
11. Net Loss Per Share
     The Company computes basic net loss per share using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock were antidilutive, and therefore were not included in diluted weighted average common shares outstanding for the three or nine month periods ended September 30, 2009 and 2008.
     The following securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2009 and 2008, respectively, as their effect would be anti-dilutive (in thousands):

	September 30,
	2009	2008
Outstanding stock options	5,146	4,262
Unvested restricted stock	2,920	754
Warrants to purchase common stock	—	417
12. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(596)	$(4,596)	$(10,408)	$(17,286)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	7	(1)	(1)	(10)

Comprehensive loss	$(589)	$(4,597)	$(10,409)	$(17,296)

13. Subsequent Events
     The Company did not have any reportable subsequent events occurring since September 30, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and elsewhere in the 2008 Form 10-K and our other filings with the SEC. Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of September 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to enable us to meet our obligations through at least the second quarter of 2010.
     These forward-looking statements and our business are subject to significant risks including, but not limited to, our ability to obtain additional financing, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
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

Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases by pulmonologists. Over the last decade, we have invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We have also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing and clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of products in the near term. As of September 30, 2009, we had an accumulated deficit of $345.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock. Most recently, in February 2009, we closed the sale of 44,663,071 shares of common stock in a registered direct offering with net proceeds, after offering expenses, of $3.9 million. In the past, we have also funded our operations through license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, sale of a technology platform (Intraject) and interest earned on investments.
     Over the last three years, our business has focused on opportunities for developing products for the treatment of severe respiratory disease that we could potentially develop and commercialize in the United States without a partner. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory diseases. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties.
     Previously, our development activities consisted primarily of collaborations and product development agreements with third parties. The most notable collaboration was with Novo Nordisk on the AERx® insulin Diabetes Management System (“iDMS’) for the treatment of Type I and Type II diabetes. This program began in 1998 and included nine Phase 3 clinical trials in Type I and Type II diabetes patients. On April 30, 2008, Novo Nordisk announced that following recent reports of lung cancer in Type II diabetes patients treated with Exubera*, an inhaled insulin product from Pfizer, the likelihood of achieving a positive benefit/risk ratio for future pulmonary diabetes projects had become more uncertain, and as a result, Novo Nordisk had decided to stop all research and development activities in the field. In May 2008, the July 3, 2006 License Agreement between us and Novo Nordisk was terminated. Pursuant to the July 3, 2006 License Agreement, on September 25, 2008, Novo Nordisk assigned to us at no charge, the inhaled insulin-related patents. These patents were either previously purchased from us in July 2006 or had originated from Novo Nordisk. The portfolio includes both U.S. and foreign patents. We assume the responsibility for the maintenance of this portfolio. Novo Nordisk has provided us with the data from the preclinical and clinical research generated in conjunction with the collaboration. We do not intend to complete the development of AERx iDMS on our own. We are attempting to out-license or sell the assets associated with inhaled insulin.
     Currently, our lead development candidate is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and non-cystic fibrosis bronchiectasis. We received orphan drug designations for both of these indications in the U.S. We have reported the results of two successful Phase 2a trials with this product candidate in cystic fibrosis (“CF’) and non-cystic fibrosis bronchiectasis, respectively. We have also conducted preclinical studies that included liposomal ciprofloxacin formulations with different pharmacokinetic profiles in order to maximize the probability of success in our clinical programs.
     In June 2008, we completed an open label, multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once daily dosing of 6mL of inhaled liposomal ciprofloxacin. The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (“CFU”), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log against baseline over the 14-day treatment period (p 0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (“FEV1”) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04).
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
     In July 2009, we received clearance from the U.S. FDA for our inhaled liposomal ciprofloxacin Investigational New Drug (“IND”) application. The initial clinical protocol under this IND is an international, randomized, double- blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin in patients with non-cystic fibrosis bronchiectasis. We plan to enroll 96 patients in the Phase 2b study. The primary efficacy endpoint will be the change from baseline in the sputum of Pseudomonas Aeruginosa colony forming units following once-daily dosing of two different dose levels vs. placebo for a four-week treatment period. Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety. Final preparations for the initiation of the Phase 2b program to evaluate our once-daily inhaled liposomal ciprofloxacin administered via nebulizer in patients with non-cystic fibrosis bronchiectasis are progressing, with international regulatory, institutional review board and ethics committee approvals being completed and site initiation underway.
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
     In 2004, we executed a development agreement with Defence Research and Development Canada, a division of the Canadian Department of National Defence, for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax. If we apply in the future for approval of this product candidate for the prevention and treatment of inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections, we anticipate using safety data from the cystic fibrosis and bronchiectasis studies to support our application. We are seeking U.S. and other government funding to complete the development of this product.
     We have been exploring in preclinical studies the potential for liposomal formulations to achieve favorable pharmacokinetics profiles for ciprofloxacin and other drugs to maximize the benefits of the investments in this technology platform.
     We have a proprietary product candidate for smoking cessation treatment. We have encouraging data from our first human clinical trial delivering aqueous solutions of nicotine using the palm-sized AERx Essence system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study. We believe these results provide the foundation for further research with the AERx Essence device as a means toward smoking cessation. We are actively seeking collaborations with government, non-government and commercial organizations to further develop this product candidate.

     Other past programs included a collaboration with Lung Rx, Inc. (“Lung Rx”), a wholly owned subsidiary of United Therapeutics Corporation (“United Therapeutics”), for the development of inhalation treatments for pulmonary arterial hypertension. We conducted two collaborative research projects on inhaled treprostinil using our AERx delivery system with United Therapeutics. The first project was with an aqueous formulation of treprostinil. The second project involved development of a slow-acting liposomal formulation of treprostinil, with the view to achieving once-a-day dosing. On August 30, 2007, we signed an Exclusive License, Development and Commercialization Agreement with Lung Rx (“Lung Rx Agreement”), pursuant to which we granted Lung Rx, upon payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using our AERx Essence® technology for the treatment of pulmonary arterial hypertension, or PAH, and other potential therapeutic indications. Under the terms of the Lung Rx Agreement, we received an upfront fee of $440,000 and an additional fee of $440,000 four months after the signing date. Under the terms of the Lung Rx Agreement, we were responsible for conducting and funding the feasibility study that included a clinical trial to compare AERx Essence to a nebulizer used in a completed Phase 3 registration trial conducted by United Therapeutics. We began this study in April 2008 and announced results in November 2008. At the same time, we announced receipt of $2.75 million from Lung Rx which included the first milestone of $2.0 million and development costs.
     On June 1, 2009, we received a written notice from United Therapeutics seeking to terminate the Lung Rx Agreement effective July 1, 2009. Lung Rx did not assert the existence of any technical problems with our AERx technology or any safety or efficacy concerns. We believe that Lung Rx was not entitled to terminate the Lung Rx Agreement and, per the terms of the Lung Rx Agreement, we have requested formal non-binding arbitration of this dispute. There is no assurance that the non-binding arbitration will result in a favorable outcome for the Company. We discontinued certain business activities that we were undertaking to support the collaboration and eliminated the positions of personnel who were devoting all or substantially all of their time to supporting the collaboration.
     In accordance with GAAP, we recognized in September 2009 all of the revenue that was related to the Lung Rx Agreement that had previously been included on the balance sheet as deferred revenue. In addition, we recorded an impairment charge of $1.6 million since the net book value of the currently idle AERx-related production equipment exceeded the expected future cash flows from this equipment.
     In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). We received a $4.0 million initial payment from Zogenix, and we will be entitled to a $4.0 million milestone payment upon initial U. S. commercialization, and royalty payments upon any commercialization of products in the U.S. and other countries, including the European Union, that may be developed and sold using the DosePro technology. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. FDA for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL* DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH (“Desitin”) to develop and commercialize SUMAVEL DosePro in the European Union.
     On July 16, 2009, Zogenix announced that it was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On August 3, 2009, Zogenix and Astellas Pharma US, Inc. (“Astellas”) announced that they had entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. SUMAVEL DosePro is expected to be commercially available in January 2010. Under the announced terms of the agreement, Zogenix and Astellas will collaborate on the promotion and marketing of SUMAVEL DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product. On September 23, 2009, Zogenix announced that it had completed a $51 million preferred stock financing, with the capital to be used to finance the January 2010 planned launch of SUMAVEL DosePro. On October 22, 2009, Zogenix and Astellas announced that positive results from two clinical studies of the SUMAVEL DosePro system will be published in November 2009 and reiterated the January 2010 planned product launch. On October 28, 2009 Zogenix and Desitin announced that Desitin has filed for European regulatory approval of SUMAVEL DosePro needle-free delivery system following the successful completion of a European pivotal bioequivalence trial. We will be entitled to receive royalty payments upon the commercialization of SUMAVEL in the European Union.
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
Revenue Recognition
     Contract revenues consist of revenue from grants, collaboration agreements and feasibility studies. We recognize revenue under the provisions of the SEC’s Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB 104”) and ASC 605-25, Revenue Recognition - Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in this standard, is recognized once costs are incurred and collectability is reasonably assured. Under some agreements our collaborators have the right to withhold reimbursement of costs incurred until the work performed under the agreement is mutually agreed upon. For these agreements, we recognize revenue upon acceptance of the work and confirmation of the amount to be paid by the collaborator.
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
     Collaborative license and development agreements often require us to provide multiple deliverables, such as a license, research and development, product steering committee services and other performance obligations. These agreements are accounted for in accordance with ASC 605-25. Under this standard, delivered items are evaluated to determine whether such items have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.
Impairment of Long-Lived Assets
     In accordance with ASC 360-10, Property Plant and Equipment — Overall we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.
Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with ASC 420, Exit or Disposal Activities (“ASC 420”), we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to this standard, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2009 and December 31, 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
Employee Stock Based Compensation
     We follow the fair value method of accounting for employee stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)). We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method of transition. Under this standard, the estimated fair value of share-based compensation, including stock options and restricted stock awards and purchases of common stock by our employees under the Employee Stock Purchase Plan is recognized as compensation expense.
     We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. We use a lattice model to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the daily historical daily trading data of our common stock over the expected term of the option.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Nine Months
	( in thousands)				($'s in thousands)
Contract revenue	$4,883	$197	$4,883	$251	$4,686	2,379%	$4,632	1,845%
     During the three months ended September 30, 2009, we recorded all of the $4.9 million of revenue from the Lung Rx Agreement that had been previously deferred. We recorded all of this revenue during the three months ended September 30, 2009 because our discussions about continuing or restructuring our collaboration with Lung Rx following our receipt of written notice from United Therapeutics Corporation seeking to terminate the Lung Rx Agreement were not successful and we concluded that the likelihood of further collaboration with Lung Rx would be remote.
Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Nine Months
	( in thousands)				($’s in thousands)
Collaborative	$5	$430	$1,447	$1,777	$(425)	(99)%	$(330)	(19)%
Self-initiated	2,421	2,769	7,632	11,115	(348)	(13)%	(3,483)	(31)%

Total research and development expenses	$2,426	$3,199	$9,079	$12,892	$(773)	(24)%	$(3,813)	(30)%

     Research and development expenses represent proprietary research expenses and costs related to contract research revenue, including salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel.
     Collaborative program expenses decreased significantly for the three months ended September 30, 2009. The decrease was due to the termination of the Lung Rx Agreement and the related reduction in development activities. The Company does not currently have any active collaborations and does not anticipate incurring any collaborative research and development expenses for the remainder of 2009. For the nine months ended September 30, 2009, expenses decreased $330,000 due to the termination of the Lung Rx Agreement.
     Self-initiated program expenses decreased for the three months ended September 30, 2009 as compared with the same period in the prior year. The decrease was due to lower headcount and the Company’s ongoing cost reduction efforts. For the nine months ended September 30, 2009, self-initiated program expenses decreased 31%. The decrease was due to lower headcount, lower clinical and contract testing expenses and lower market research expenses.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Nine Months
	(in thousands)				($’s in thousands)
General and administrative expenses	$1,323	$1,615	$4,089	$4,989	$(292)	(18)%	$(900)	(18)%
     General and administrative expenses are comprised of salaries, legal fees including patent related costs, insurance, consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel costs. General and administrative expenses for the three months and nine months ended September 30, 2009 decreased from the comparable periods in 2008, primarily due to a reduction in headcount and lower consulting fees. In addition, lower property taxes contributed to the decrease in expenses for the nine month period. Note that for the nine months ended September 30, 2008, the Company recorded its share of personal property tax assessments that it received from the County of Alameda. These assessments were for the tax periods from July 2004 to June 2007.
     We expect that our general and administrative expenses will remain relatively constant as compared with the expense level for the three months and nine months ended September 30, 2009.
Restructuring and Asset Impairment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Nine Months
	(in thousands)				($’s in thousands)
Restructuring and asset impairment	$1,638	$19	$1,860	$61	$1,619	8,521%	$1,799	2,949%

     The increase in restructuring and asset impairment expense for the three and nine months ended September 30, 2009 was primarily due to the impairment of AERx production equipment. Management periodically reviews its assets for impairment based on triggering events. During the three months ended September 30, 2009, the Company reviewed its AERx production assets after the termination of the Lung Rx Agreement. These assets became idle after the termination of the Lung Rx Agreement. Additionally, management believes that future prospects for AERx projects are uncertain and concluded that the AERx production assets were impaired. These assets were written-down to their estimated fair value.
Interest income, Interest expense and Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)
	2009	2008	2009	2008	Three Months		Nine Months
	(in thousands)				($’s in thousands)
Interest income	$16	$146	$58	$709	$(130)	(89)%	$(651)	(92)%
Interest expense	(109)	(105)	(318)	(303)	(4)	4%	(15)	(5)%
Other income (expense), net	1	(1)	(3)	(1)	2	(200)%	(2)	200%

Total interest income, interest expense and other income (expense)	$(92)	$40	$(263)	$405	$(132)	(330)%	$(668)	(165)%

     Interest income for the three and nine months ended September 30, 2009 decreased from the comparable period in 2008 due to lower average invested balances as well as significantly lower interest yields earned. During the second half of 2008, interest rates decreased significantly due to the worldwide economic slowdown. Interest expense primarily reflects interest on the $7.5 million promissory note issued to Novo Nordisk in July 2006 with an interest rate of 5%.
Liquidity and Capital Resources
     As of September 30, 2009, we had cash, cash equivalents and short-term investments of $11.7 million, down from $19.1 million at December 31, 2008. The $7.4 million decrease primarily resulted from the use of cash to fund operations, partially offset by the $3.9 million proceeds from the registered direct offering of our common stock.
     Net cash used in operating activities for the nine months ended September 30, 2009 was $11.5 million and primarily resulted from our net loss of $10.4 million and the decrease of deferred revenue of $4.1 million. These uses of cash were partially offset by non-cash expenses for the impairment of AERx assets, depreciation, stock based compensation and facility lease exit expenses. Net cash used by investing activities was $6.1 million during the nine months ended September 30, 2009 and primarily represented the net purchase of short-term investments. Net cash provided by financing activities during the nine months ended September 30, 2009 was $4.0 million which was primarily due to the sale of the Company’s common stock in our February 2009 registered direct offering.
     Net cash used in operating activities in the nine months ended September 30, 2008 was $16.9 million and primarily resulted from our net loss of $17.3 million. Net cash provided by investing activities for the nine months ended September 30, 2008 was $8.1 million and reflected primarily maturities of investments, net of purchases, of $10.5 million, partly offset by the use of $2.5 million to purchase property and equipment.
     As of September 30, 2009, we had an accumulated deficit of $345.1 million and total shareholders’ equity of $2.9 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to enable us meet our obligations through at least the second quarter of 2010. This forward-looking statement is based on our current expectations and is subject to certain risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” above. To the extent that such sources of funds are not sufficient, we may also seek to raise additional capital through public or private equity or from other sources, such as the sale of existing intellectual property to a third party. No assurances can be given that additional capital resources will be available or that, if available, such capital resources would be obtainable on terms satisfactory to us.

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
     The disclosures in this section are not required because the Company qualifies as a smaller reporting company.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Since our inception in 1991, we have focused on developing drug delivery technologies to be partnered with other companies. In May 2006, we transitioned our business focus from development of delivery technologies to the application of our pulmonary drug delivery technologies and expertise to development of novel drug products to treat or prevent respiratory diseases. As part of this transition, we implemented workforce reductions in an effort to reduce our expenses and improve our cash flows. We continue to implement various aspects of our strategy, and we may not be successful in implementing our strategy. Even if we are able to implement the various aspects of our strategy, it may not be successful.
** We will need additional capital, and we may not be able to obtain it.
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at September 30, 2009 and the anticipated Zogenix milestone payment will be sufficient to fund operations at least through the second quarter of 2010. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2009, we have an accumulated deficit of $345.1 million. We have not had any significant product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
•	continue drug product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies;

•	outsource the commercial-scale production of our products; and

•	establish a sales and marketing force to commercialize certain of our proprietary products if these products obtain regulatory approval.
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
     Any delay in, or failure to receive, milestone payments or royalties could also adversely affect our financial position and we may not be able to find another source of cash to continue our operations. For example, Zogenix may not be able to launch SUMAVEL DosePro needle-free delivery system, in which case we may not receive a milestone payment and/or receive royalty payments from Zogenix.
     Further, our future collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our existing or future collaborators, such as the interpretation of terms in our agreements. For example, we currently have a disagreement with United Therapeutics concerning their right to terminate the Lung Rx Agreement and we have requested formal non-binding arbitration of this dispute. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.
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
Regulatory authorities may delay or not approve our product candidates even if the product candidates meet safety and efficacy endpoints in clinical trials or the approvals may be too limited for us to earn sufficient revenues.
     The FDA and other foreign regulatory agencies can delay approval of, or refuse to approve, our product candidates for a variety of reasons, including failure to meet safety and / or efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies that can be long and costly. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.
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
     We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce key components, assemblies and subassemblies in the clinical and commercial manufacturing of our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Enzon Pharmaceuticals, Inc. (“Enzon”) to manufacture liposomal ciprofloxacin and AERx Strip® dosage forms may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with Enzon to manufacture these at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all.

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
     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, Glaxo Smith Kline, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.
If we do not continue to attract and retain key employees, our product development efforts will be delayed and impaired.
     We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management, clinical, regulatory and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, who plays a central role in our strategy shift to a specialty pharmaceutical company, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also currently requires our independent registered public accounting firm, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, to attest to, and report on our internal control over financial reporting. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.
Risks Related to Our Common Stock
Our stock price is likely to remain volatile.
     The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:
•	investor perception of us;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the value of the royalty stream from Zogenix and the likelihood and timing of the launch of the SUMAVEL DosePro products;

•	sales of our stock by certain large institutional shareholders to meet liquidity concerns during the current economic climate or bankruptcy of the institutions holding the shares of investors in our company, resulting in large quantities of our shares being traded at discount prices;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to maintain existing or establish new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital through the sale of securities or non-core assets; and

•	economic and other external factors.
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
     We have adopted a shareholder rights plan, commonly known as a “poison pill.” We have also adopted an executive officer severance plan and entered into change of control agreements, both of which may provide for the payment of benefits to our officers in connection with an acquisition. The provisions of our articles of incorporation, our poison pill, our severance plan and our change of control agreements, and provisions of the California Corporations Code may discourage, delay or prevent another party from acquiring us or reduce the price that a buyer is willing to pay for our common stock.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Item 5.	OTHER INFORMATION
     Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description
10.1	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Igor Gonda

10.2	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Nancy Pecota

10.3	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Jeffery Grimes

10.4	Security Agreement, dated as of July 30, 2009, by and among Igor Gonda, Jeffery Grimes and Nancy Pecota

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Aradigm, AERx, AERx Essence, and AERx Strip are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Igor Gonda

10.2	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Nancy Pecota

10.3	Amended and Restated Change of Control Agreement, dated as of July 30, 2009, by and between Aradigm Corporation and Jeffery Grimes

10.4	Security Agreement, dated as of July 30, 2009, by and among Igor Gonda, Jeffery Grimes and Nancy Pecota

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.