Form 10-K
period 2009-12-31
ARADIGM CORP
filed 2010-03-24
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2009 was: $25,181,543.
     The number of shares of the registrant’s common stock outstanding as of February 28, 2010 was: 102,381,116
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
          This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of December 31, 2009 and the Zogenix milestone payment received in February 2010 and the quarterly royalty payments will be sufficient to enable us to meet our obligations through 2010.
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
          You are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of the filing of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date of the filing of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
PART I
Item 1. Business
Overview
          We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our liposomal formulations for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing, clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate generating any revenues from the sale of our products in the near term. However, we do expect to generate milestone and royalty revenue in 2010 from the Intraject technology platform that we sold to Zogenix in 2006. As of December 31, 2009, we had an accumulated deficit of $348.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk related to our inhaled insulin program, borrowings from Novo Nordisk, the sale of Intraject-related assets and interest earned on investments.
          Over the last four years, our business has focused on opportunities for product development for the treatment of severe respiratory diseases that we could develop and commercialize in the United States or European Union without a partner, or be able to retain co-marketing rights in the United States or European Union for such products. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. When compared to the discovery and development of new chemical entities, we believe that our strategy will allow us to reduce cost, development time and risk of failure. It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or European Union, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. Our lead development candidate in Phase 2 clinical trials is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and bronchiectasis. The same formulation could also potentially be used for the prevention and treatment of bioterrorism agents such as inhaled anthrax, tularemia and plague. In the near term given our current financial resources, our focus will be on completing Phase 2b clinical trials of liposomal ciprofloxacin in bronchiectasis.
          Pulmonary delivery by inhalation is already a widely used and well accepted method of administration of a variety of drugs for the treatment of respiratory diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract which offers a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there still are significant unmet medical needs in the respiratory disease market, both to replace existing therapies that over prolonged use in patients demonstrate reduced efficacy or increased side effects, as well as to provide novel treatments to patient populations and for disease conditions that are inadequately treated.
          In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability and fast absorption as a result of pulmonary delivery that could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. We intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization.
          We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from opportunities in the respiratory disease market as well as other pharmaceutical markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.
Our Strategy
          We have transitioned our business model to a specialty pharmaceutical company focused on development and commercialization of a portfolio of drugs delivered by inhalation for the treatment and prevention of respiratory diseases. We have chosen to focus on respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for better products in the global respiratory market. There are five key elements of our strategy:
•	Develop a proprietary portfolio of products for the treatment of respiratory diseases. We believe our expertise in the development of pulmonary pharmaceutical products should enable us to advance and commercialize respiratory products for a variety of indications. We select for development those product candidates that can benefit from our experience in pulmonary delivery and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products.

•	Accelerate the regulatory approval process. We believe our management team’s expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because our current product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA. Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce or potentially eliminate the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. In addressing niche market opportunities, we have already been granted or intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for seven years as well as regulatory assistance, reduced filing fees and possible tax credits.

•	Develop our own sales and marketing capacity for products in niche markets. It is our longer term strategy to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through product development collaborations. We continue to believe that companies can benefit by collaborating with us when our proprietary delivery technologies create new pharmaceutical and biologics products. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our validated technologies in collaborations with companies and organizations that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

•	Outsource manufacturing activities. We intend to outsource the late stage clinical and commercial scale manufacturing of our products to conserve our capital for product development. We believe that the required late stage clinical and commercial manufacturing capacity can be obtained from contract manufacturers. With this approach, we seek manufacturers whose expertise should allow us to reduce risk and the costs normally incurred if we were to build, operate and maintain large-scale production facilities ourselves.
Proprietary Programs Under Development
     Liposomal Ciprofloxacin
          Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the treatment of a variety of bacterial infections. Today ciprofloxacin is delivered by oral or intravenous administration. We believe that delivering this potent antibiotic directly to the lung may improve its safety and efficacy in the treatment of pulmonary infections. Our novel sustained release formulation of ciprofloxacin provides high and prolonged concentrations of the antibiotic within the infected sputum from the lung while reducing systemic exposure. We believe the latter may reduce the frequency and severity of the side effects seen with currently marketed ciprofloxacin products. To achieve this sustained release, we employ liposomes, which are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage and release the drug gradually upon contact with fluid covering the airways and the lung. In an animal experiment, ciprofloxacin delivered to the lungs of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced significantly higher levels of ciprofloxacin in the lung at all time points and was still detectable at 12 hours post dosing. We also believe that for certain respiratory disease indications it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We have at present under development three disease indications for this formulation that share much of the laboratory and production development efforts, as well as a common safety data base.
     ARD-3100 — Liposomal Ciprofloxacin for the Treatment of Infections in Cystic Fibrosis (CF) Patients
          One of our programs uses our proprietary liposomal formulation of ciprofloxacin for the treatment and control of respiratory infections common to patients with cystic fibrosis, or CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. According to the American Lung Association, the direct medical care costs for an individual with CF are currently estimated to be in excess of $40,000 per year.
          The inhalation route affords direct administration of the drug to the infected part of the lung, maximizing the dose to the affected site and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a lung infection to which CF patients are vulnerable. Currently, there is only one inhaled antibiotic approved for the treatment of this infection which is given twice a day by nebulization. We believe that local lung delivery via inhalation of ciprofloxacin in a sustained release formulation could provide a convenient, effective and safe treatment of the debilitating and often life-threatening lung infections that afflict patients with CF. We think that once a day dosing of inhaled liposomal ciprofloxacin could also be a welcome reduction in the burden of therapy for this patient population. We have received orphan drug designation from the FDA for this product for the management of CF.
          We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in at least one of the major markets such as United States or the European Union.
     Development
          We initiated preclinical studies for liposomal ciprofloxacin in 2006 and we also continued to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. In October 2007, we completed a Phase 1 clinical trial in 20 healthy volunteers in Australia. This was a safety, tolerability and pharmacokinetic study that included single dose escalation followed by dosing for one week. Administration of the liposomal formulation by inhalation was well tolerated and no serious adverse reactions were reported. The pharmacokinetic profile obtained by measurement of blood levels of ciprofloxacin following the inhalation of the liposomal formulation was consistent with the profile from sustained release of ciprofloxacin from liposomes, supporting once daily dosing; the blood levels of ciprofloxacin were much lower than those that would be observed following administration of therapeutic doses of ciprofloxacin by injection or via the gastrointestinal tract. We believe that this is a desirable pharmacokinetic profile likely to result in a reduction of the incidence and severity of systemic side effects of ciprofloxacin and to be less likely to lead to systemic emergence of resistant micro-organisms. Further, we believe that once a day dosing of this product could provide a significant reduction in the burden of therapy for CF patients and their healthcare providers.
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
     ARD-3100 and ARD-3150 — Liposomal Ciprofloxacin for the Treatment of Infections in Non-Cystic Fibrosis Bronchiectasis (BE) Patients
          Bronchiectasis is a chronic condition characterized by abnormal dilatation of the bronchi and bronchioles associated with chronic infection. It is frequently observed in patients with CF. However, it is a condition that affects over 110,000 people without CF in the United States and many more in other countries, and results from a cycle of inflammation, recurrent infection, and bronchial wall damage. There is currently no drug specifically approved for the treatment of non-CF bronchiectasis in the US. We were granted orphan drug designation in the US for the management of this condition with inhaled liposomal ciprofloxacin. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in the United States or another major market such as the European Union. We have been testing two formulations of inhaled liposomal ciprofloxacin (ARD-3100 and ARD-3150) that differ in the proportion of rapidly available and slow release ciprofloxacin.
     Development
          Pre-clinical activities described above for ARD-3100 are also utilized by the ARD-3150 program.
          In December 2008, we completed an open-label, four week treatment study of efficacy, safety and tolerability of once daily inhaled liposomal ciprofloxacin formulation ARD-3100 in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFU, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the Pseudomonas aeruginosa CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.
          With regard to safety, there were no statistically significant changes in lung function for the evaluable patient population at the end of treatment as measured by the normalized forced expiratory volume in one second (FEV1% predicted). Inhaled liposomal ciprofloxacin was well tolerated: no bronchodilator use was mandated or needed before administration of the study drug. In the 3 mL group, respiratory drug-related adverse reactions were only mild. Three serious adverse events were observed in each dose group, with only one of the six classified as possibly drug-related in the 6 mL group. This particular patient suffered from a recurrent episode of a viral infection (shingles) early in the treatment period that might have been a confounding factor leading ultimately to a respiratory exacerbation requiring hospitalization.
          In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 6-month, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 40 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial is being conducted in Australia and New Zealand. Following a 14 day screening period, the patients will be treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence will be repeated three times. The primary endpoint is defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units – CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group will be performed and secondary efficacy endpoints will include long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations, and changes in spirometry and in quality of life measurements.
          ORBIT-2 will explore whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits. We expect that the 6-month study will also generate valuable data on the long term impact of once daily inhaled ciprofloxacin in patients with severe bronchiectasis.
          In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial, an international, randomized, double-blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin with the ARD-3100 formulation in patients with BE under a U.S. IND. The ORBIT-1 trial will randomize 96 patients, who will receive for four weeks, either one of two different once-daily inhaled doses (100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively) or once-daily inhaled placebo. The primary efficacy endpoint will be the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety.
          The results from each of these trials, expected in the second half of 2010, will produce an extensive data base of information from which we hope to select the optimum product and the most appropriate endpoints to test in Phase 3. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system for each of these Phase 2b trials.
          The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our inhalation anthrax program discussed below. We believe our inhaled liposomal ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in asthma and severe COPD patients.
          We intend to finalize development plans and budgets for the CF and BE programs in conjunction with discussions with the FDA. We are seeking partnerships for these programs in order to reduce the overall cost to us of development and to bring additional expertise for the global development and commercialization of inhaled liposomal ciprofloxacin for multiple indications.
     ARD-1100 — Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax
          The third of our liposomal ciprofloxacin programs is for the prevention and treatment of pulmonary anthrax infections. Anthrax spores are naturally occurring in soil throughout the world. Anthrax infections are most commonly acquired through skin contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and then germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax and other types of inhaled bacterial (e.g. tularemia and plague) bioterror agents represents a real and current threat.

          Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. Our ARD-1100 research and development program received funding from the Defence Research and Development Canada, or DRDC, a division of the Canadian Department of National Defence. We believe that our product candidate may be able to deliver a long-acting formulation of ciprofloxacin directly into the lung and could potentially have fewer side effects and be more effective to prevent and treat inhalation anthrax and other inhaled bacterial bioterrorism agents than currently available therapies.
     Development
          We began our research into liposomal ciprofloxacin for the treatment of inhalation anthrax under a technology demonstration program funded by the DRDC as part of their interest in developing products to counter bioterrorism. The DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis, a potential bioterrorism agent similar to anthrax. Mice were exposed to a lethal dose of Francisella tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection. The DRDC has provided funding for our development efforts to date and additional development of this program is dependent on negotiating for and obtaining additional funding from DRDC or other collaborators or sources of funding. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in treating inhalation anthrax and possibly tularemia and plague.
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
     Smoking Cessation Therapy
     ARD-1600 (Nicotine) Tobacco Smoking Cessation Therapy
          According to the National Center for Health Statistics (“NCHS”), 21% of the U.S. population age 18 and above currently smoke cigarettes. The World Health Organization’s (“WHO”) recent report states that tobacco smoking is the single most preventable cause of death in the world today. Already tobacco kills more than five million people per year — more than tuberculosis, HIV/AIDS and malaria combined. The WHO warns that by 2030, the death toll could exceed eight million a year. Unless urgent action is taken, tobacco could kill one billion people during this century. According to the National Institute on Drug Abuse, more than $75 billion of total U.S. healthcare costs each year is attributable directly to smoking. However, this cost is well below the total cost to society because it does not include burn care from smoking-related fires, perinatal care for low birth-weight infants of mothers who smoke, and medical care costs associated with disease caused by secondhand smoke. In addition to healthcare costs, the costs of lost productivity due to smoking effects are estimated at $82 billion per year, bringing a conservative estimate of the economic burden of smoking to more than $150 billion per year.
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
  Other Potential Applications
     We have demonstrated in human clinical trials to date effective deposition and, where required, systemic absorption of a wide variety of drugs, including small molecules, peptides and proteins, using our AERx delivery system. In particular, Aradigm and its former collaboration partner Novo Nordisk generated a substantial amount of preclinical and clinical data on the delivery of insulin using the AERx inhaler for the treatment of Type I and Type II diabetes. In October 2008, Novo Nordisk transferred to us, at no charge, a portfolio of inhaled insulin related patents pursuant to a license agreement between us and Novo that was terminated in May 2008. The portfolio includes both U.S. and foreign patents. In addition to the patent portfolio, Novo transferred to us a significant preclinical safety database that was developed during the Aradigm/Novo Nordisk collaboration, the rights to a miniaturized second-generation AERx electronic insulin inhaler and data from Novo’s inhaled insulin clinical program, which included nine Phase 3 trials in Type 1 and Type 2 diabetes patients. We continue to maintain the intellectual property portfolio related to inhaled insulin and seek to license or sell this asset.
     We are regularly examining our previously conducted preclinical and clinical programs to identify product candidates that may be suitable for further development consistent with our current business strategy. We previously demonstrated the feasibility of delivering a variety of small molecules, peptides, oligonucleotides, proteins and gene therapies via our proprietary AERx delivery system but we have not been able to continue their development due to a variety of reasons, most notably the lack of funding provided from collaborators. We seek to identify partners who may wish to license or buy these assets, in order to raise non-dilutive capital from these non-core assets.
Zogenix DosePro Technology
     In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). In conjunction with the sale, we received a $4 million initial payment from Zogenix, with an additional milestone payment of $4 million and royalty payments payable upon any commercialization of products in the U.S. and other countries, including the European Union, developed and sold using the DosePro technology.
     In December 2007, Zogenix submitted a New Drug Application, or NDA, with the U.S. FDA for the migraine drug sumatriptan using the needle-free injector DosePro, branded as SUMAVEL* DosePro. The NDA was accepted for filing by the FDA in March 2008. Also in March 2008, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
     In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. In August 2009, Zogenix and Astellas Pharma US, Inc. entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. Under the announced terms of the agreement, Zogenix and Astellas will collaborate on the promotion and marketing of SUMAVEL DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.
     In October 2009, Zogenix and Desitin announced that Desitin has filed for European regulatory approval of SUMAVEL DosePro needle-free delivery system following the successful completion of a European pivotal bioequivalence trial. We will be entitled to receive royalty payments upon the commercialization of SUMAVEL DosePro in the European Union.
     On January 13, 2010, Zogenix and Astellas announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we will earn quarterly royalty payments on all SUMAVEL DosePro sales beginning with the quarter ended March 31, 2010.
Pulmonary Drug Delivery Background
     Pulmonary delivery describes the delivery of drugs by inhalation and is a common method of treatment of many respiratory diseases, including asthma, chronic bronchitis, cystic fibrosis and bronchiectasis. The current global market for inhalation products includes delivery through metered-dose inhalers, dry powder inhalers and nebulizers. The advantage of inhalation delivery for the diagnosis, prevention and treatment of lung disease is that the active agent is delivered in high concentration directly to the desired targets in the respiratory tract while keeping the body’s exposure to the rest of the drug, and resulting side effects, at a minimum. Over the last two decades, there has also been increased interest in the use of the inhalation route for systemic delivery of drugs throughout the body, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable.
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
     The various forms of our AERx technology have been extensively tested in the laboratory and in over 50 human clinical trials with 19 different small molecules, peptides and proteins. We also conducted two human clinical trials (with treprostinil and with nicotine) with the latest version of our inhalation technology, the AERx Essence® system. This system retains the key features of breath control and aerosol quality of the previous generations of the AERx technology, but the patient is provided with a much smaller, palm-sized device. The device is easy to use and maintain and it does not require any batteries or external electrical power.
     In June 2009, we received a notice from United Therapeutics Corporation, on behalf of their wholly-owned subsidiary Lung Rx, Inc., seeking to terminate the Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”), which was a collaboration agreement to develop and commercialize inhaled treprostinil using our AERx Essence technology for the treatment of pulmonary arterial hypertension and other potential therapeutic indications. Shortly thereafter, we suspended all development of the AERx delivery system and terminated all employees solely dedicated to working on this technology. In addition, we reviewed AERx production fixed assets for impairment and recorded a $1.6 million impairment charge during the quarter ended September 30, 2009. While the development of our AERx product candidate is currently dormant, we believe that we could restart the development effort if sufficient funding or a collaboration is secured. We seek to identify partners who may wish to license or buy this asset in order to raise non-dilutive capital.
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
Intellectual Property and Other Proprietary Rights
     Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. As of February 28, 2010, we had 97 issued United States patents, with 36 additional United States patent applications pending. In addition, we had 102 issued foreign patents and additional 78 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents, including fundamental patents directed toward our proprietary AERx delivery technology, expire between 2013 and 2023. For certain of our formulation technologies we have in-licensed some technology and will seek to supplement such intellectual property rights with complementary proprietary processes, methods and formulation technologies, including through patent applications and trade secret protection. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.
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
     Examples of competitive therapies include:
•	ARD-3100 and ARD-3150. There is no product approved in the United States specifically for the treatment of bronchiectasis. Currently marketed inhaled antibiotics for the management of infections associated with cystic fibrosis are TOBI* marketed by Novartis and Cayston* marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF and non-CF BE include dry powder tobramycin under development by Novartis, dry powder ciprofloxacin by Bayer, liposomal amikacin by Transave, levofloxacin by Mpex Pharmaceuticals and liposomal tobramycin by Axentis. Bayer was granted orphan drug designation in the U.S. and in the European Union for their inhaled ciprofloxacin product in development for the treatment of infections associated with cystic fibrosis.
     Several of these products have substantial current sales and long histories of effective and safe use. In addition, we believe there are a number of additional drug candidates in various stages of development that, if approved, could compete with any future products we may develop. Moreover, one or more of our competitors that have developed or are developing pulmonary drug delivery technologies, such as Alkermes, MAP, Mannkind or Alexza Pharmaceuticals, or other competitors with alternative drug delivery methods, may negatively impact our potential competitive position.
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
     If we fail to comply with the FDCA or FDA regulations, we and our products could be subject to regulatory actions. These may include delay in approval or refusal by the FDA to approve pending applications, injunctions ordering us to stop sale of any products we develop, seizure of our products, warning letters, imposition of civil penalties or other monetary payments, criminal prosecution, and recall of our products. Any such events would harm our reputation and our results of operations.
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
     In July 2009, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of non-cystic fibrosis bronchiectasis.
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
     In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 6-month, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin (ARD-3150) in 40 adult patients with non-cystic fibrosis bronchiectasis.
     In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial, an international, randomized, double-blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin (ARD-3100) in 96 patients with non-cystic fibrosis bronchiectasis under a U.S. IND.
     Phase 1, Phase 2, or Phase 3 clinical trials may not be completed successfully within any specified period of time, if at all. Further, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.
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
     If regulatory approval of a product is granted, such approval will usually entail limitations on the indicated uses for which the product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory requirements and conditions of approvals are not maintained, if GMP compliance is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.
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
     In addition, both before and after approval is sought, we are required to comply with a number of FDA requirements. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain limitations and other requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to continuing GMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with continuing GMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.
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
     Foreign regulatory authorities may also provide for orphan drug designations in countries outside the United States. For example, under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency (EMEA) in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant.
     In August 2009, the EMEA granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate for the treatment of lung infections associated with cystic fibrosis.
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

Employees
     As of December 31, 2009, we had fifteen employees. Ten employees are involved in research and development and product development and five employees are involved in finance and administration. Five employees have advanced scientific degrees.
     Our employees are not represented by any collective bargaining agreement.
     We also utilize an international network of consultants and contractors, such as clinical research organizations (CROs), clinical manufacturing organizations (CMOs) and various specialists in areas, such as regulatory affairs and business and corporate development.
Corporate History and Website Information
     We were incorporated in California in 1991. Our principal executive offices are located at 3929 Point Eden Way, Hayward, California 94545, and our main telephone number is (510) 265-9000. Investors can obtain access to this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.aradigm.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission or SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of our other filings with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Executive Officers and Directors
     Our directors and executive officers and their ages as of February 28, 2010 are as follows:

Name	Age	Position
Igor Gonda, Ph.D.	62	President, Chief Executive Officer and Director
Nancy E. Pecota	50	Vice President, Finance and Chief Financial Officer
D. Jeffery Grimes	46	Vice President, Legal Affairs, General Counsel
Frank H. Barker(1)(2)(3)	79	Director
John M. Siebert, Ph.D.(1)(2)(3)	69	Director
Virgil D. Thompson(1)(2)(3)	70	Chairman of the Board and Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.
     Igor Gonda, Ph.D. has served as our President and Chief Executive Officer since August 2006 and as a director since September 2001. From December 2001 to August 2006, Dr. Gonda was the Chief Executive Officer and Managing Director of Acrux Limited, a publicly traded specialty pharmaceutical company located in Melbourne, Australia. From July 2001 to December 2001, Dr. Gonda was our Chief Scientific Officer and, from October 1995 to July 2001, was our Vice President, Research and Development. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc. His key responsibilities at Genentech were the development of the inhalation delivery of rhDNase (Pulmozyme) for the treatment of cystic fibrosis and non-parenteral methods of delivery of biologics. Prior to that, Dr. Gonda held academic positions at the University of Aston in Birmingham, United Kingdom, and the University of Sydney, Australia. Dr. Gonda holds a B.Sc. in Chemistry and a Ph.D. in Physical Chemistry from Leeds University, United Kingdom. Dr. Gonda was the Chairman of our Scientific Advisory Board until August 2006.
     Nancy E. Pecota has served as our Vice President, Finance and Chief Financial Officer since September 2008. From October 2005 to July 2008, Ms. Pecota was the Chief Financial Officer for NuGEN Technologies, Inc., a privately held life sciences tools company. From August 2003 to September 2005, Ms. Pecota was a consultant for early to mid-stage biopharmaceutical companies assisting them in developing fundable business models and assessing and improving internal financial preparation and reporting processes. From March 2001 to April 2003, she was Vice President, Finance and Administration at Signature BioScience, Inc., a privately held biopharmaceutical company. Prior to that, she was Director, Finance and Accounting for ACLARA BioSciences, Inc., a publicly traded biotechnology company. Ms. Pecota holds a B.S. in Economics from San Jose State University.
     D. Jeffery Grimes has served as our Vice President, Legal Affairs, General Counsel and Secretary since June 2007. From May 2005 to June 2007, Mr. Grimes was an attorney in the Trademark & Brands department at Intel. From May 2002 to January 2005, Mr. Grimes was Assistant General Counsel at Connetics Corporation, a publicly-traded specialty pharmaceutical company focused on dermatology. From February 2000 to April, 2002, he was Vice President, Corporate Counsel & Secretary of GN ReSound, Inc. and Beltone Electronics Corporation, both subsidiaries of a Danish-based multinational leading medical device company for hearing devices. Prior to becoming in-house counsel, Mr. Grimes was a commercial litigator for seven years. Mr. Grimes holds J.D./M.B.A. degrees and a B.S. in Finance from University of Colorado, Boulder. Mr. Grimes is a member of the Biotechnology Industry Organization — General Counsel Committee.
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
     Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since July 2009, Mr. Thompson has been Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director and chairman of the board of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and a director of Savient Pharmaceuticals.

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
  We will need additional capital, and we may not be able to obtain it on a timely basis or at all.
     We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment resulting from the worldwide economic upheaval and recession. Our operations to date have consumed substantial amounts of cash and have generated no significant product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:
•	our progress in the application of our delivery and formulation technologies, which may require further refinement of these technologies;
•	the number of product development programs we pursue and the pace of each program;
•	our progress with formulation development;
•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;
•	the time and costs associated with seeking regulatory approvals;
•	our ability to outsource the manufacture of our product candidates and the costs of doing so;
•	the time and costs associated with establishing in-house resources to market and sell certain of our products;
•	our ability to establish collaborative arrangements with others and the terms of those arrangements;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims, and
•	our need to acquire licenses, or other rights for our product candidates.
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at December 31, 2009 plus the Zogenix royalty milestone payment received in February 2010 and the quarterly Zogenix royalty payments will be sufficient to fund operations at least through 2010. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2009, we have an accumulated deficit of $348.4 million. We have not had any significant product sales and do not anticipate receiving any revenues from product sales for at least the next few years, if ever, with the exception of the milestone and royalty revenue from Zogenix. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
We are dependent upon Zogenix and its partners to successfully market and sell the SUMAVEL DosePro needle-free delivery system in order to realize value from this asset.
     We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. Any delay in, or failure to receive royalties could adversely affect our financial position and we may not be able to find another source of cash to continue our operations.
The results of later stage clinical trials of our product candidates may not be as favorable as earlier trials and that could result in additional costs and delay or prevent commercialization of our products.
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our Phase 2a clinical trials with inhaled liposomal ciprofloxacin showed promising initial efficacy and safety results both in patients with cystic fibrosis and non-cystic fibrosis bronchiectasis, there is no guarantee that the current Phase 2b program or longer term preclinical and clinical studies and studies in larger patient populations will confirm these results or that we will satisfy all efficacy and safety endpoints required by the regulatory authorities for these and other indications.
If our clinical trials are delayed because of patient enrollment or other problems, we would incur additional costs and postpone the potential receipt of revenues.
     Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.

We are subject to extensive regulation, including the requirement of approval before any of our product candidates can be marketed. We may not obtain regulatory approval for our product candidates on a timely basis, or at all.
          We and our products are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local government agencies. Both before and after regulatory approval, the development, testing, manufacture, quality control, labeling, storage, approval, advertising, promotion, sale, distribution and export of our potential products are subject to regulation. Pharmaceutical products that are marketed abroad are also subject to regulation by foreign governments. Our products cannot be marketed in the United States without FDA approval. The process for obtaining FDA approval for drug products is generally lengthy, expensive and uncertain. To date, we have not sought or received approval from the FDA or any corresponding foreign authority for any of our product candidates.
          Even though we intend to apply for approval of most of our products in the United States under Section 505(b)(2) of the United States Food, Drug and Cosmetic Act, which applies to reformulations of approved drugs and which may require smaller and shorter safety and efficacy testing than that for entirely new drugs, the approval process will still be costly, time-consuming and uncertain. We may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.
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
          Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements and established requirements applicable to drug samples. We and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s Good Manufacturing Practices, or GMP, requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.
Because our proprietary liposomal ciprofloxacin programs rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.
          The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.
          In August 2009, the European Medicines Agency (“EMEA”) granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or EMEA for a given indication, we may not be able to access the target market in the United States and/or the European Union, which would adversely affect our ability to earn revenues.
We have very limited manufacturing capacity in the company and depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.
We have very limited capacity to manufacture in-house. For most of our preclinical and clinical supplies we use contract manufacturers to produce the formulations, key components, assemblies and subassemblies required for our product candidates. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Enzon Pharmaceuticals, Inc. (“Enzon”) may be terminated for unforeseen reasons. In addition, Enzon recently announced the sale its specialty pharmaceuticals division, including their contract manufacturing operation, to an Italian pharmaceutical company, sigma-tau Group. There may be a significant delay before we find an acceptable alternative contract manufacturer if our arrangement with Enzon (now, sigma-tau Group) was to end.
          We may decide to invest in additional clinical manufacturing facilities in order to internally produce critical components of our product candidates and to handle critical aspects of the production process. If we decide to produce components of any of our product candidates in-house, rather than use contract manufacturers, it will be costly and we may not be able to do so in a timely or cost-effective manner or in compliance with regulatory requirements.
          With respect to some of our product candidates targeted at large markets, such as the ARD-1600 (Nicotine) Tobacco Smoking Cessation Therapy, either our future collaborators or we will have to invest significant amounts to provide for the high-volume manufacturing required to take advantage of these product markets, and much of this spending may occur before a product is approved by the FDA for commercialization. Any such effort will entail many significant risks. For example, the design requirements of our products may make it too costly or otherwise unfeasible for us to develop them at a commercial scale, or manufacturing and quality control problems may arise as we attempt to expand production. Failure to address these issues could delay or prevent late-stage clinical testing and commercialization of any products that may receive FDA approval.
          Further, we and our contract manufacturers are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.
Our dependence on future collaborators and other contracting parties may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.
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
          Further, our future collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our existing or future collaborators, such as the interpretation of terms in our agreements. For example, we currently have a disagreement with United Therapeutics concerning its right to terminate the Lung Rx Agreement, and we are currently in arbitration with Lung Rx regarding this disagreement. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor
          Even with respect to certain other programs that we intend to commercialize ourselves, we may enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing and marketing our product candidates or products. In addition, our ability to apply our proprietary technologies to develop proprietary drugs will depend on our ability to establish and maintain licensing arrangements or other collaborative arrangements with the holders of proprietary rights to such drugs. We may not be able to establish such arrangements on favorable terms or at all, and our existing or future collaborative arrangements may not be successful.
We rely on a small number of vendors and contract manufacturers to supply us with specialized equipment, tools and components; if they do not perform as we need them to, we will not be able to develop or commercialize products.
          We rely on a small number of vendors and contract manufacturers to supply us with specialized equipment, tools and components for use in development and manufacturing processes. These vendors may not continue to supply such specialized equipment, tools and components, and we may not be able to find alternative sources for such specialized equipment and tools. Any inability to acquire or any delay in our ability to acquire necessary equipment, tools and components would increase our expenses and could delay or prevent our development of products.
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
If any products that we may develop do not attain adequate market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.
          Even if we successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications, and many of these alternative products will be more established than ours. For our products to be commercially viable we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patients that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:
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

          Our product revenues will be adversely affected if, due to these or other factors, the products we are able to commercialize do not gain significant market acceptance.
We depend upon our proprietary technologies, and we may not be able to protect our potential competitive proprietary advantage.
          Our business and competitive position is dependent upon our ability to protect our proprietary technologies related to various aspects of pulmonary drug delivery and drug formulation. While our intellectual property rights may not provide a significant commercial advantage for us, our patents and know-how are intended to provide protection for important aspects of our technology, including certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we are maintaining as non-patented trade secrets some of the key elements of our manufacturing technologies.
          Our ability to compete effectively will also depend to a significant extent on our ability to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire and provide only a short period of protection, if any, following commercialization of products.
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
          We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, Glaxo Smith Kline, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.
If we do not continue to attract and retain key employees, our product development efforts will be delayed and impaired.
          We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management, clinical, regulatory and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.
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
          If we market any approved products in foreign countries, we will be subject to different laws, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.

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
          The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

•	investor perception of us;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the value of the royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders to meet liquidity concerns during the current economic climate or bankruptcy of the institutions holding the shares of investors in our company, resulting in large quantities of our shares being traded at discount prices;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to establish new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital through the sale of securities (including debt securities) or non-core assets; and

•	economic and other external factors.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          As of December 31, 2009, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel’). The sublease with Mendel is for 48,000 square feet and expires concurrently with our lease. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. Mendel may terminate the sublease early on September 1, 2012 for a termination fee of $225,000. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 9 to the audited financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.
Item 3. Legal Proceedings
Arbitration Proceedings against Lung Rx, Inc.
          On June 1, 2009, we received a written notice from United Therapeutics Corporation (“United”) terminating the Exclusive License, Development and Commercialization Agreement, dated August 30, 2007 (the “Lung Rx Agreement”), between us and Lung Rx, Inc., a wholly-owned subsidiary of United (“Lung Rx”), effective July 1, 2009. Lung Rx did not assert the existence of any technical problems with our AERx technology or any safety or efficacy concerns.
          We believe that Lung Rx was not entitled to terminate the Lung Rx Agreement. Accordingly, on September 14, 2009, we commenced arbitration proceedings against Lung Rx before the American Arbitration Association, alleging breach by Lung Rx of the Lung Rx Agreement and seeking a license fee, milestone payments, royalties, development costs and expenses, and attorneys’ fees from Lung Rx. The arbitration is in the early stages.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Since December 21, 2006, our common stock has been quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter, under the symbol “ARDM”. Between June 20, 1996 and May 1, 2006 our common stock was listed on the Nasdaq Global Market (formerly the Nasdaq National Market). Between May 2, 2006 and November 9, 2006, our common stock was listed on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market). As of November 9, 2006, we were delisted from the Nasdaq Capital Market. Between November 10, 2006 and December 20, 2006, our common stock was quoted on the Pink Sheets.
          The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
2008
First Quarter	$1.58	$1.11
Second Quarter	1.09	0.62
Third Quarter	0.80	0.39
Fourth Quarter	0.40	0.20

2009
First Quarter	$0.29	$0.07
Second Quarter	0.34	0.10
Third Quarter	0.28	0.17
Fourth Quarter	0.20	0.14
          As of February 28, 2010, there were approximately 112 holders of record of our common stock.
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
Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Annual Report on Form 10-K.
     We derive the selected financial data for 2009 and 2008 from our audited financial statements and notes contained in this Annual Report on Form 10-K. The selected data for 2007, 2006 and 2005 was derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except share data)
Statements of operations data:
Contract revenues	$4,883	$251	$961	$4,814	$10,507
Total operating expenses	18,310	23,257	27,353	38,918	41,069
Loss from operations	(13,427)	(23,006)	(26,392)	(34,104)	(30,562)
Gain on sale of patent and royalty interest to related party	—	—	—	20,000	—
Net interest income (expense)	(356)	373	2,180	1,054	1,311
Net loss	(13,772)	(22,608)	(24,201)	(13,027)	(29,215)
Basic and diluted net loss per share	(0.15)	(0.42)	(0.48)	(0.89)	(2.01)

Shares used in computing basic and diluted net loss per share	92,348	54,162	50,721	14,642	14,513

	As of December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$9,131	$19,140	$40,510	$27,514	$27,694
Working capital	7,411	17,313	36,594	25,405	21,087
Total assets	11,965	25,519	45,813	32,226	39,497
Note payable and accrued interest to former related party	8,896	8,472	8,071	7,686	—
Convertible preferred stock	—	—	—	23,669	23,669
Accumulated deficit	(348,446)	(334,674)	(312,066)	(287,865)	(274,838)
Total shareholders’ equity (deficit)	(173)	8,756	30,299	(3,947)	7,171
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The discussion below contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in the discussion below, other than statements that are purely historical, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in our other filings with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.
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
Overview
          We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we expand product development efforts, preclinical testing, clinical trial activities, and possible sales and marketing efforts, and as we secure production capabilities from outside contract manufacturers. To date, we have not had any significant product sales and do not anticipate receiving any revenues from the sale of our products in the near term. However, we do expect to generate milestone and royalty revenue in 2010 from the Intraject technology platform that we sold to Zogenix in 2006. As of December 31, 2009, we had an accumulated deficit of $348.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license, milestone and development payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk related to our inhaled insulin program, borrowings from Novo Nordisk, the sale of Intraject-related assets and interest earned on investments.

          Over the last four years, our business has focused on opportunities for product development for the treatment of severe respiratory diseases that we could develop and commercialize in the United States or European Union without a partner, or be able to retain co-marketing rights in the United States or European Union for such products. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or European Union, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In the near term given our current financial resources, our focus will be on completing Phase 2b clinical trials of liposomal ciprofloxacin in bronchiectasis.
          Currently, our lead development candidate is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and non-cystic fibrosis bronchiectasis. We received orphan drug designations for both of these indications in the U.S and for cystic fibrosis in the European Union . We reported the results of two successful Phase 2a trials with this product candidate in cystic fibrosis (“CF’) and non-cystic fibrosis bronchiectasis, respectively.
          In June 2008, we completed an open label, multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once daily dosing of 6 mL of inhaled liposomal ciprofloxacin (ARD-3100). The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (“CFU”), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log against baseline over the 14-day treatment period (p_0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (“FEV1”) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04).
          In December 2008, we completed an open-label, four week treatment study with once daily inhaled liposomal ciprofloxacin (ARD-3100) in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum of Pseudomonas aeruginosa CFUs, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.
          In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 6-month, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin (ARD-3150) in 40 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial is being conducted in Australia and New Zealand. Following a 14 day screening period, the patients will be treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence will be repeated three times. The primary endpoint is defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group will be performed and secondary efficacy endpoints will include long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations, and changes in spirometry and in quality of life measurements.
          The study will explore whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits. We expect the 6-month study will also generate valuable data on the long term impact of once daily inhaled ciprofloxacin in patients with severe bronchiectasis.
          In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial, an international, randomized, double-blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin (ARD-3100) in patients with BE under a U.S. IND. The ORBIT-1 trial will randomize 96 patients, who will receive for four weeks, either one of two different once-daily inhaled doses (100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively) or once-daily inhaled placebo. The primary efficacy endpoint will be the change from baseline in sputum Pseudomonas aeruginosa colony forming units

(CFUs). Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety.
          The results from each of these trials, expected in the second half of 2010, will produce an extensive data base of information from which we hope to select the optimum product and the most appropriate endpoints to test in Phase 3. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via widely used and approved nebulizers for each of these Phase 2b trials.
          In August 2009, the European Medicines Agency (“EMEA”) granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the EMEA in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant. We had previously been granted orphan drug designations by the U.S. Food and Drug Administration for inhaled liposomal ciprofloxacin for the management of CF and for non-cystic fibrosis bronchiectasis.
          On June 1, 2009, we received a written notice from United Therapeutics Corporation, on behalf of its wholly-owned subsidiary Lung Rx, Inc., seeking to terminate our collaboration agreement (the “Lung Rx Agreement”) effective July 1, 2009. Lung Rx did not assert the existence of any technical problems with our AERx technology or any safety or efficacy concerns. We believe that Lung Rx was not entitled to terminate the Lung Rx Agreement and, per the terms of the Lung Rx Agreement, we have requested formal non-binding arbitration of this dispute. There is no assurance that the non-binding arbitration will result in a favorable outcome for us. We discontinued all business activities that we were undertaking to support the collaboration and eliminated the positions of personnel who were devoting all or substantially all of their time to supporting the collaboration. In addition, we reviewed all AERx technology production assets for impairment. During the quarter ended September 30, 2009, we recorded an impairment charge of $1.6 million. The charge represented management’s estimate of the excess of the net book value of the assets less the expected future cash flows. Our Research and Development depreciation expense was immediately reduced by $0.5 million (on an annualized basis) as a result of the impairment. In addition, we recognized all of the previously deferred revenue from the Lung Rx Agreement.
          On July 16, 2009, Zogenix, Inc. announced that it was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On August 3, 2009, Zogenix and Astellas Pharma US, Inc. (“Astellas”) announced that they had entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. SUMAVEL DosePro became commercially available in January 2010. Under the announced terms of the agreement, Zogenix and Astellas will collaborate on the promotion and marketing of SUMAVEL DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.
          We received a $4 million milestone payment in February 2010 upon the first commercial sale of SUMAVEL DosePro. In addition, we will be entitled to quarterly royalty payments from Zogenix beginning with the quarter ending March 31, 2010. Our royalty payments will be based on sales of the DosePro product with payment due 60 days after the end of each calendar quarter.
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
     Revenue Recognition
          Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB 104”) and Accounting Standards Codification (“ASC”) 605-25, Revenue Arrangements-Multiple Element

Arrangements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.
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
          Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting. Under the Lung Rx Agreement, we were obligated to provide multiple deliverables including the transfer of AERx technology and any future improvements thereto during the term of the Lung Rx Agreement and participation on a product steering committee during the term of the Lung Rx Agreement. Thus, all of the deliverables under the Lung Rx Agreement were treated as a single unit of accounting under ASC 605-25 since the fair value of the undelivered performance obligations associated with these activities could not be objectively determined and the activities were not economically independent of each other. Revenue continued to be deferred under the Lung Rx agreement until the quarter ended September 30, 2009 when all revenue was recognized as we no longer had any performance obligations under the agreement due to our determination that the likelihood of future collaborations with Lung Rx was remote.
          Royalty revenue will be earned under the terms of the asset sale agreement with Zogenix. We will recognize revenue when the amounts under this agreement can be determined and when collectability is probable. We have no performance obligations under this agreement. We anticipate recognizing revenue from quarterly royalty payments one quarter in arrears since we believe that we will not be able to determine quarterly royalty earnings until we receive our royalty statements and payments from Zogenix.
     Impairment of Long-Lived Assets
          In accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant & equipment — Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.
     Accounting for Costs Associated with Exit or Disposal Activities
          In accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to ASC 420, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the risk-free interest rate that was used to measure the liability initially. We recorded losses under this standard for the Mendel sublease in 2007 and for the sublease of additional space in 2009 since the sublease rate was less than the rental rate that we are paying.
     Research and Development
          Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses. Research and development expenses that are reimbursed under collaborative and government grants approximate the revenue recognized under such agreements. We expense research and development costs as incurred.
     Income Taxes
          We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, we evaluate our tax positions to ensure that a minimum recognition threshold is met before we recognize the tax position in the financial statements. The aforementioned differences result in deferred tax assets and liabilities, which are included in our balance sheets.
          We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2009 and 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
     Stock Based Compensation
          We account for stock-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of stock based payment awards on the date of the grant using an option pricing model.
          We recorded $873,000 and $877,000 of stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively. Stock-based compensation expense is recorded to research and development and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.
          We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use a lattice model to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock based compensation, see Note 10 to the audited financial statements included in this Annual Report on Form 10-K.
     Recent Accounting Pronouncements
          See Note 1 to the audited financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements.
Results of Operations
     Years Ended December 31, 2009 and 2008
     Revenue

	Years Ended
	December 31,
	2009	2008	Increase
	(In thousands)
Contract revenue	$4,883	$251	$4,632	1,845%
Revenue increased over the prior year primarily due to the recognition of all previously deferred amounts under the Lung Rx Agreement. We recognized the Lung Rx Agreement revenue after receipt of a notice from United Therapeutics that terminated the Lung Rx Agreement and the subsequent evaluation that further collaboration with Lung Rx was remote.
     Research and Development Expenses

	Years Ended
	December 31,
	2009	2008	Decrease
	(In thousands)
Research and development expenses:
Collaborative	$1,362	$2,111	$(749)	(35)%
Self-initiated	10,044	14,388	(4,344)	(30)%

Total research and development expenses	$11,406	$16,499	$(5,093)	(31)%

          Research and development expenses represent proprietary research expenses and costs related to contract research revenue, including salaries, payments to contract manufacturers and contract research organizations, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, and depreciation. Overall, the decrease in research and development expenses was consistent with our ongoing expense reduction efforts including reductions in headcount and other operating expenses such as technology development.
          The $0.7 million decrease in collaborative program expenses in 2009 as compared with 2008, was primarily due to the suspension of Lung Rx-related development activities during the year. After the suspension of this project, we did not have any collaborative research arrangements. The $4.3 million decrease in research and development expense for self-initiated program expenses was primarily due to lower headcount, lower consulting expense and lower licensed technology expense. Total direct costs of our clinical trials remained relatively constant between the two years. Note that direct clinical expenses are expected to increase in the first half of 2010 as we conduct our Phase 2b trials.
     General and Administrative Expenses

	Years Ended
	December 31,
	2009	2008	Decrease
	(In thousands)
General and administrative expenses	$5,030	$6,679	$(1,649)	(25)%
          General and administrative expenses are comprised of salaries, legal fees including patent related costs, insurance, marketing research, contractor and consultant fees, stock-based compensation expense and other support costs including facilities, depreciation and travel. General and administrative expenses decreased from 2008 primarily due to a lower headcount, lower consulting fees, lower property taxes and lower marketing expenses. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.
     Restructuring and Asset Impairment

	Years Ended
	December 31,
	2009	2008	Increase
	(In thousands)
Restructuring and asset impairment expenses	$1,874	$79	$1,795	2,272%
          Restructuring and impairment expenses in 2009 represent the impairment of the AERx production-related fixed assets, additional lease exit expenses related to the sublease of additional space to Mendel and the recurring accretion expense associated with the 2007 facility lease exit obligation. The significant increase of restructuring and impairment expenses was primarily due to the impairment of AERx technology fixed assets of $1.6 million.
     Interest Income, Interest Expense and Other Income (Expense)

	Years Ended
	December 31,
	2009	2008	Decrease
	(In thousands)
Interest income, interest expense and other income (expense):
Interest income	$72	$781	$(709)	(91)%
Interest expense	(428)	(408)	(20)	(5)%
Other income (expense)	(4)	—	(4)	—

Total interest income, interest expense and other income (expense)	$(360)	$373	$(733)

          Interest income in 2009 decreased from 2008 due to lower average invested balances and significantly lower effective interest rates earned. Substantially all of the interest expense for 2009 and 2008 relates to the Promissory Note from Novo Nordisk. See Note 8 to the audited financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
          As of December 31, 2009, we had cash, cash equivalents and short-term investments of $9.1 million and total working capital of $7.4 million. Our principal requirements for cash are to fund operations, clinical trials and research activities. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities.
          Net cash used in operating activities in 2009 was $14.1 million reflecting our net loss of $13.8 million. Net cash used in operating activities was more than our net loss due to the significant decrease in deferred revenue, partially offset by recurring non-cash expenses for depreciation and stock based compensation and a non-cash non-recurring expense for the impairment of AERx technology assets. The decrease in deferred revenue was due to the recognition of revenue under the Lung Rx Agreement. In 2008, net cash used in operating activities was $19.0 million reflecting our net loss of $22.6 million partially offset by non-cash stock-based compensation expense and depreciation expense.
          Net cash used by investing activities was $2.7 million during 2009. Cash was used by the net purchase of short-term investments partially offset by negative capital expenditures of $0.2 million. Capital expenditures were negative due to the reversal of a previously accrued item. Net cash provided by investing activities in 2008 was $5.6 million. Proceeds from the net maturity of short-term investments were $8.1 million which was partially offset by capital expenditures of $2.5 million.
          Cash provided by financing activities was $4.0 million in 2009 as compared with $0.2 million in 2008. Cash was primarily provided in 2009 from the proceeds from a registered direct public offering of common stock.
          Our research and development efforts have required a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and refine our technology and proposed products and to bring any such products to market. Our long term capital requirements will depend on many factors, including continued progress with preclinical studies and clinical trials and the results thereof, the time and costs involved in obtaining regulatory approvals, the cost of development and the rate of scale-up of our production technologies, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and the need to acquire licenses or other rights to new technology. In the near term given our current financial resources, our focus will be on completing our Phase 2b clinical trials of liposomal ciprofloxacin in bronchiectasis.
          Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk related to our inhaled insulin program, borrowings from Novo Nordisk, the sale of Intraject-related assets and interest earned on investments.
          We continue to review our planned operations through the end of 2010, and beyond. We believe that our capital expenditures for 2010 will be insignificant.
          We have incurred significant losses and negative cash flows from operations since our inception. At December 31, 2009, we had an accumulated deficit of $348.4 million, working capital of $7.4 million, and shareholders’ deficit of $0.2 million. We believe that cash, cash equivalents and short term investments at December 31, 2009, together with the proceeds from the Zogenix milestone payment and quarterly royalty payments, will be sufficient to enable us to meet our obligations at least through 2010.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Aradigm Corporation
          We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
           /s/ Odenberg Ullakko Muranishi & Co LLP
San Francisco, California
March 22, 2010

ARADIGM CORPORATION
BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,903	$16,741
Short-term investments	5,228	2,399
Receivables	155	393
Restricted cash	—	225
Prepaid and other current assets	328	387

Total current assets	9,614	20,145
Property and equipment, net	2,166	5,093
Notes receivable	52	34
Other assets	133	247

Total assets	$11,965	$25,519

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$572	$739
Accrued clinical and cost of other studies	670	94
Accrued compensation	341	1,051
Facility lease exit obligation	263	318
Other accrued liabilities	357	630

Total current liabilities	2,203	2,832
Deferred rent, non-current	136	199
Facility lease exit obligation, non-current	828	1,056
Deferred revenue, non-current	—	4,122
Other non-current liabilities	75	82
Note payable and accrued interest	8,896	8,472

Total liabilities	12,138	16,763

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at December 31, 2009 and 2008; issued and outstanding shares: 102,381,116 at December 31, 2009; 55,029,384 at December 31, 2008	348,271	343,426
Accumulated other comprehensive income	2	4
Accumulated deficit	(348,446)	(334,674)

Total shareholders’ equity (deficit)	(173)	8,756

Total liabilities and shareholders’ equity (deficit)	$11,965	$25,519

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
	(In thousands, except
	share data)
Revenue:
Contract revenue	$4,883	$251

Operating expenses:
Research and development	11,406	16,499
General and administrative	5,030	6,679
Restructuring and asset impairment	1,874	79

Total operating expenses	18,310	23,257

Loss from operations	(13,427)	(23,006)
Interest income	72	781
Interest expense	(428)	(408)
Other (expense), net	(4)	—

Loss before income taxes	(13,787)	(22,633)
Income tax benefit	15	25

Net loss	$(13,772)	$(22,608)

Basic and diluted net loss per common share	$(0.15)	$(0.42)

Shares used in computing basic and diluted net loss per common share	92,348	54,162

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Accumulated		Total
			Other		Shareholders’
	Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2007	54,772,705	$342,355	$10	$(312,066)	$30,299
Issuance of common stock under the employee stock purchase plan	300,524	190	—	—	190
Issuance of common stock upon exercise of common stock options	3,750	4	—	—	4
Stock-based compensation	—	877	—	—	877
Reversal of restricted stock award due to forfeiture	(47,595)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(22,608)	(22,608)
Unrealized (loss) on available-for-sale investments	—	—	(6)	—	(6)

Total comprehensive loss					(22,614)

Balances at December 31, 2008	55,029,384	343,426	4	(334,674)	8,756

Issuance of common stock in a public offering, net of issuance costs	44,663,071	3,927	—	—	3,927
Issuance of common stock under the employee stock purchase plan	371,036	45	—	—	45
Issuance of common stock upon exercise of common stock options	—	—	—	—	—
Issuance of restricted stock awards	2,418,250	—	—	—	—
Reversal of restricted stock award due to forfeiture	(100,625)	—	—	—	—
Stock-based compensation	—	873	—	—	873
Comprehensive loss:
Net loss	—	—	—	(13,772)	(13,772)
Unrealized (loss) on available-for-sale investments	—	—	(2)	—	(2)

Total comprehensive loss	—	—	—	—	(13,774)

Balances at December 31, 2009	102,381,116	$348,271	$2	$(348,446)	$(173)

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,772)	$(22,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash asset impairment on property and equipment	1,654	—
Facility lease exit costs	158	—
Amortization and accretion of investments	21	26
Depreciation and amortization	1,067	871
Stock-based compensation expense	873	877
Loss on disposition of property and equipment	4	1
Changes in operating assets and liabilities:
Receivables	238	106
Prepaid and other current assets	61	584
Restricted cash	225	80
Other assets	14	24
Accounts payable	(167)	(1,113)
Accrued compensation	(710)	(201)
Accrued liabilities	720	(414)
Deferred rent	(63)	(84)
Deferred revenue	(4,122)	3,242
Facility lease exit obligation	(325)	(375)

Net cash used in operating activities	(14,124)	(18,984)

Cash flows from investing activities:
Capital expenditures	185	(2,548)
Purchases of available-for-sale investments	(11,438)	(3,629)
Proceeds from maturities of available-for-sale investments	8,585	11,744
Notes receivable payments	(18)	—

Net cash provided (used) by investing activities	(2,686)	5,567

Cash flows from financing activities:
Proceeds from public offering of common stock, net	3,927	—
Proceeds from issuance of common stock to Employee Stock Purchase Plan	45	190
Proceeds from exercise of common stock options	—	4

Net cash provided by financing activities	3,972	194

Net (decrease) in cash and cash equivalents	(12,838)	(13,223)
Cash and cash equivalents at beginning of year	16,741	29,964

Cash and cash equivalents at end of year	$3,903	$16,741

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$7

Cash paid (received) for income taxes	$(25)	$—

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization
          Aradigm Corporation (the “Company”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving any revenues from the sale of its products in the upcoming year, except for milestone and royalty revenue from Zogenix. The Company operates as a single operating segment.
     Liquidity and Financial Condition
          The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2009, the Company had an accumulated deficit of $348.4 million, working capital of $7.4 million and shareholders’ deficit of $0.2 million. Management believes that cash, cash equivalents and short-term investments at December 31, 2009, along with the anticipated Zogenix milestone and royalty payments will be sufficient to enable the Company to meet its obligations at least through 2010. Management plans to continue to fund the Company’s operations with its cash balance, cash obtained through milestone and royalty payments from Zogenix and proceeds from the issuance of debt and/or equity securities.
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
     Cash Equivalents
          All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.
     Investments
          Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase. All marketable securities are classified as available-for-sale, carried at estimated fair value and reported in short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in the statement of shareholders’ equity (deficit) until realized. Fair values of investments are based on quoted market prices where available. Investment income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss in the amount of any such decline. No such reductions have been required during any of the periods presented.
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
     Impairment of Long-Lived Assets
          In accordance with Statement of Accounting Standards Codification (“ASC”) 360-10, Property Plant and Equipment – Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations (see Note 12).
     Accounting for Costs Associated with Exit or Disposal Activities
          In accordance with ASC 420, Exit or Disposal Activities the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations (see Note 6).
          According to ASC 420, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the risk-free rate that was used to measure the liability initially.
     Revenue Recognition
          Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 10, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and ASC 605-25, Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.
          In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on actual efforts expended over the remaining term of the agreement when payments precede the required efforts. Refundable development payments are deferred until specific performance criteria are achieved. Refundable development payments are generally not refundable once specific performance criteria are achieved and accepted.
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
          The Company determined that the Lung Rx collaboration agreement, since it comprised of multiple deliverables without standalone value, should be treated as a single unit of accounting.

     Research and Development
          Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs as incurred.
     Advertising
          Advertising costs are charged to general and administrative expense as incurred. Advertising expenses for the years ended December 31, 2009 and 2008 were zero and $7,000, respectively.
     Stock-Based Compensation
          The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 10 for further discussion of the Company’s stock-based compensation plans.
     Income Taxes
          The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of the current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s balance sheets.
          The Company assesses the likelihood that they will be able to recover their deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that they will recover their deferred tax assets, they will record a valuation allowance against the deferred tax assets that they estimate will not ultimately be recoverable. At December 31, 2009 and 2008, the Company believed that the amount of their deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, they would recognize a benefit to their tax provision in the period in which they determine that it is more likely than not that they will recover their deferred tax assets.
     Net Loss Per Common Share
          Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 2,668,000 shares and 704,000 shares for the years ended December 31, 2009 and 2008, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2009 and 2008 because the inclusion of such shares would have had an anti-dilutive effect.
          Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2009	2008
Outstanding stock options	5,088	4,185
Unvested restricted stock	2,668	704

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
     Comprehensive Income (Loss)
          ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains or losses on its available-for-sale securities as other comprehensive income (loss). Total comprehensive income (loss) has been disclosed on the statement of shareholders’ equity (deficit).
     Recently Issued Accounting Pronouncements
          In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple deliverable revenue arrangements. We will evaluate the impact of this standard for any multiple-deliverable arrangements that are entered into in the future.
          In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 became effective for us during the quarter ended December 31, 2009. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market. The adoption of ASU 2009-05 did not have an impact on the Company’s financial position or results of operations.
          In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No 162 (now referred to as ASC 105). This guidance states that that the codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”). Once the codification is in effect, all of its content will carry the same level of authority. Thus, the GAAP hierarchy was modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 was effective for the Company in the quarter ended September 30, 2009. Beginning with this period, all references to authoritative accounting guidance refers to the topics contained in the Accounting Standards Codification. The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.
          In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS 165). This standard provides guidance on management’s assessment of subsequent events and includes existing guidance that was previously included in United States generally accepted auditing standards. In addition, the statement clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. ASC 855 was effective for the Company for the quarter ended June 30, 2009. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC 855, Subsequent Events and removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 became effective immediately. The adoption ASC 855 did not have an impact on the Company’s financial position or results of operations.
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
          In December 2007, the FASB issued an accounting standard codified in ASC 805, Business Combinations (formerly 141(R)). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance was effective for the Company for any acquisitions that would have occurred beginning in January 2009. The Company will assess the impact of this standard and when a future acquisition occurs.
          In November 2007, the FASB issued an accounting standard codified in ASC 808, Collaborative Arrangements (formerly EITF Issue 07-01). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. This standard was effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
          In June 2007, the FASB issued an accounting standard codified in ASC 730, Research and Development (formerly EITF Issue 07-03). This standard provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. This standard was effective for fiscal years beginning after December 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
          In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements (formerly SFAS 157). Among other requirements, this standard defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. This standard was effective beginning the first fiscal year that began after November 15, 2007. The Company adopted this standard on January 1, 2008 and adoption has not had a material impact on the Company’s financial position and results of operations.
2. Cash and Cash Equivalents and Short-term Investments
          A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
December 31, 2009
Cash and cash equivalents	$3,903	$—	$—	$3,903

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	3,183	2	—	3,185
U.S. Treasury and agencies	1,543	—	—	1,543

Total	$5,226	$2	$—	$5,228

December 31, 2008
Cash and cash equivalents	$16,741	$—	$—	$16,741

Short-term investments:
Commercial paper	$2,395	$4	$—	$2,399
U.S. Treasury and agencies	—	—	—	—

Total	$2,395	$4	$—	$2,399

          All short-term investments at December 31, 2009 and 2008 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. As of December 31, 2009 and 2008 the difference between the fair value and amortized cost of available-for-sale securities were gains of $2,000 and $4,000, respectively.

3. Fair Value Measurements
          Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. (now referred to as ASC 820) which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the cash and cash equivalents and short-term investments which represents the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Balance
	December 31,
Description	2009	Level 1	Level 2	Level 3
		(In thousands)
Cash and cash equivalents	$3,903	$3,903	$—	$—
Short-term investments	5,228	—	5,228	—

Total	$9,131	$3,903	$5,228	$—

          The Company’s cash and cash equivalents at December 31, 2009 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at December 31, 2009 consist of commercial paper, certificates of deposit and U.S. Treasury and agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.
4. Property and Equipment
          Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Machinery and equipment	$4,510	$5,282
Furniture and fixtures	1,138	1,142
Lab equipment	2,488	2,488
Computer equipment and software	2,630	2,636
Leasehold improvements	1,861	1,901

Property and equipment at cost	12,627	13,449
Less accumulated depreciation and amortization	(10,461)	(9,512)

Subtotal	2,166	3,937
Construction in progress	—	1,156

Property and equipment, net	$2,166	$5,093

          Depreciation expense was $1,067,000 and $871,000 for the years ended December 31, 2009 and 2008, respectively.
5. Restricted Cash
          In accordance with the terms of the Company’s sublease agreement with Mendel (see Note 6), the Company maintained a certificate of deposit as collateral against a letter of credit to secure the refund to Mendel of any unapplied portion of the prepaid rent paid by Mendel. The restriction on the Company’s cash was lifted as the prepaid rent was applied by Mendel. The letter of credit expired in November 2009 and all of the restricted cash has been remitted to the Company’s main operating bank accounts.
6. Sublease Agreement and Lease Exit Liability:
          On July 18, 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. The Company recorded an additional sublease loss on the amendment since the monthly payments the Company expects to receive are less than the Company will owe the lessor for the subleased space.
          During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the statement of operations. The lease exit liability activity for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Balance at beginning of year	$1,374	$1,749
Loss on sublease amendment to Mendel	42	—
Accretion expense	61	79
Lease payments	(386)	(454)

Balance at end of the year	$1,091	$1,374

          The Company classified $263,000 of the $1,091,000 lease exit liability in current liabilities and the remaining $828,000 in non-current liabilities in the accompanying balance sheet at December 31, 2009. At December 31, 2008, the Company classified $318,000 of the lease exit liability in current liabilities and $1,056,000 in non-current liabilities.
7. Other Liabilities
          Other liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Other accrued liabilities:
Accrued expense for services	$302	$389
Payroll withholding liabilities	47	76
Deposits	—	153
Other short term obligations	8	12

Total other accrued liabilities	$357	$630

Other non-current liabilities:
Deposits	$75	$75
Other long term obligations	—	7

Total other non-current liabilities	$75	$82

8. Notes Payable and Accrued Interest
          On July 3, 2006, Novo Nordisk, pursuant to the July 3, 2006 License Agreement, loaned the Company a principal amount of $7.5 million under a Promissory Note and Security Agreement (“Promissory Note”). The Promissory Note bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. The amount outstanding under the Promissory Note, including accrued interest, was $8.9 million and $8.5 million as of December 31, 2009 and 2008, respectively. The Promissory Note along with the related accrued interest, is recorded on the balance sheets as a non-current liability under the notes payable and accrued interest line item.
          The Promissory Note contains a number of covenants that include restrictions in the event of changes to corporate structure, change in control and certain asset transactions. The Promissory Note was also secured by a pledge of the net royalty stream payable to the Company by Novo Nordisk pursuant to the July 3, 2006 License Agreement.
          The Company subsequently received a notice of termination of the July 3, 2006 License Agreement by Novo Nordisk in January 2008. The termination of the July 3, 2006 License Agreement did not accelerate any of the payment provisions under the Promissory Note. As of March 22, 2010, there were no covenant violations or any event of default.

9. Leases, Commitments and Contingencies
          The Company has a lease for a building containing office and laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2009 are as follows (in thousands):

	Operating	Mendel	Net Operating
	Leases	Sub-Lease	Lease Payments
Year ending December 31:
2010	$1,850	$(957)	$893
2011	1,639	(986)	653
2012	1,704	(896)	808
2013	1,774	—	1,774
2014	1,844	—	1,844
2015 and thereafter	2,938	—	2,938

Total minimum lease payments	$11,749	$(2,839)	$8,910

          In July 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of its 72,000 square foot headquarters located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet.
          The sublease commenced in July 2007 and expires concurrently with the master lease in July 2016. Under the sublease and amendment, Mendel will make monthly base rent payments totaling $2.6 million (exclusive of the termination fee) through August 2012 that will offset a portion of the Company’s existing building lease obligation. Mendel has the option to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. If the option to terminate the sublease is not exercised by Mendel, the Company will receive $4.2 million of additional monthly base rent payments through the expiration of the sublease in 2016. Mendel will also pay the Company for its share of all pass through costs such as taxes, operating expenses and utilities based on the percentage of the facility space occupied by them.
          The Company’s monthly rent payments fluctuates under the master lease. In accordance with generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2009 and 2008, the Company had $0.1 million and $0.2 million of deferred rent, respectively.
          For the years ended December 31, 2009 and 2008, building rent expense under operating leases totaled $0.6 million and $0.7 million, respectively.
     Indemnification
          The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2009 or 2008.
     Legal Matters
          From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

10. Shareholders’ Equity
          On February 26, 2009, the Company closed a registered direct offering covering the sale of an aggregate of 44.7 million shares under a shelf registration statement on Form S-3 (No. 333-148263) that was previously filed by the Company on December 21, 2007 and declared effective by the SEC on January 25, 2008. The Company received net proceeds, after offering expenses, of $3.9 million.
          During 2009, the Company issued 371,036 shares of common stock pursuant to the Employee Stock Purchase Plan (“ESPP”) at an average price of $0.12 per share.
     Reserved Shares
          At December 31, 2009 the Company had 5,088,443 shares reserved for issuance upon exercise of options under all stock option plans and 763,185 shares of common stock reserved for issuance of new option grants. The Company had 3,068,880 shares available for future issuances under the ESPP. The amount of shares available under the ESPP was increased by 2,500,000 on May 15, 2009. On that date, the Company’s shareholders approved an amendment to the ESPP to increase the aggregate number of shares of common stock authorized for issuance.
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
          In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the board of directors on the date of the annual meeting of shareholders of each fiscal year beginning 2001 and ending 2005. As of December 31, 2009, the Company had 334,257 options outstanding and 224,652 shares were available for future grants under the 1996 Plan.
          In March 2005, the Company’s board of directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s board of directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s board of directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. In March 2008, the Company’s board of directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 2,700,000. As of December 31, 2009, 538,533 shares were available for future grants.

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
          Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the board of directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2009 and 2008, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 2,078,000 shares and 898,000 shares during the years ended December 31, 2009 and 2008, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 600,000 shares and 125,000 shares during 2009 and 2008, respectively. The 2005 Plan had 4,744,450 option shares outstanding as of December 31, 2009.
          The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the board of directors. The options generally vest quarterly over a period of one year. During 2000, the board of directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There were 3,407 and 1,500 shares cancelled due to option expirations for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, 9,736 outstanding options with exercise prices ranging from $107.81 — $120.63 remained with no additional shares available for grant.
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2009:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Price per Share			Price
Balance at December 31, 2007	1,837,161	3,493,154	$1.02	—	$120.63	$5.37
Options authorized	2,700,000	—	—	—	—	—
Options granted	(898,000)	898,000	$0.39	—	$1.57	$0.80
Options exercised	—	(3,750)	$1.15		$1.15	$1.15
Restricted stock awards granted	—	—	—	—	—	—
Options cancelled	202,343	(202,343)	$1.23	—	$71.25	$10.65
Restricted share awards cancelled	147,595	—	—	—	—	—
Plan shares cancelled and not reauthorized	(1,500)	—	$71.25	—	$71.25	$71.25

Balance at December 31, 2008	3,987,599	4,185,061	$0.39	—	$120.63	$4.14
Options granted	(2,078,000)	2,078,000	$0.15	—	$0.25	$0.22
Options exercised	—	—	—	—	—	—
Restricted stock awards granted	(2,418,250)	—	—	—	—	—
Options cancelled	1,174,618	(1,174,618)	$0.17	—	$112.50	$4.34
Restricted share awards cancelled	100,625	—	—	—	—	—
Plan shares cancelled and not reauthorized	(3,407)	—	$41.25	—	$42.19	$41.78

Balance at December 31, 2009	763,185	5,088,443	$0.15	—	$120.63	$2.49

          The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	of	Contractual	Exercise	Number of	Exercise
Exercise Price Range	Shares	Life (In Years)	Price	Shares	Price
$0.15 - $0.25	1,835,000	9.16	$0.22	557,059	$0.20
$0.26 - $0.87	540,000	8.59	0.63	220,311	0.69
$0.88 - $1.70	1,530,950	7.37	1.51	1,050,906	1.51
$1.71 - $3.14	762,400	6.62	1.86	678,470	1.85
$3.15 - $9.45	241,900	4.85	5.31	238,150	5.33
$9.46 - $18.65	67,866	2.92	15.65	67,866	15.65
$18.66 - $29.75	47,300	2.08	24.33	47,300	24.33
$29.76 - $48.75	22,642	1.25	30.99	22,642	30.99
$48.76 - $120.63	40,385	0.43	99.36	40,385	99.36

	5,088,443	7.72	$2.49	2,923,089	$3.87

          Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2009 and 2008 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2009 and 2008, the aggregate intrinsic value of options outstanding was zero. As of December 31, 2009, options to purchase 2,923,089 shares of common stock were exercisable and had an aggregate intrinsic value of zero. No stock options were exercised in 2009 and the total intrinsic value of stock options exercised in 2008 was $200.
          A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities as for the years ending December 31, 2009 and 2008 is presented below. The ending balances represent the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Balance at December 31, 2007	870,724	$1.66
Restricted stock awards granted	—	—
Restricted share awards vested	(19,594)	3.63
Restricted share awards cancelled	(147,595)	1.66

Balance at December 31, 2008	703,535	1.60
Restricted stock awards granted	2,418,250	0.16
Restricted share awards vested	(353,154)	0.90
Restricted share awards cancelled	(100,625)	0.99

Balance at December 31, 2009	2,668,006	0.41

          For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The Company’s 2009 restricted stock awards granted included 600,000 shares with vesting provisions based solely on the achievement of performance-based milestones. None of the restricted performance-based milestone awards have yet been achieved. There were no performance-based stock awards granted in 2008. The Company records expense for these awards if achievement of the award is probable. Expense is recorded over the estimated service period until the performance-based milestone is achieved.
          The total fair value of restricted stock awards that did vest during the years ended December 31, 2009 and 2008 was $66,000 and $16,000, respectively. The Company retained purchase rights to 2,668,000 and 704,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2009 and 2008, respectively. Total employee stock-based compensation expense for restricted stock awards was $346,000 and $206,000 for the years ended December 31, 2009 and 2008, respectively.
     Employee Stock Purchase Plan
          Employees generally are eligible to participate in the Employee Stock Purchase Plan (“ESPP”) if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater shareholder. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of 15% of earnings or $25,000.
          As of December 31, 2009, a total of 1,481,120 shares had been issued under the ESPP. In April 2008, the Company’s board of directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the ESPP increasing the shares of common stock authorized by 1,000,000. In April 2009, the Company’s board of directors amended, and in May 2009 the Company shareholders’ approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. As of December 31, 2009, there was a balance of 3,068,880 available authorized shares. Compensation expense was $55,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2009	2008
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	115.4%	64.8%
Risk-free interest rate	0.9%	1.7%
Expected life (years)	2.00	0.52
Weighted-average fair value of purchase rights granted during the period	$0.11	$0.15
     Stock-Based Compensation Expense
          The Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, (now referred to as ASC 718) effective January 1, 2006. Stock-based compensation expense is based on the fair value of that portion of stock options and restricted stock awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the statement of operations during 2009 and 2008 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award was amortized using the accelerated multiple-option valuation method prescribed by SFAS 123(R). Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. The Company’s estimated forfeiture rate is based on historical experience.
          The following table shows share-based compensation expense included in the statement of operations for the years ended December 31, 2009 and 2008, respectively (in thousands, except per share amounts):

	2009	2008
Costs and Expenses
Research and development	$305	$553
General and administrative	568	324

Total stock-based employee compensation expense	$873	$877

Impact on basic and diluted net loss per common share	$(0.01)	$(0.02)

          There was no capitalized stock-based compensation cost as of December 31, 2009. Since the Company has cumulative net losses through December 31, 2009, there was no tax benefit associated with stock-based compensation expense. As of December 31, 2009, $441,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.15 years.
     Valuation Assumptions
          The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock for similar terms. The expected term was estimated using a lattice model to estimate the expected term as an input into the Black-Scholes option pricing model since the Company has limited recent history regarding the exercise of options The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions for employee and non-employee options are as follows:

	Years Ended December 31
	2009	2008
Dividend yield	0.0%	0.0%
Volatility factor	91.6%	67.7%
Risk-free interest rate	1.3%	2.8%
Expected term (years)	3.7	3.8
Weighted-average fair value of options granted during the periods	$0.14	$0.33
     Stock-Based Compensation for Non-Employees
          The Company accounts for options issued to non-employees under ASC 505-50, Equity — Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.
11. Collaborations and Royalty Agreements
     Lung Rx
          On August 30, 2007, the Company signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc., (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which the Company granted Lung Rx, upon the payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using the Company’s AERx Essence technology for the treatment of pulmonary arterial hypertension and other potential therapeutic indications. The Company has received a total of $4.9 million in milestone, development and other payments under this agreement. Up until the quarter ended September 30, 2009, the Company had not recognized any revenue under the Lung Rx Agreement due to the existence of certain undelivered performance obligations.
          On June 1, 2009, the Company received a written notice from United Therapeutics Corporation seeking to terminate the Lung Rx Agreement on July 1, 2009. During the three months ended September 30, 2009, the Company engaged Lung Rx in discussions about continuing or restructuring its collaboration with Lung Rx. These discussions were not successful and the Company concluded that the likelihood of further collaboration with Lung Rx was remote. Therefore, during the three months ended September 30, 2009, the Company recognized $4.9 million of revenue relating to the Lung Rx Agreement that had been previously deferred. In accordance with the Company’s revenue recognition policy, all amounts were recognized as revenue in the quarter ended September 30, 2009 since the Company no longer had any performance obligations under the Lung Rx Agreement.
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
          The Company did not receive any payments or recognize any revenue under the Zogenix agreement for the years ended December 31, 2009 and 2008.

12. Asset Impairment
          In accordance with GAAP, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the quarter ended September 30, 2009, the Company concluded that the termination of the Lung Rx Agreement and the subsequent suspension of development activities warranted reviewing AERx technology assets for impairment. The Company determined that the production equipment used to manufacture the AERx product constituted an asset group that should be reviewed for impairment. These assets are presently idle and primarily consist of customized AERx production equipment that does not have an active resale market due to the specialized nature of the assets. The Company determined that the net book value of these assets exceeded the expected future cash flows.
          Accordingly, the Company recorded an impairment charge of $1.6 million to write down the assets to their estimated fair value. The Company recorded this charge as a component of restructuring and asset impairment on its Statement of Operations. In addition, the Company recorded $0.3 million in restructuring and asset impairment expense related to lease exit activities.
13. Employee Benefit Plans
          The Company provides a 401(k) Plan for substantially all full-time employees. Employees can contribute on a pretax basis up to the 2009 statutory limit of $16,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions on 50% of the first 6% of an employee’s contribution. The Company’s employer matching contribution expense was $62,000 and $108,000 in 2009 and 2008, respectively.
14. Income Taxes
          In 2009 and 2008, the Company recorded an income tax benefit of $15,000 and $25,000, respectively. The income tax benefits were a result of the refundable research and development credit that was enacted in 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.
          Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carryforwards	$7,962	$2,600
Research and development credits	6,389	6,300
Federal orphan drug credits	3,360	—
Other	1,818	3,000

Total deferred tax assets	19,529	11,900
Valuation allowance	(19,529)	(11,900)

Net deferred tax assets	$—	$—

          The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2009 and 2008, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $7.6 million during the year ended 2009 and decreased by $115.6 million during the year ended December 31, 2008. The reduction in the valuation allowance for the year ended December 31, 2008 includes the reversal of fully reserved deferred tax assets related to net operating loss and credit carryforwards that may not be available prior to their expiration as a result of federal and state ownership change limitations. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets tax benefits attributable to employee stock option exercises.
          The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2009	2008
Income tax benefit at federal statutory rate	$(4,825)	$(7,921)
Expired net operating losses	11	554
State taxes (net of federal)	(847)	(1,461)
Credits	(2,408)	(289)
Other	425	—
Reduction in deferred tax assets due to Section 382 limitations	—	124,743
Change in valuation allowance	7,629	(115,651)

Total	$(15)	$(25)

          As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $19.4 million, federal research and development tax credit carryforwards of approximately $0.1 million and federal orphan drug credit carryforwards of approximately $3.4 million, which expire in the years 2010 through 2029. The Company also had California net operating loss carryforwards of approximately $20.7 million, which expire in the years 2011 through 2029, and California research and development tax credit carryforwards of approximately $9.7 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.
          The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 1995 through 2009 due to net operating losses that are being carried forward for tax purposes.
          The Company adopted the provisions of FIN 48 (now referred to as ASC 740) on January 1, 2007. The Company did not have any unrecognized tax benefits at January 1, 2007, and does not have any unrecognized tax benefits at December 31, 2009 and, as a result, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.
          The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the years ended December 31, 2009 and 2008.
          Federal and state laws limit the use of net operating loss and credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company conducted an analysis of its stock ownership changes under Internal Revenue Code Section 382 as of December 31, 2008 and has reported its deferred tax assets related to net operating loss and credit carryforwards after recognizing change of control limitations that it believes occurred in 2008. The reduction in deferred tax assets was offset by a reduction in the valuation allowance. The Company did not have any subsequent Section 382 limitations for the use of net operating loss in 2009.
15. Quarterly Results of Operations (unaudited)
          Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Contract revenues	$—	$—	$4,883	$—

Operating expenses:
Research and development	3,726	2,927	2,426	2,327
General and administrative	1,398	1,368	1,323	941
Restructuring and asset impairment	17	205	1,638	14

Total expenses	5,141	4,500	5,387	3,282

Loss from operations	(5,141)	(4,500)	(504)	(3,282)
Net interest income (expense)	(76)	(91)	(93)	(96)
Other income (expense)	(1)	(3)	1	(1)

Loss before income taxes	(5,218)	(4,594)	(596)	(3,379)
Income tax benefit	—	—	—	15

Net loss	$(5,218)	$(4,594)	$(596)	$(3,364)

Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.01)	$(0.03)

Shares used in computing basic and diluted net loss per common share	70,704	99,298	99,347	99,648

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Contract revenues	$—	$54	$197	$—

Operating expenses:
Research and development	4,329	5,364	3,199	3,607
General and administrative	1,549	1,825	1,615	1,690
Restructuring and asset impairment	22	20	19	18

Total expenses	5,900	7,209	4,833	5,315

Loss from operations	(5,900)	(7,155)	(4,636)	(5,315)
Net interest income (expense)	263	102	41	(33)
Other income (expense)	(1)	1	(1)	1

Loss before income taxes	(5,638)	(7,052)	(4,596)	(5,347)
Income tax benefit	—	—	—	25

Net loss	$(5,638)	$(7,052)	$(4,596)	$(5,322)

Basic and diluted net loss per common share	$(0.10)	$(0.13)	$(0.08)	$(0.10)

Shares used in computing basic and diluted net loss per common share	54,007	54,159	54,165	54,317

16. Subsequent Events
     Zogenix
          On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which the Company announced receiving on February 4, 2010. The Company will be entitled to quarterly royalty payments beginning with the quarter ending March 31, 2010.
     Property Tax Assessment
          On February 8, 2010, the Company received a Stipulation Letter from the Office of the Assessor of the County of Alameda (“Assessor”). The Assessor reduced the appraised value of the property subject to the previously received assessment and validated the Company’s position on its appeal of the original audit findings. The Company has not received revised property tax bills or received refunds of amounts previously paid, but it anticipates that the previously received assessments of $508,000 will be significantly reduced.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “Proxy Statement”).
Identification of Executive Officers
     The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Reporting Compliance
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
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the section captioned “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements.
     Included in Part II of this Annual Report on Form 10-K:
     (2) Financial Statement Schedules.
     All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.
     (3) Exhibits.

Exhibit
No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(2)	Bylaws of the Company, as amended.
3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.10(17)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.
4.2(1)	Specimen common stock certificate.
10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.
10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

Exhibit
No.	Description
10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.
10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
10.21(16)+	2005 Equity Incentive Plan, as amended
10.22(17)+	Employee Stock Purchase Plan, as amended.
10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.
10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.
10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10.27(20)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10.28(20)+	Amended and Restated Executive Officer Severance Benefit Plan.
10.29(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Igor Gonda.
10.30(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Nancy Pecota.
10.31(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Jeffery Grimes.
10.32(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.
23.1	Consent of Odenberg Ullakko Muranishi & Co LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.

(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.

(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 23rd day of March 2010.

ARADIGM CORPORATION
By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Igor Gonda and Nancy E. Pecota, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gonda Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2010

/s/ Nancy E. Pecota Nancy E. Pecota	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2010

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 23, 2010

/s/ Frank H. Barker	Director	March 23, 2010
Frank H. Barker

/s/ John M. Siebert John M. Siebert	Director	March 23, 2010

EXHIBIT INDEX

Exhibit
No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(2)	Bylaws of the Company, as amended.
3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3.10(17)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.
4.2(1)	Specimen common stock certificate.
10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk AS
10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.
10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
10.21 (16)+	2005 Equity Incentive Plan, as amended
10.22(17)+	Employee Stock Purchase Plan, as amended.
10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.
10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.
10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

Exhibit
No.	Description
10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10.27(20)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10.28(20)+	Amended and Restated Executive Officer Severance Benefit Plan.
10.29(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Igor Gonda.
10.30(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Nancy Pecota.
10.31(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Jeffery Grimes.
10.32(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.
23.1	Consent of Odenberg Ullakko Muranishi & Co LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.

(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.

(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.