Form 10-Q
period 2010-03-31
ARADIGM CORP
filed 2010-05-14
CIK 1013238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at April 30, 2010)
Common	102,726,452

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$5,861	$3,903
Short-term investments	3,006	5,228
Receivables	224	155
Prepaid and other current assets	374	328

Total current assets	9,465	9,614
Property and equipment, net	2,001	2,166
Notes receivable	52	52
Other assets	131	133

Total assets	$11,649	$11,965

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$766	$572
Accrued clinical and cost of other studies	160	670
Accrued compensation	282	341
Facility lease exit obligation	223	263
Other accrued liabilities	321	357

Total current liabilities	1,752	2,203
Deferred rent	130	136
Facility lease exit obligation, non-current	806	828
Other non-current liabilities	75	75
Note payable and accrued interest	9,004	8,896

Total liabilities	11,767	12,138

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, 2,950,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at March 31, 2010 and December 31, 2009; issued and outstanding shares: 102,369,616 at March 31, 2010; 102,381,116 at December 31, 2009	348,532	348,271
Accumulated other comprehensive income	—	2
Accumulated deficit	(348,650)	(348,446)

Total shareholders’ deficit	(118)	(173)

Total liabilities and shareholders’ deficit	$11,649	$11,965

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue:
Contract revenue	$—	$—
Royalty revenue	4,000	—

Total revenue	4,000	—

Operating expenses:
Research and development	2,837	3,726
General and administrative	1,253	1,398
Restructuring and asset impairment	13	17

Total operating expenses	4,103	5,141

Loss from operations	(103)	(5,141)
Interest income	10	28
Interest expense	(109)	(104)
Other expense	(2)	(1)

Net loss	$(204)	$(5,218)

Basic and diluted net loss per common share	$(0.00)	$(0.07)

Shares used in computing basic and diluted net loss per common share	99,872	70,704

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(204)	$(5,218)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	15	(5)
Depreciation and amortization	165	303
Stock-based compensation expense	261	214
Changes in operating assets and liabilities:
Receivables	(69)	350
Prepaid and other current assets	(46)	136
Restricted cash	—	—
Other assets	2	6
Accounts payable	194	34
Accrued compensation	(59)	(129)
Other liabilities	(438)	835
Deferred rent	(6)	(24)
Deferred revenue	—	313
Facility lease exit obligation	(62)	(96)

Net cash used in operating activities	(247)	(3,281)

Cash flows from investing activities:
Capital expenditures	—	(3)
Purchases of short-term investments	—	—
Proceeds from sales and maturities of short-term investments	2,205	2,400

Net cash provided by investing activities	2,205	2,397

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	3,927
Proceeds from issuance of common stock, net	—	—

Net cash provided by financing activities	—	3,927

Net increase in cash and cash equivalents	1,958	3,043
Cash and cash equivalents at beginning of period	3,903	16,741

Cash and cash equivalents at end of period	$5,861	$19,784

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
1. Organization, Basis of Presentation and Liquidity
Organization
     Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving any revenues from the sale of products in the upcoming year, except for royalty revenue from Zogenix. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 24, 2010 (the “2009 Annual Report on Form 10-K”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information, please refer to the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K.
      Liquidity
     The Company had cash, cash equivalents and short-term investments of $8.9 million as of March 31, 2010. We believe that this amount, as well as anticipated recurring royalty payments from Zogenix, will be sufficient to enable us to fund our operations through the fourth quarter of 2010.
     The Company is currently exploring means of raising additional capital to fund further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of our Phase 3 liposomal ciprofloxacin bronchiectasis trials, focusing primarily on establishing funded partnering agreements and through sale or out-licensing of non-strategic assets. If the Company is unsuccessful in raising sufficient funding at acceptable terms, it will be forced to suspend further development of our liposomal ciprofloxacin product candidate after our bronchiectasis Phase 2b trials are completed, or otherwise curtail operations.
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
     Investments
     Management determines the appropriate classification of the Company’s investments, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in cash and cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in accumulated other comprehensive income in shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss equal to the amount of any such decline. No such reductions have been required during any of the periods presented.
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
     Impairment of Long-Lived Assets
     In accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment — Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.
     Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. According to ASC 420, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
     Revenue Recognition
     The Company recognizes revenue under the provisions of the SEC’s Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB 104”) and ASC 605, Revenue Recognition. In addition, contract revenue from the Company’s collaboration arrangements typically contain multiple elements and are accounted for under the guidance of ASC 605-25, Revenue Recognition-Multiple Element Arrangements.
     Contract Revenue. Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company records license fees, milestone fees and reimbursement of research and development expenses as contract revenue. The Company reviews all of these arrangements for the existence of multiple elements such as license fees, milestone fees, research and development reimbursements, product steering committee services and other performance obligations.
     The Company reviews elements that have been delivered and determines whether such items have value to the Company’s collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting and are recognized as revenue when delivered and collection is reasonably assured. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

Revenue recognition criteria are identified and applied to each separate unit of accounting. The Company typically has not had reliable evidence of separate units and has treated the entire arrangement as a single unit of accounting.
     Royalty Revenue. The Company earns royalty revenue under the terms of the asset sale agreement with Zogenix. Revenue is recognized when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual sixty day lag in royalty reporting under the asset sale agreement. In the first quarter of 2010, the Company received the $4.0 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro* technology. This amount was recorded as royalty revenue for the three months ended March 31, 2010.
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
     Stock-Based Compensation
     The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the Company’s employee stock purchase plan. This guidance requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and statement of cash flows of the tax effects of stock-based compensation awards.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2010 and December 31, 2009, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.
     Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2010 and 2009, because the inclusion of such shares would have had an anti-dilutive effect.
     Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method for revenue recognition for research and development arrangements. This standard provides guidance on the criteria that should be met to recognize revenue upon achievement of the related milestone event. This guidance will be effective for us for the three months ending September 30, 2010. We will evaluate the impact of this guidance upon entering into any future collaboration arrangements.
     In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC 855, Subsequent Events, and removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 became effective immediately. The adoption this guidance did not have an impact on the Company’s financial position or results of operations.
     On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted this guidance for the quarter ended March 31, 2010. Adoption did not have an impact on the Company’s financial position or results of operations.
     In September 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple deliverable revenue arrangements. We will evaluate the impact of this standard for any multiple-deliverable arrangements that are entered into in the future.
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
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162 (now referred to as ASC 105). This guidance states that the codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”). Once the codification is in effect, all of its content will carry the same level of authority. Thus, the GAAP hierarchy was modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 was effective for the Company in the quarter ended September 30, 2009. Beginning with this period, all references to authoritative accounting guidance refers to the topics contained in the Accounting Standards Codification. The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.
3. Cash, Cash Equivalents and Short-Term Investments
     A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
March 31, 2010
Cash and cash equivalents	$5,861	$—	$—	$5,861

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	980	—	—	980
U.S. treasury and agencies	1,526	—	—	1,526

Total	$3,006	$—	$—	$3,006

December 31, 2009
Cash and cash equivalents	$3,903	$—	$—	$3,903

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	3,183	2	—	3,185
U.S. treasury and agencies	1,543	—	—	1,543

Total	$5,226	$2	$—	$5,228

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at March 31, 2010 mature in less than one year.
     The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes. All of these securities are classified as available for sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.
4. Fair Value Measurements
     The Company records its cash and cash equivalents and its short term investments at fair value. The Company classifies these assets by using the fair value hierarchy which is based on the inputs used to measure fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,861	$5,861	$—	$—

Short-term investments:
Commercial paper	$500	$—	$500	$—
Certificates of deposit	980	—	980	—
U.S. treasury and agencies	1,526	—	1,526	—

Total	$3,006	$—	$3,006	$—

     The Company’s cash and cash equivalents at March 31, 2010 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at March 31, 2010 consisted of commercial paper, certificates of deposits and U.S. agency notes. The Company uses an independent third party pricing service to value its commercial paper, and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model.
5. Sublease Agreement and Lease Exit Liability
     On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”), under which the Company subleases to Mendel approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. The Company recorded a $2.1 million impairment expense related to the sublease for the year ended December, 31, 2007.
     The Company recorded this expense and the related lease exit liability because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the statement of operations.
     The lease exit liability activity for the three months ended March 31, 2010 is as follows (in thousands):

Three Months Ended
March 31, 2010
Balance at January 1, 2010	$1,091
Accretion expense	13
Lease payments	(75)

Balance at March 31, 2010	$1,029

     As of March 31, 2010, $223,000 of the $1,029,000 balance was recorded as a current liability and $806,000 was recorded as a non-current liability.
6. Collaborations and Royalty Agreements
     Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). Under the terms of the asset sale agreement, the Company received a $4.0 million initial payment from Zogenix and it will be entitled to a $4.0 million milestone payment upon initial U.S. commercialization as well as quarterly royalty payments upon the sale of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL* DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which it received and recorded as royalty revenue during the three months ended March 31, 2010. The Company did not record any recurring royalty revenue for the three months ended March 31, 2010. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual sixty day lag in royalty reporting under the asset sale agreement.
7. Stock-Based Compensation and Stock Options and Awards
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,	March 31,
	2010	2009
Costs and expenses:
Research and development	$51	$116
General and administrative	210	98

Total stock-based compensation expense	$261	$214

     There was no capitalized stock-based employee compensation cost for the quarters ended March 31, 2010 and 2009. Since the Company incurred net losses during the quarters ended March 31, 2010 and 2009, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.5 million as of March 31, 2010. This amount will be recognized over a weighted average period of 1.93 years.

     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2010 was $29,000. The Company retained purchase rights with respect to 2,450,689 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2010. As of March 31, 2010, there was $0.3 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 1.51 years.
     Stock Option Plans: 1996 Equity Incentive Plan, 2005 Equity Incentive Plan and 1996 Non-Employee Directors’ Plan
     The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”), which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which selected officers, directors, scientific advisory board members and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All employees, directors, officers, scientific advisory board members and consultants of the Company are eligible to participate in the 2005 Plan. During 2000, the board of directors approved the termination of the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). This termination had no effect on options already outstanding under the Directors’ Plan.
Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2010:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Exercise Price Range			Price
Balance at January 1, 2010	763,185	5,088,443	$0.15	—	$120.63	$2.49
Options authorized	—	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options cancelled	120,043	(120,043)	$0.25	—	$120.63	$20.16
Restricted share awards granted	—	—	—	—	—	—
Restricted share awards cancelled	11,500	—	—	—	—	—
Plan shares cancelled and not reauthorized	(4,136)	—	$120.63	—	$120.63	$120.63

Balance at March 31, 2010	890,592	4,968,400	$0.15	—	$115.00	$2.07

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2010 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2010, options to purchase 3,279,951 shares of common stock were exercisable and had an aggregate intrinsic value of zero. In addition, options that were not yet exercisable also had an intrinsic value of zero. Thus, all of the Company’s options were “under water” since all the exercise prices of the Company’s outstanding options exceeded the market value of the Company’s common stock as of March 31, 2010.
     No options were exercised during the three months ended March 31, 2010.
     A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of March 31, 2010 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Balance at December 31, 2009	2,668,006	$0.41
Restricted share awards issued	—	—
Restricted share awards vested	(205,817)	0.26
Restricted share awards cancelled	(11,500)	0.25

Balance at March 31, 2010	2,450,689	$0.43

10. Net Loss Per Common Share
     The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2010 and 2009.
     The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2010 and 2009, as their effect would be anti-dilutive (in thousands):

	Three months ended
	March 31,
	2010	2009
Outstanding stock options	4,968	5,184
Unvested restricted stock	2,450	907
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

	Three months ended
	March 31,
	2010	2009
Net loss	$(204)	$(5,218)
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	(2)	(4)

Comprehensive loss	$(206)	$(5,222)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include our belief that our cash, cash equivalents and short-term investments as of March 31, 2010 and the Zogenix quarterly royalty payments will be sufficient to enable us to fund our operations through the fourth quarter of 2010.
     These forward-looking statements and our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
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
Overview

     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technology, including our liposomal ciprofloxacin formulation for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2010, we had an accumulated deficit of $348.7 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets to Zogenix, the milestone payment received from Zogenix during the three months ended March 31, 2010 and interest earned on cash equivalents and short-term investments.
     Over the last four years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by the Company and commercialized in the United States, or another significant territory such as the European Union (“EU”). It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidate is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and non-cystic fibrosis bronchiectasis. We received orphan drug designations for both of these indications in the U.S. and for cystic fibrosis in the European Union. We have reported the results of two successful Phase 2a trials with this product candidate in cystic fibrosis (“CF”) and non-cystic fibrosis bronchiectasis (“BE”), respectively, as described below.
     In June 2008, we completed a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once daily dosing of 6 mL of inhaled liposomal ciprofloxacin (ARD-3100). The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (CFU), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log over the 14-day treatment period (p_0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (FEV1) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04). The study drug was well tolerated and there were no serious adverse events reported during the trial.
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
     In July 2009, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (ARD-3100) Investigational New Drug (IND) application for the management of non-cystic fibrosis bronchiectasis.
     In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 6-month, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 40 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial is being conducted in Australia and New Zealand. Following a 14 day screening period, the patients are treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence will be repeated three times. The primary endpoint is defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units – CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group will be performed and secondary efficacy endpoints will include long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.
     ORBIT-2 is exploring whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits. We expect that the 6-month study will also generate valuable data on the long term impact of once daily inhaled ciprofloxacin in patients with severe bronchiectasis. In March 2010, we announced that we had completed enrollment and administered the first dose to the last patient enrolled in this trial.
     In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial, an international, randomized, double-blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin with the ARD-3100 formulation in patients with BE under the aforementioned U.S. IND. The ORBIT-1 trial will randomize 96 patients, who will receive for four weeks, either one of two different once-daily inhaled doses (100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively) or once-daily inhaled placebo. The primary efficacy endpoint will be the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety.
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
     In May 2010, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (ARD-3100) Investigational New Drug (IND) application for the management of cystic fibrosis (CF). The first trial planned under this IND is a Phase 1/2a study in pediatric CF patients.
     The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our biodefense program discussed below. We believe our inhaled liposomal ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in severe asthma and COPD patients.
     In 2004, we executed a development agreement with Defence Research and Development Canada (“DRDC”), a division of the Canadian Department of National Defence, for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax, using the same formulation that we are exploring for the studies of the treatment of respiratory infections associated with cystic fibrosis and with non-cystic fibrosis bronchiectasis. If we apply in the future for approval of this product candidate for the prevention and treatment of inhalation anthrax and possibly other inhaled life-threatening bioterrorism infections, we anticipate using safety data from these studies to support our application. We are currently seeking U.S. government funding to complete the development of this product.
     In August 2006, we sold all of the assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, we received a $4.0 million initial payment from Zogenix and would be entitled to a $4.0 million milestone payment upon initial U.S. commercialization, as well as quarterly royalty payments upon commercialization of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which we received and recorded as royalty revenue during the three months ended March 31, 2010.

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
Revenue Recognition
     The Company recognizes revenue under the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605, Revenue Recognition. In addition, contract revenue from our collaboration arrangements typically contain multiple elements and are accounted for under the guidance of ASC 605-25, Revenue Recognition-Multiple Element Arrangements.
     Contract Revenue. Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. We record license fees, milestone fees, reimbursement of research and development expenses as contract revenue. We review all of these arrangements for the existence of multiple elements. The Company reviews elements that have been delivered and determines whether such items have value to the Company’s collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting and are recognized as revenue when delivered and collection is reasonably assured. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. Revenue recognition criteria are identified and applied to each separate unit of accounting. The Company typically has not had reliable evidence of separate units and has treated the entire arrangement as a single unit of accounting.
     Royalty Revenue. We earn royalty revenue under the terms of the asset sale agreement with Zogenix. We recognize revenue when the amounts under this agreement can be determined and when collectability is probable. We have no performance obligations under this agreement. We recognize revenue from our quarterly royalty payments one quarter in arrears due to the lag in royalty reporting from Zogenix. In the first quarter of 2010, we received the $4 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro technology. This amount was recorded as royalty revenue for the three months ended March 31, 2010.
Impairment of Long-Lived Assets
     In accordance with ASC 360-10, Property Plant and Equipment — Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.
Accounting for Costs Associated with Exit or Disposal Activities
     In accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to this guidance, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2010 and December 31, 2009, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
Employee Stock-Based Compensation
     We follow the fair value method of accounting for employee stock-based compensation arrangements in accordance with ASC 718, Compensation — Stock Compensation. We record expense for stock-based compensation, which includes stock options, restricted stock awards and purchases of common stock under the Employee Stock Purchase Plan. The expense amount that is recorded is based on the fair value of the award and is recognized as compensation expense. Expense is recognized over the vesting period of the award.
     We used the Black-Scholes option-pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model, by its design, is complex, and dependent upon key data inputs estimated by management. We determine expected volatility using the historical method, which is based on the daily historical daily trading data of our common stock over the expected term of the option. Effective during the three months ended March 31, 2010, we began using the safe harbor method to calculate the expected term, as allowed by SAB 110. We believe that use of this method is most appropriate for us considering the very limited, relevant historical experience of stock option exercises.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Three months ended March 31, 2010 and 2009
     We significantly reduced our net loss for the three months ending March 31, 2010 as compared with the three months ended March 31, 2009. These favorable results benefited from higher revenue and lower operating expenses as compared with the prior year period. Operating expenses were lower despite our continued investment in our liposomal ciprofloxacin clinical programs.
     Total revenue was $4.0 million for the three months ended March 31, 2010 as compared with zero in the comparable period in 2009. For the three months ended March 31, 2010, we recorded $4.0 million in royalty revenue related to our Zogenix royalty rights. The amount that was recorded as royalty revenue was the milestone payment that was due upon the initial commercialization of Zogenix’s DosePro product. We are also entitled to quarterly royalty payments based on sales of the DosePro product. We anticipate recording this recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day lag following the end of the quarter in royalty reporting. We have been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
     For the three months ended March 31, 2009, the Company’s revenue was zero since all amounts invoiced under the Lung Rx collaboration agreement were deferred and not recognized as revenue until a subsequent period.

     Operating expenses were $4.1 million for the three months ended March 31, 2010, which represented a $1.0 million decrease from the prior year. Research and development expenses decreased $0.9 million and general and administrative expenses decreased $0.1 million.
     The decrease in research and development expenses was due to lower AERx-related expenses for headcount, contract manufacturing and depreciation expenses. AERx-related expenses decreased due to the termination of the Lung Rx collaboration in June 2009 and the subsequent suspension of AERx-related development activity. These decreases were partially offset by higher direct clinical expenses related to our liposomal ciprofloxacin Phase 2b trials.
Liquidity and Capital Resources
     As of March 31, 2010, we had cash, cash equivalents and short-term investments of $8.9 million and total working capital of $7.7 million. We believe that cash and cash equivalents on hand at March 31, 2010, as well as anticipated recurring royalty payments from Zogenix, will be sufficient to enable us to fund our operations through the fourth quarter of 2010.
     We are currently exploring means of raising additional capital to fund further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of our Phase 3 liposomal ciprofloxacin bronchiectasis trials, focusing primarily on establishing funded partnering agreements and through sale or out-licensing of non-strategic assets. If we are unsuccessful in raising sufficient funding at acceptable terms, we will be forced to suspend further development of our liposomal ciprofloxacin product candidate after our Phase 2b trials in bronchiectasis are completed or otherwise curtail operations.
Three months ended March 31, 2010
     Total cash and cash equivalents increased by $2.0 million for the three months ended March 31, 2010. The increase in cash was primarily due to the net proceeds of short-term investments of $2.2 million. This increase was partially offset by cash used in operations of $0.2 million. Cash used for operations was favorably impacted by the receipt of the $4.0 million milestone payment from Zogenix.
Three months ended March 31, 2009
     Total cash increased by $3.0 million for the three months ended March 31, 2009. The increase was due to net proceeds of $3.9 million from the sale of common stock in our registered direct offering and proceeds of $2.4 million from the maturity of short-term investments. These increases were partially offset by cash used by operations of $3.3 million. Cash was used by operations by our net loss of $5.2 million. Cash used by operations was less than our net loss due to non-cash expenses for depreciation and stock-based compensation and for Lung Rx payments that were received but deferred.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II: OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     There have been no reportable developments in the Lung Rx, Inc. arbitration proceedings previously disclosed in Part I, Item 3, “Legal Proceedings” of the 2009 Annual Report on Form 10-K.
Item 1A. RISK FACTORS
     In addition to the other information contained in this Quarterly Report on Form 10-Q, and risk factors set forth in the 2009 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.
     The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2009 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2009 Annual Report on Form 10-K.
Risks Related to Our Business
We are an early-stage company.
     You must evaluate us in light of the uncertainties and complexities present in an early-stage company. All of our potential products are in an early stage of research or development. Our potential products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business.
We will need additional capital, and we may not be able to obtain it on a timely basis, or at all.
     We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at March 31, 2010 and anticipated future recurring royalty payments will be sufficient to fund operations at least through the fourth quarter of 2010. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2010, we have an accumulated deficit of $348.7 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating and capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals and/or collaborative partnerships. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our Phase 2a clinical trials with inhaled liposomal ciprofloxacin showed promising initial efficacy and safety results both in patients with cystic fibrosis and non-cystic fibrosis bronchiectasis, there is no guarantee that longer term studies in larger patient populations will confirm these results or that we will satisfy all efficacy and safety endpoints required by the regulatory authorities.
If our clinical trials are delayed because of patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.
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
     Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements and established requirements applicable to drug samples. We, our future collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s Good Manufacturing Practices, or GMP, requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements involve expensive ongoing monitoring and testing requirements.
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
** We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.
     We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with sigma-tau Group to manufacture liposomal ciprofloxacin may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with sigma-tau Group to manufacture these at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all.
     Further, we, our contract manufacturers and our future collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We, our contract manufacturers or our future collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.
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

     Further, our future collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our future collaborators, such as the interpretation of terms in our agreements. For example, we currently have a disagreement with United Therapeutics concerning its right to terminate the Lung Rx Agreement, and we are currently in arbitration with Lung Rx regarding this disagreement. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.
     Even with respect to certain other programs that we intend to commercialize ourselves, we may enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing and marketing our product candidates or products. In addition, our ability to apply our proprietary technologies to develop proprietary drugs will depend on our ability to establish and maintain licensing arrangements or other collaborative arrangements with the holders of proprietary rights to such drugs. We may not be able to establish such arrangements on favorable terms or at all, and our future collaborative arrangements may not be successful.
In order to market our proprietary products, we are likely to establish our own sales, marketing and distribution capabilities. We have no experience in these areas, and if we have problems establishing these capabilities, the commercialization of our products would be impaired.
     We intend to establish our own sales, marketing and distribution capabilities to market products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we intend to market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates will require a large sales force to call on, educate and support physicians and patients. While we intend to enter into collaborations with one or more pharmaceutical companies to sell, market and distribute such products, we may not be able to enter into any such arrangement on acceptable terms, if at all. Any collaboration we do enter into may not be effective in generating meaningful product royalties or other revenues for us.
If any products that we or our future collaborators may develop do not attain adequate market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.
     Even if we or our future collaborators successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications, and many of these alternative products will be more established than ours. For our products to be commercially viable, we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patient that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:
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
     Our product revenues will be adversely affected if, due to these or other factors, the products we or our future collaborators are able to commercialize do not gain significant market acceptance.
 We depend upon our proprietary technologies, and we may not be able to protect our potential competitive proprietary advantage.

     Our business and competitive position is dependent upon our and our future collaborators’ ability to protect our proprietary technologies related to various aspects of pulmonary drug delivery and drug formulation. While our intellectual property rights may not provide a significant commercial advantage for us, our patents and know-how are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we are maintaining as non-patented trade secrets some of the key elements of our manufacturing technologies, for example, those associated with production of liposomal ciprofloxacin.
     Our ability to compete effectively will also depend to a significant extent on our and our future collaborators’ ability to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us or our future collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire and provide only a short period of protection, if any, following commercialization of products.
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
     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our future collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of

Roche), Gilead Sciences, GlaxoSmith Kline, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.
If we do not continue to attract and retain key employees, our product development efforts will be delayed and impaired.
     We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, who plays a central role in our strategy shift to a specialty pharmaceutical company, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.
If we market our products in other countries, we will be subject to different laws and we may not be able to adapt to those laws, which could increase our costs while reducing our revenues.
     If we market any approved products in foreign countries, we will be subject to different laws, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we and our future collaborators must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. The rules adopted by the SEC pursuant to Section 404 also currently requires our independent registered public accounting firm, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, to attest to, and report on our internal control over financial reporting. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.
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
     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our common stock for at least the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. Therefore, our shareholders will not receive any funds absent a sale of their shares. We cannot assure shareholders of a positive return on their investment if they sell their shares, nor can we assure that shareholders will not lose the entire amount of their investment.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4. (REMOVED AND RESERVED)
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

Aradigm and AERx are registered trademarks of Aradigm Corporation.

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

Dated: May 13, 2010

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