Form 10-Q
period 2010-06-30
ARADIGM CORP
filed 2010-08-13
CIK 1013238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at July 30, 2010)
Common	137,778,964

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,608	$3,903
Short-term investments	—	5,228
Receivables	394	155
Prepaid and other current assets	499	328

Total current assets	10,501	9,614
Property and equipment, net	1,849	2,166
Notes receivable	53	52
Other assets	129	133

Total assets	$12,532	$11,965

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$948	$572
Accrued clinical and cost of other studies	664	670
Accrued compensation	652	341
Facility lease exit obligation	182	263
Other accrued liabilities	284	357

Total current liabilities	2,730	2,203
Deferred rent	123	136
Facility lease exit obligation, non-current	785	828
Other non-current liabilities	75	75
Note payable and accrued interest	9,113	8,896

Total liabilities	12,826	12,138

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 150,000,000 at June 30, 2010 and December 31, 2009; issued and outstanding shares: 137,561,464 at June 30, 2010; 102,381,116 at December 31, 2009	352,484	348,271
Accumulated other comprehensive income	—	2
Accumulated deficit	(352,778)	(348,446)

Total shareholders’ deficit	(294)	(173)

Total liabilities and shareholders’ deficit	$12,532	$11,965

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Contract revenue	$—	$—	$—	$—
Royalty revenue	—	—	4,000	—

Total revenue	—	—	4,000	—

Operating expenses:
Research and development	2,736	2,927	5,573	6,653
General and administrative	1,382	1,368	2,635	2,766
Restructuring and asset impairment	13	205	26	223

Total operating expenses	4,131	4,500	8,234	9,642

Loss from operations	(4,131)	(4,500)	(4,234)	(9,642)
Interest income	4	14	14	42
Interest expense	(109)	(105)	(218)	(209)
Other income (expense), net	108	(3)	106	(4)

Net loss	$(4,128)	$(4,594)	$(4,332)	$(9,813)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.04)	$(0.12)

Shares used in computing basic and diluted net loss per common share	104,891	99,298	102,396	85,080

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,332)	$(9,813)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	—	31
Amortization and accretion of investments	26	(5)
Depreciation and amortization	322	600
Stock-based compensation expense	451	384
Loss on retirement and sale of property and equipment	—	3
Facility lease exit cost .	—	158
Changes in operating assets and liabilities:
Receivables	(239)	163
Prepaid and other current assets	(171)	(243)
Other assets	3	27
Accounts payable	376	724
Accrued compensation	311	139
Other liabilities	138	51
Deferred rent	(13)	(47)
Deferred revenue	—	710
Facility lease exit obligation	(124)	(195)

Net cash used in operating activities	(3,252)	(7,313)

Cash flows from investing activities:
Capital expenditures	(5)	(6)
Purchases of short-term investments	—	(8,669)
Proceeds from sales and maturities of short-term investments	5,200	2,400
Note receivable payments	—	(16)

Net cash provided by (used in) investing activities	5,195	(6,291)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	3,927
Proceeds from private placement of common stock, net	3,719	—
Proceeds from issuance of common stock	43	37

Net cash provided by financing activities	3,762	3,964

Net increase (decrease) in cash and cash equivalents	5,705	(9,640)
Cash and cash equivalents at beginning of period	3,903	16,741

Cash and cash equivalents at end of period	$9,608	$7,101

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
Liquidity
     The Company had cash and cash equivalents of approximately $9.6 million as of June 30, 2010. The Company believes that this amount, as well as anticipated recurring royalty payments from Zogenix, will be sufficient to enable it to fund operations through at least the fourth quarter of 2010.
     On June 21, 2010, the Company closed a private placement in which it sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010 (the “June 2010 Private Placement”). At the closing of the June 2010 Private Placement, the Company received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. The warrants have an exercise price of $0.1184 per share and are exercisable after the Company has called and held a special meeting of its shareholders to vote on a proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock and has received the requisite shareholder approval for the shareholder proposal. The warrants also include a mandatory exercise provision whereby the Company has the right to require the holders to exercise the warrants after it has received the requisite shareholder approval for the shareholder proposal. The warrants expire the earlier of 10 business days after the date on which the requisite shareholder approval for the shareholder proposal is received and 90 days after the issuance date of the warrants. Assuming the warrants are fully exercised at an exercise price of $0.1184 per share, the Company would receive approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants.
     The Company is currently exploring means to fund the further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of the Phase 3 liposomal ciprofloxacin bronchiectasis trials, focusing primarily on establishing funded partnering agreements and through sale or out-licensing of non-strategic assets.

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
Cash and Cash Equivalents
     The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company invests cash and cash equivalents not needed for operations in money market funds, commercial paper, corporate bonds and government notes in accordance with the Company’s investment policy.
Investments
     Management determines the appropriate classification of the Company’s investments, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in cash and cash equivalents or short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in accumulated other comprehensive income in shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Interest income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss equal to the amount of any such decline. No such reductions were required during any of the periods presented.
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
     Royalty Revenue. The Company earns royalty revenue under the terms of the asset sale agreement with Zogenix. Revenue is recognized when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual terms in the asset sale agreement that allow Zogenix sixty days to complete their royalty report following the end of the quarter. In the first quarter of 2010, the Company received the $4.0 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro* technology. This one-time payment was recorded as royalty revenue for the three months ended March 31, 2010. The Company anticipates recording the recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. The Company has been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
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
Stock-Based Compensation
     The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the Company’s employee stock purchase plan. This guidance requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and statement of cash flows of the tax effects of stock-based compensation awards.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the

Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2010 and December 31, 2009, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.
Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and six months ended June 30, 2010 and 2009, because the inclusion of such shares would have had an anti-dilutive effect.
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
     On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted this guidance for the three months ended March 31, 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.
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
3. Cash, Cash Equivalents and Short-Term Investments
     A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
June 30, 2010
Cash and cash equivalents	$9,608	$—	$—	$9,608

Short-term investments:
Commercial paper	$—	$—	$—	$—
Certificates of deposit	—	—	—	—
U.S. treasury and agencies	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2009
Cash and cash equivalents	$3,903	$—	$—	$3,903

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	3,183	2	—	3,185
U.S. treasury and agencies	1,543	—	—	1,543

Total	$5,226	$2	$—	$5,228

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term investments at June 30, 2010.
     The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes. All of these securities are classified as available for sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.
4. Fair Value Measurements
     The Company records its cash and cash equivalents and its short term investments at fair value. The Company classifies these assets by using the fair value hierarchy which is based on the inputs used to measure fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value. The following table summarized the basis used to measure certain assets at fair value on a recurring basis at June 30, 2010 (in thousands):

Fair Value Measurements
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9,608	$5,609	$3,999	$—

Short-term investments:
Commercial paper	$—	$—	$—	$—
Certificates of deposit	—	—	—	—
U.S. treasury and agencies	—	—	—	—
Total	$—	$—	$—	$—

     The Company’s cash and cash equivalents at June 30, 2010 consisted of cash, commercial paper, U.S. agency notes and money market funds. Money market funds are valued using quoted market prices. The Company had no short-term investments at June 30, 2010. The Company uses an independent third party pricing service to value its commercial paper, and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model.
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

     The lease exit liability activity for the six months ended June 30, 2010 is as follows (in thousands):

Six Months Ended
June 30, 2010
Balance at January 1, 2010	$1,091
Accretion expense	26
Lease payments	(150)

Balance at June 30, 2010	$967

     As of June 30, 2010, $182,000 of the $967,000 balance was recorded as a current liability and $785,000 was recorded as a non-current liability.
6. Collaborations and Royalty Agreements
Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). Under the terms of the asset sale agreement, the Company received a $4.0 million initial payment from Zogenix and was entitled to a $4.0 million milestone payment upon initial U.S. commercialization, as well as quarterly royalty payments upon the sale of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL* DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which it received and recorded as royalty revenue during the three months ended March 31, 2010. The Company did not record any recurring royalty revenue for the three and six months ended June 30, 2010. The Company anticipates recording the recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. The Company has been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
7. Stock-Based Compensation and Stock Options, Awards and Units
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Costs and expenses:
Research and development	$41	$44	$92	$160
General and administrative	149	127	359	224

Total stock based compensation expense	$190	$171	$451	$384

     There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2010 and 2009. Since the Company incurred net losses during the quarters ended June 30, 2010 and 2009, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.4 million as of June 30, 2010. This amount will be recognized over a weighted average period of 1.71 years.
     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2010 was $39,000. The Company retained purchase rights with respect to 2,497,250 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2010. As of June 30, 2010, there was $0.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 1.34 years.
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
Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2010:

		Options Outstanding
	Shares Available					Weighted
	for Grant of					Average
	Option, Award or	Number of				Exercise
	Unit	Shares	Exercise Price Range			Price
Balance at January 1, 2010	763,185	5,088,443	$0.15	—	$120.63	$2.49
Options authorized	4,000,000	—	—	—	—	—
Options granted	(400,000)	400,000	0.12	—	0.13	0.12
Options exercised	—	—	—	—	—	—
Options cancelled	526,515	(526,515)	$0.25	—	$120.63	$6.42
Restricted share awards granted	(350,000)	—	—	—	—	—
Restricted share awards cancelled	229,000	—	—	—	—	—
Restricted share units awarded	(333,333)	—	—	—	—	—
Plan shares cancelled and not reauthorized	(4,136)	—	$120.63	—	$120.63	$120.63

Balance at June 30, 2010	4,431,231	4,961,928	$0.12	—	$115.00	$2.45

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2010 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2010, options to purchase 3,506,393 shares of common stock were exercisable and had an aggregate intrinsic value of zero. In addition, options that were not yet exercisable also had an intrinsic value of zero. Thus, all of the Company’s options were “under water” since all the exercise prices of the Company’s outstanding options exceeded the market value of the Company’s common stock as of June 30, 2010.
     No options were exercised during the six months ended June 30, 2010.
     A summary of the Company’s unvested restricted stock and performance bonus stock award as of June 30, 2010 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Balance at December 31, 2009	2,668,006	$0.41
Restricted share awards issued	350,000	0.12
Restricted share awards vested	(291,756)	0.23
Restricted share awards cancelled	(229,000	0.20

Balance at June 30, 2010	2,497,250	$0.41

     During the three months ended June 30, 2010, the Company issued 333,333 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In 2010, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in lieu of the aforementioned restricted stock unit grants and restricted stock awards.
8. Private Placement
     On June 21, 2010, the Company closed the June 2010 Private Placement in which it sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included three existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, the Company received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. The warrants have an exercise price of $0.1184 per share and are exercisable after the Company has called and held a special meeting of its shareholders to vote on a proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock and has received the requisite shareholder approval for the shareholder proposal. The warrants also include a mandatory exercise provision whereby the Company has the right to require the holders to exercise the warrants after it has received the requisite shareholder approval for the shareholder proposal. The warrants expire the earlier of 10 business days after the date on which the requisite shareholder approval for the shareholder proposal is received and 90 days after the issuance date of the warrants. Assuming the warrants are fully exercised at an exercise price of $0.1184 per share, the Company would receive approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants.
9. Net Loss Per Common Share
     The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the six month periods ended June 30, 2010 and 2009.
     The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2010 and 2009, as their effect would be anti-dilutive (in thousands):

	Six months ended
	June 30,
	2010	2009
Outstanding stock options	4,962	5,377
Unvested restricted stock	2,497	1,423
Unvested restricted stock units	333	—
Outstanding common stock warrants	7,527	—
10. Comprehensive Loss
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

	Six months ended
	June 30,
	2010	2009
Net loss	$(4,332)	$(9,813)
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	(2)	(8)

Comprehensive loss	$(4,334)	$(9,821)

11. Subsequent Events
     On July 30, 2010, the Company entered into a Stock Purchase Agreement with Novo Nordisk A/S providing for the issuance by the Company to Novo Nordisk A/S in a private placement of 26,000,000 shares of the Company’s common stock in consideration for the termination of all of the Company’s obligations under the Promissory Note and Security Agreement dated July 3, 2006, as well as the termination of the existing Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, previously entered into by the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with the January 2005 restructuring transaction with Novo Nordisk. The Promissory Note and Security Agreement dated July 3, 2006 evidences, among other things, a loan that was previously made by Novo Nordisk A/S to the Company in the principal amount of $7.5 million, which bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of approximately $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. As of June 30, 2010, the amount outstanding under the Promissory Note and Security Agreement, including accrued interest, was approximately $9.1 million.
     The closing of the transactions contemplated by the Stock Purchase Agreement is subject to the Company’s receipt of the requisite shareholder approval to increase the number of authorized shares of the Company’s common stock to cover the 26,000,000 million shares to be issued and other customary conditions. The Stock Purchase Agreement requires the Company to call and hold a special meeting of the Company’s shareholders to vote on a proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to cover the 26,000,000 shares to be issued. The Company intends to present this proposal and the proposal to approve an amendment to the Company’s amended and restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock contemplated by the June 2010 Private Placement to the Company’s shareholders at the same special meeting. The Company anticipates recording this transaction in the three months ending September 30, 2010 when the transaction is finalized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. Forward —looking statements include our anticipation of recording recurring royalty revenue beginning with the three months ending September 30, 2010, our belief that our cash and cash equivalents as of June 30, 2010 and the Zogenix quarterly royalty payments will be sufficient to enable us to fund our operations at least through the fourth quarter of 2010, our statements regarding the closing of the June 2010 Private Placement and the transactions contemplated by our Stock Purchase Agreement with Novo Nordisk A/S and our statements regarding our intent with respect to the related special meeting and proxy statement. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, the risk that the conditions to the closing of the June 2010 Private Placement and the transactions contemplated by our Stock Purchase Agreement with Novo Nordisk A/S might not be satisfied and the risk of any difficulties or delays in obtaining the required shareholder approval to increase the number of authorized shares of our common stock and those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”).
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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technology, including our liposomal ciprofloxacin formulation for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. However, we do expect to generate royalty revenue from the Intraject technology platform that we sold to Zogenix in 2006. As of June 30, 2010, we had an accumulated deficit of $352.8 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets to Zogenix, the milestone payment received from Zogenix during the first quarter of 2010 and interest earned on cash equivalents and short-term investments.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which we received and recorded as royalty revenue during the three months ended March 31, 2010. We are also entitled to quarterly royalty payments based on sales of the DosePro product. We anticipate recording this recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day lag following the end of the quarter in royalty reporting. We have been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After the first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
     On June 21, 2010, we closed the June 2010 Private Placement, in which we sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. The warrants have an exercise price of $0.1184 per share and are exercisable after we have called and held a special meeting of its shareholders to vote on a proposal to approve an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock and has received the requisite shareholder approval for the shareholder proposal. The warrants also include a mandatory exercise provision whereby we have the right to require the holders to exercise the warrants after we have received the requisite shareholder approval for the shareholder proposal. The warrants expire the earlier of 10 business days after the date on which the requisite shareholder approval for the shareholder proposal is received and 90 days after the issuance date of the warrants. Assuming the warrants are fully exercised at an exercise price of $0.1184 per share, we would receive approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants.
On July 30, 2010, we entered into a Stock Purchase Agreement with Novo Nordisk A/S providing for the issuance by us to Novo Nordisk A/S in a private placement of 26,000,000 shares of our common stock in consideration for the termination of all of our obligations under the Promissory Note and Security Agreement dated July 3, 2006 , as well as the termination of the existing Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, previously entered into by us, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with our January 2005 restructuring transaction with Novo Nordisk. The Promissory Note and Security Agreement evidences, among other things, a loan that was previously made by Novo Nordisk A/S to us in the principal amount of $7.5 million, which bears interest accruing at 5% per annum and the principal, along with the accrued interest, is payable in three equal payments of approximately $3.5 million at July 2, 2012, July 1, 2013 and June 30, 2014. As of July 30, 2010, the amount outstanding under the Promissory Note and Security Agreement, including accrued interest, was approximately $9.1 million. The closing of the transactions contemplated by the Stock Purchase Agreement is subject to our receipt of the requisite shareholder approval to increase the number of authorized shares of our common stock to cover the 26,000,000 shares to be issued and other customary conditions. The Stock Purchase Agreement requires us to call and hold a special meeting of our shareholders to vote on a proposal to approve an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of our common stock to cover the 26,000,000 shares to be issued. We intend to present this proposal and the proposal to approve an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of our common stock contemplated by the June 2010 Private Placement, to our shareholders at the same special meeting.
     In connection with obtaining shareholder approval to increase the number of authorized shares of our common stock described above, we will prepare a proxy statement for our shareholders to be filed with the SEC. The proxy statement will contain information about our company, the transaction and related matters. Shareholders are urged to read the proxy statement carefully when it is available because it will contain important information. We and our directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies. Information concerning our company and our directors and executive officers is set forth in our proxy statement and Annual Report on Form 10-K previously filed with the SEC.
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
     Royalty Revenue. The Company earns royalty revenue under the terms of the asset sale agreement with Zogenix. Revenue is recognized when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual terms in the asset sale agreement that allow Zogenix sixty days to complete their royalty report following the end of the quarter. In the first quarter of 2010, the Company received the $4.0 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro technology. This one-time payment was recorded as royalty revenue for the three months ended March 31, 2010. The Company anticipates recording the recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. The Company has been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2010 and December 31, 2009, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
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
     We used the Black-Scholes option-pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model, by its design, is complex, and dependent upon key data inputs estimated by management. We determine expected volatility using the historical method, which is based on the daily historical daily trading data of our common stock over the expected term of the option. Effective during the three months ended March 31, 2010, we began using the safe harbor method to calculate the expected term, as permitted by SAB 110. We believe that the use of this method is most appropriate for us considering the very limited, relevant historical experience of stock option exercises.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Three and six months ended June 30, 2010 and 2009
     We reduced our net loss by approximately $0.5 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009. These favorable results occurred because of lower research and development costs, lower restructuring and asset impairment costs and the receipt of a refund of escrow funds related to VAT payments that was received in the three months ended June 30, 2010. We significantly reduced our net loss by $5.5 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. These favorable results were due to the royalty revenue from Zogenix and lower operating expenses as compared with the prior year period. Operating expenses were lower despite our continued investment in our liposomal ciprofloxacin program, including the expenses related to our two ongoing clinical trials.
     We recorded no revenue in each of the three months ended June 30, 2010 and 2009. Total revenue was $4.0 million for the six months ended June 30, 2010 as compared with no revenue for the six months ended June 30, 2009. For the six months ended June 30, 2010, we recorded $4.0 million in royalty revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s DosePro product. We are also entitled to recurring quarterly royalty payments based on sales of the DosePro product. We anticipate recording this recurring royalty revenue beginning with the three months ending September 30, 2010 since the terms of the asset sale agreement provides for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. We have been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment due in late August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days. Consequently, we recorded no royalty revenue in the three months ended June 30, 2010.
     For the six months ended June 30, 2009, the Company did not record any revenue since all amounts invoiced under the Lung Rx collaboration agreement were deferred and not recognized as revenue until a subsequent period.
     Operating expenses were $4.1 million for the three months ended June 30, 2010 which represented a $0.4 million decrease from the three months ended June 30, 2009. Research and development expenses decreased $0.2 million and restructuring and impairment expenses also decreased by $0.2 million as compared with the three months ended June 30, 2009. Operating expenses were $8.2 million for the six months ended June 30, 2010, which represented a $1.4 million decrease as compared with the six months ended June 30, 2009. Research and development expenses decreased $1.1 million, general and administrative expenses decreased $0.1 million and restructuring and impairment expenses decreased $0.2 million as compared with the six months ended June 30, 2009.
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
Liquidity and Capital Resources
     As of June 30, 2010, we had cash and cash equivalents of $9.6 million and total working capital of $7.8 million. We believe that cash and cash equivalents on hand at June 30, 2010, as well as anticipated recurring royalty payments from Zogenix, will be sufficient to enable us to fund our operations at least through the fourth quarter of 2010.
     On June 21, 2010, we closed the June 2010 Private Placement in which we sold 34,702,512 shares of our common stock and warrants to purchase an aggregate of 7,527,214 shares of our common stock to accredited investors (which included three existing significant investors) under the terms of a securities purchase agreement that we entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. The warrants have an exercise price of $0.1184 per share and are exercisable after we have called and held a special meeting of our shareholders to vote on a proposal to approve an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock and we have received the requisite shareholder approval for the shareholder proposal. The warrants also include a mandatory exercise provision whereby we have the right to require the holders to exercise the warrants after we have received the requisite shareholder approval for the shareholder proposal. The warrants expire the earlier of 10 business days after the date on which we have received the requisite shareholder approval for the shareholder proposal and 90 days after the issuance date of the warrants. Assuming the warrants are fully exercised at an exercise price of $0.1184 per share, we would receive approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants.
     We are currently exploring means to fund the further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of our Phase 3 liposomal ciprofloxacin bronchiectasis trials, focusing primarily on establishing funded partnering agreements and through sale or out-licensing of non-strategic assets.
Six months ended June 30, 2010

     Total cash and cash equivalents increased by $5.7 million for the six months ended June 30, 2010. The increase in cash was primarily due to the net proceeds of $3.7 million from the sale of common stock in the June 2010 Private Placement and the net proceeds from the sale of short-term investments of $5.2 million. This increase was partially offset by cash used in operations of $3.3 million. Cash used for operations was favorably impacted by the receipt of the $4.0 million milestone payment from Zogenix.
Six months ended June 30, 2009
     As of June 30, 2009 we had cash, cash equivalents and short-term investments of $15.8 million, down from $19.1 million at December 31, 2008. The $3.3 million decrease consisted of a decrease of $9.6 million in cash and cash equivalents offset by an increase of $6.3 million in short-term investments. The overall decrease primarily resulted from the use of cash to fund operations, partially offset by the $3.9 million in proceeds from the registered direct offering of our common stock.
     Net cash used in operating activities for the six months ended June 30, 2009 was $7.3 million and primarily resulted from our net loss of $9.8 million, partially offset by non-cash expenses for depreciation, stock based compensation and facility lease exit expenses. Net cash used by investing activities was $6.3 million for the six months ended June 30, 2009 and represented the net purchase of short-term investments. Net cash provided by financing activities for the six months ended June 30, 2009 was $4.0 million which was primarily due to the registered direct offering of our common stock.
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
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the, “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
     We believe that Lung Rx was not entitled to terminate the Lung Rx Agreement. Accordingly, on September 14, 2009, we commenced non-binding arbitration proceedings against Lung Rx before the American Arbitration Association, alleging breach by Lung Rx of the Lung Rx Agreement and seeking a license fee, milestone payments, royalties, development costs and expenses, and attorneys’ fees from Lung Rx.
     In June 2010, a panel of arbitrators dismissed the arbitration proceedings on procedural grounds. We continue to review our options and may elect to pursue litigation in this matter in the future.

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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash and cash equivalents at June 30, 2010 and anticipated future recurring royalty payments will be sufficient to fund operations at least through the fourth quarter of 2010. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop. In addition, we currently have no authorized, unreserved shares of common stock available for future issuance. Accordingly, we do not have authorized shares of common stock available for issuance for future capital-raising activities and other corporate purposes and, therefore, will be required to seek shareholder approval to amend our amended and restated articles of incorporation to increase the number of authorized shares. There is no assurance that we would be able to obtain any such shareholder approval.
We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2010, we have an accumulated deficit of $352.8 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating and capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals and/or collaborative partnerships. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our Phase 2a clinical trials with inhaled liposomal ciprofloxacin showed promising initial efficacy and safety results both in patients with cystic fibrosis and non-cystic fibrosis bronchiectasis, there is no guarantee that longer term studies or studies in larger patient populations will confirm these results or that we will satisfy all efficacy and safety endpoints required by the regulatory authorities.
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
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Specifically, we may be unable to find a collaboration partner for our inhaled liposomal ciprofloxacin program and this may delay our development activities. Even if we are able to find one or more partners, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.
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
If any products that we or our future collaborators may develop do not attain adequate market acceptance by healthcare professionals and patients our business prospects and results of operations will suffer.
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
     We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our future collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Novartis, Johnson & Johnson and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.
Risks Related to Our Common Stock
Our stock price is likely to remain volatile.
     The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

•	investor perception of us;
•	market conditions relating to our segment of the industry or the securities markets in general;
•	investor perception of the value of the royalty stream from Zogenix;
•	sales of our stock by certain large institutional shareholders to meet liquidity concerns during the current economic climate;
•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;
•	failure to establish new collaborative relationships, specifically those related to our inhaled liposomal ciprofloxacin program;
•	fluctuations in our operating results;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential developments relating to products under development by us or our competitors;
•	developments or disputes concerning patents or proprietary rights;
•	delays in the development or approval of our product candidates;
•	regulatory developments in both the United States and foreign countries;
•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;
•	future sales or expected sales of substantial amounts of common stock by shareholders;
•	our ability to raise financing; and
•	economic and other external factors.
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
     Certain provisions of our amended and restated Articles of Incorporation and the California Corporations Code could discourage a party from acquiring, or make it more difficult for a party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow our board of directors to authorize the issuance, without shareholder approval, of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California Corporations Code, which requires us to provide a fairness opinion to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.

     We have adopted a shareholder rights plan, commonly known as a “poison pill.” We have also adopted an Executive Officer Severance Plan and a Form of Change of Control Agreement, both of which may provide for the payment of benefits to our officers in connection with an acquisition. The provisions of our amended and restated Articles of Incorporation, our poison pill, our severance plan and our change of control agreements, and provisions of the California Corporations Code may discourage, delay or prevent another party from acquiring us or reduce the price that a buyer is willing to pay for our common stock.
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
**A small number of shareholders own a large percentage of our common stock and can influence the outcome of matters submitted to our shareholders for approval.
     A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of June 28, 2010, our three largest investors, collectively, control in excess of a majority of our outstanding common stock, as well as warrants to purchase 7,226,125 shares that are exercisable upon shareholder approval. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.
     **You may experience significant dilution of your ownership interests because of the future issuance of additional shares of our common stock.
     We are required to or may issue in the future additional shares of our common stock, resulting in the dilution of the ownership interests of our current stockholders. As of the date hereof, there were (i) 137,778,964 shares of our common stock outstanding, (ii) 12,221,036 shares reserved for issuance upon the exercise of options or restricted stock units granted or available for grant under our equity compensation plans, (iii) 7,527,214 shares of our common stock issuable pursuant to the terms and conditions of the warrants that were issued in the June 2010 Private Placement and (iv) 26,000,000 shares of our common stock issuable pursuant to the terms and conditions of our July 30, 2010 stock purchase agreement with Novo Nordisk A/S. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.
     **Our common stock may be considered a “penny stock.”
     The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price for our common stock has been below $5.00 per share and so long as our stock trades for less than $5.00 per share, it will be considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 21, 2010, we closed the June 2010 Private Placement, in which we sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. The warrants have an exercise price of $0.1184 per share and are exercisable after we have called and held a special meeting of its shareholders to vote on a proposal to approve an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock and has received the requisite shareholder approval for the shareholder proposal. The warrants also include a mandatory exercise provision whereby we have the right to require the holders to exercise the warrants after we have received the requisite shareholder approval for the shareholder proposal. The warrants expire the earlier of 10 business days after the date on which the requisite shareholder approval for the shareholder proposal is received and 90 days after the issuance date of the warrants. Assuming the warrants are fully exercised at an exercise price of $0.1184 per share, we would receive approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants. The common stock and the warrants were offered and sold to the investors without registration under the Securities Act of 1933, as amended, in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. (REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
     Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description
10.1 (1)	Securities Purchase Agreement, June 18, 2010, by and among Aradigm Corporation and the investors listed on the Schedule of Buyers attached thereto.

10.2 (2)	Form of Registration Rights Agreement by and among Aradigm Corporation and the investors listed on the signature pages thereto.

10.3 (3)	Form of Warrant to be issued to the Buyers under the Securities Purchase Agreement.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2010.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 21, 2010.

Aradigm and AERx are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 13, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1 (1)	Securities Purchase Agreement, June 18, 2010, by and among Aradigm Corporation and the investors listed on the Schedule of Buyers attached thereto.

10.2 (2)	Form of Registration Rights Agreement by and among Aradigm Corporation and the investors listed on the signature pages thereto.

10.3 (3)	Form of Warrant to be issued to the Buyers under the Securities Purchase Agreement.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2010.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 21, 2010.