Form 10-Q
period 2010-09-30
ARADIGM CORP
filed 2010-11-12
CIK 1013238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 09, 2010)
Common	172,462,378

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,367	$3,903
Short-term investments	270	5,228
Receivables	111	155
Prepaid and other current assets	164	328

Total current assets	7,912	9,614
Property and equipment, net	1,693	2,166
Notes receivable	53	52
Other assets	137	133

Total assets	$9,795	$11,965

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$223	$572
Accrued clinical and cost of other studies	838	670
Accrued compensation	514	341
Facility lease exit obligation	141	263
Other accrued liabilities	395	357

Total current liabilities	2,111	2,203
Deferred rent	111	136
Facility lease exit obligation, non-current	754	828
Other non-current liabilities	75	75
Note payable and accrued interest	—	8,896

Total liabilities	3,051	12,138

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 213,527,214 at September 30, 2010; 150,000,000 at December 31, 2009; issued and outstanding shares: 172,320,344 at September 30, 2010; 102,381,116 at December 31, 2009	358,207	348,271
Accumulated other comprehensive income	—	2
Accumulated deficit	(351,463)	(348,446)

Total shareholders’ equity (deficit)	6,744	(173)

Total liabilities and shareholders’ equity (deficit)	$9,795	$11,965

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Contract revenue	$—	$4,883	$—	$4,883
Royalty revenue	239	—	4,239	—

Total revenue	239	4,883	4,239	4,883

Operating expenses:
Research and development	2,403	2,426	7,976	9,079
General and administrative	895	1,323	3,530	4,089
Restructuring and asset impairment	11	1,638	37	1,860

Total operating expenses	3,309	5,387	11,543	15,028

Loss from operations	(3,070)	(504)	(7,304)	(10,145)
Interest income	3	16	17	58
Interest expense	(95)	(109)	(313)	(318)
Other income (expense), net	15	1	121	(3)
Gain from extinguishment of debt	4,462	—	4,462	—

Net income/(loss)	$1,315	$(596)	$(3,017)	$(10,408)

Basic and diluted net income/(loss) per common share	$0.01	$(0.01)	$(0.03)	$(0.12)

Shares used in computing basic net income/(loss) per common share	139,167	99,347	114,787	89,888

Shares used in computing diluted net income/(loss) per common share	140,177	99,347	114,787	89,888

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,017)	$(10,408)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on property and equipment	—	1,654
Amortization and accretion of investments	26	6
Depreciation and amortization	471	899
Stock-based compensation expense	622	622
Loss on retirement and sale of property and equipment	7	3
Gain on debt extinguishment	(4,526)	—
Facility lease exit cost	—	158
Changes in operating assets and liabilities:
Receivables	44	150
Prepaid and other current assets	164	66
Other assets	(5)	(5)
Accounts payable	(349)	(494)
Accrued compensation	173	(115)
Other liabilities	516	425
Deferred rent	(25)	(56)
Deferred revenue	—	(4,122)
Facility lease exit obligation	(196)	(263)

Net cash used in operating activities	(6,095)	(11,480)

Cash flows from investing activities:
Capital expenditures	(5)	185
Purchases of short-term investments	(270)	(9,649)
Proceeds from sales and maturities of short-term investments	5,200	3,380
Note receivable payments	—	(16)

Net cash provided by (used in) investing activities	4,925	(6,100)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	3,927
Proceeds from private placement of common stock and exercise of warrants, net	4,591	—
Proceeds from issuance of common stock	43	37

Net cash provided by financing activities	4,634	3,964

Net increase (decrease) in cash and cash equivalents	3,464	(13,616)
Cash and cash equivalents at beginning of period	3,903	16,741

Cash and cash equivalents at end of period	$7,367	$3,125

Supplemental schedule of non-cash financing activities:
Non-cash reduction in note payable and accrued interest from issuance of common stock	$4,680	$—

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
1. Organization, Basis of Presentation and Liquidity
Organization
     Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving any revenues from the sale of products in the upcoming year, except for royalty revenue from Zogenix, Inc. The Company operates as a single operating segment.
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
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information, please refer to the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K. We have evaluated events that have occurred after September 30, 2010 and through the date that the unaudited financial statements were issued.
Liquidity
     The Company had cash, cash equivalents and short-term investments of approximately $7.6 million as of September 30, 2010. The Company believes that this amount, as well as anticipated recurring royalty payments from Zogenix and the anticipated Qualifying Therapeutic Discovery Project grants totaling approximately $733,000, will be sufficient to enable it to fund operations through at least the first quarter of 2011.
     On June 21, 2010, the Company closed a private placement, in which the Company sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010 (the “June 2010 Private Placement”). At the closing of the June 2010 Private Placement, the Company received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After the Company held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend the Company’s amended and restated articles of incorporation to increase the total number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and the Company received approximately $891,000 in additional aggregate net proceeds from the exercise of the warrants.
     The Company is currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to fund the further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of the Phase 3 liposomal ciprofloxacin bronchiectasis trials. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.
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
     Royalty Revenue. The Company earns royalty revenue under the terms of the asset sale agreement with Zogenix. Revenue is recognized when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual terms in the asset sale agreement that allow Zogenix sixty days to complete their royalty report following the end of the quarter. In the first quarter of 2010, the Company received the $4.0 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro* technology. This one-time payment was recorded as royalty revenue for the three months ended March 31, 2010. The Company received the quarterly report and payment in August 2010 and recorded $239,000 in royalty revenue in the three months ended September 30, 2010.
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
Stock-Based Compensation
     The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments, including stock options and restricted stock awards and stock issued under the Company’s employee stock purchase plan. This guidance requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and statement of cash flows of the tax effects of stock-based compensation awards.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2010 and December 31, 2009, the Company believed that the amount of its deferred income taxes would not ultimately be recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share
     Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were included for the quarter ended September 30, 2010 but were excluded in all other periods presented, because inclusion of such shares would have been anti-dilutive.
Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method for revenue recognition for research and development arrangements. This standard provides guidance on the criteria that should be met to recognize revenue upon achievement of the related milestone event. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company adopted this guidance in the third quarter of 2010. The Company will evaluate the impact of this guidance upon entering into any future collaboration arrangements.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. The new guidance did not have an effect on our consolidated results of operations and financial condition.
     On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted this guidance for the three months ended March 31, 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.
     In September 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple deliverable revenue arrangements. The Company will evaluate the impact of this standard for any multiple-deliverable arrangements that are entered into in the future.
3. Cash, Cash Equivalents and Short-Term Investments
     A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
September 30, 2010
Cash and cash equivalents	$7,367	$—	$—	$7,367

Short-term investments:
Commercial paper	$270	$—	$—	$270
Certificates of deposit	—	—	—	—
U.S. treasury and agencies	—	—	—	—

Total	$270	$—	$—	$270

December 31, 2009
Cash and cash equivalents	$3,903	$—	$—	$3,903

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	3,183	2	—	3,185
U.S. treasury and agencies	1,543	—	—	1,543

Total	$5,226	$2	$—	$5,228

     All short-term investments at September 30, 2010 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in other comprehensive income.
     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes.
4. Fair Value Measurements
     The Company records its cash and cash equivalents and its short-term investments at fair value. The Company classifies these assets by using the fair value hierarchy which is based on the inputs used to measure fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value. The following table summarizes the basis used to measure certain assets at fair value on a recurring basis at September 30, 2010 (in thousands):

	Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,367	$2,286	$5,081	$—

Short-term investments:
Commercial paper	$270	$—	$270	$—
Total	$270	$—	$270	$—

     The Company’s cash and cash equivalents at September 30, 2010 consisted of cash, commercial paper and money market funds. Money market funds are valued using quoted market prices. The Company uses an independent third party pricing service to value its commercial paper, and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing models.
5. Sublease Agreement and Lease Exit Liability
     On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”), under which the Company subleases to Mendel approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. The Company recorded a $2.1 million impairment expense related to the sublease for the year ended December 31, 2007.
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
     The lease exit liability activity for the nine months ended September 30, 2010 is as follows (in thousands):

Nine Months Ended
September 30, 2010
Balance at January 1, 2010	$1,091
Accretion expense	37
Lease payments	(233)

Balance at September 30, 2010	$895

     As of September 30, 2010, $141,000 of the $895,000 balance was recorded as a current liability and $754,000 was recorded as a non-current liability.
6. Collaborations and Royalty Agreements
Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, the Company received a $4.0 million initial payment from Zogenix and was entitled to a $4.0 million milestone payment upon initial U.S. commercialization, as well as quarterly royalty payments in the amount of 3% of Net Sales of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL* DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled the Company to the $4.0 million milestone payment which was received and recorded as royalty revenue during the three months ended March 31, 2010. In August 2010, the Company received the quarterly royalty payment and recorded $239,000 in royalty revenue for the three months ended September 30, 2010. The terms of the asset sale agreement provide for royalty payments of 3% of Net Sales to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. The Company has been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment received in August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
7. Stock-Based Compensation and Stock Options, Awards and Units
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Costs and expenses:
Research and development	$54	$70	$146	$231
General and administrative	117	166	476	391

Total stock based compensation expense	$171	$236	$622	$622

     There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2010 and 2009. Since the Company did not record a tax provision during the quarters ended September 30, 2010 and 2009, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.5 million as of September 30, 2010. This amount will be recognized over a weighted average period of 1.76 years.
     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2010 was $158,000. The Company retained purchase rights with respect to 2,668,916 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2010. As of September 30, 2010, there was $0.4 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 1.73 years.
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
     Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended September 30, 2010:

		Options Outstanding
	Shares Available					Weighted
	for Grant of					Average
	Option, Award or	Number of				Exercise
	Unit	Shares	Exercise Price Range			Price
Balance at January 1, 2010	763,185	5,088,443	$0.15	—	$120.63	$2.49
Shares authorized	4,000,000	—	—	—	—	—

Options granted	(1,790,000)	1,790,000	$0.12	—	$0.18	$0.17
Options exercised	—	—	—	—	—	—
Options cancelled	717,627	(717,627)	$0.25	—	$120.63	$6.02
Restricted share awards granted	(1,781,666)	—	—	—	—	—
Restricted share awards cancelled	429,000	—	—	—	—	—
Restricted share units awarded	(333,333)	—	—	—	—	—
Plan shares cancelled and not reauthorized	(9,736)	—	$107.81	—	$120.63	$113.26

Balance at September 30, 2010	1,995,077	6,160,816	$0.12	—	$115.00	$2.21

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2010 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2010, options to purchase 3,544,041 shares of common stock were exercisable and had an aggregate intrinsic value of $23,000. In addition, options that were not yet exercisable had an intrinsic value of $36,000.
     No options were exercised during the nine months ended September 30, 2010.

     A summary of the Company’s unvested restricted stock and performance bonus stock award as of September 30, 2010 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Balance at December 31, 2009	2,668,006	$0.41
Restricted share awards issued	1,781,666	0.16
Restricted share awards vested	(1,351,756)	0.20
Restricted share awards cancelled	(429,000	0.19

Balance at September 30, 2010	2,668,916	$0.39

     During the nine months ended September 30, 2010, the Company issued 333,333 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In 2010, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in lieu of the aforementioned restricted stock unit grants and restricted stock awards.
8. Private Placement
     On June 21, 2010, the Company closed the June 2010 Private Placement, in which the Company sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, the Company received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After the Company held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend the Company’s amended and restated articles of incorporation to increase the total number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and the Company received approximately $891,000 in additional aggregate net proceeds from the exercise of the warrants.
9. Debt Extinguishment
     On September 15, 2010, the Company closed the issuance to Novo Nordisk A/S of 26,000,000 shares of common stock under a stock purchase agreement, dated as of July 30, 2010, by and among Aradigm and Novo Nordisk A/S (the “Novo Nordisk Stock Purchase Agreement”), in consideration for the termination of all of our obligations under a promissory note and security agreement dated July 3, 2006 in favor of Novo Nordisk A/S. The closing occurred after the Company held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend its amended and restated articles of incorporation to increase the total number of authorized shares of its common stock to cover the 26,000,000 shares issuable under the Novo Nordisk Stock Purchase Agreement. An amended and restated stock purchase agreement, dated as of January 26, 2005, previously entered into by the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with the January 2005 restructuring transaction with Novo Nordisk was also terminated at the closing. The July 3, 2006 promissory note and security agreement had evidenced, among other things, a loan that had been previously made by Novo Nordisk A/S to the Company in the principal amount of $7.5 million, which bore interest accruing at 5% per annum and the principal, along with the accrued interest, had been payable in three equal payments of approximately $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014.
     The Company valued the common stock issued at $4.7 million using the closing price on the day preceding the day of issuance of the shares following the special meeting of shareholders and recorded the difference between the value of the common stock issued and the carrying value of the note and accrued interest as a “Gain from debt extinguishment” of $4.5 million in the condensed statement of operations. The “Gain from debt extinguishment” on the consolidated statement of operations was reduced by direct legal costs incurred of $64,000.
10. Net Income (Loss) Per Common Share
     The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:

Net income/(loss)	$1,315	$(596)	$(3,017)	$(10,408)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	139,167	99,347	114,787	89,888
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	1,010	—	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	140,177	99,347	114,787	89,888

Basic net income/(loss) per share	$0.01	$(0.01)	$(0.03)	$(0.12)

Diluted net income/(loss) per share	$0.01	$(0.01)	$(0.03)	$(0.12)

     For the three months ended September 30, 2010, the Company excluded 4.7 million shares of outstanding stock options, from the calculation of diluted net income/(loss) per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market price of the common shares during the period and the inclusion of these shares would be anti- dilutive.
     For the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. At September 30, 2010 and 2009, the Company had the following dilutive securities outstanding (in thousands):

	Nine months ended
	September 30,
	2010	2009
Outstanding stock options	6,161	5,146
Unvested restricted stock	2,668	2,920
Unvested restricted stock units	333	—
11. Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$1,315	$(596)	$(3,017)	$(10,408)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	—	7	(2)	(1)

Comprehensive loss	$1,315	$(589)	$(3,019)	$(10,409)

12. Subsequent Events
     On November 2, 2010, the Company announced that it received notification from the U.S. Internal Revenue Service (IRS) that it was approved to receive three grants in the amount of $244,479.25 each for qualified investments in three qualifying therapeutic discovery projects. In July 2010, the Company applied for grants for three projects under the Qualifying Therapeutic Discovery Project. The three projects were: 1) ARD-3150 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis, 2) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis and 3) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Cystic Fibrosis. After a determination by U.S. Department of Health and Human Services (HHS) that all three projects met the definition of a “qualifying therapeutic discovery project”, the IRS certified the qualifying investment and approved the award amount of $244,479.25 per project, for a total of $733,437.75 in awards to the Company. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. Forward—looking statements include, but are not limited to, statements regarding: (i) our expectation that we will continue to receive royalty revenue from Zogenix, (ii) our anticipation that we will not receive any revenues from the sale of products in the upcoming year, except for royalty revenue from Zogenix, (iii) our belief that our cash, cash equivalents and short-term investments as of September 30, 2010, the anticipated recurring royalty payments from Zogenix and the anticipated Qualifying Therapeutic Discovery Project grants totaling approximately $733,000 will be sufficient to enable us to fund our operations through at least the first quarter of 2011, (iv) our business strategies, including our strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients or that we will be able to enter into co-development , co-promotion or other marketing arrangements with collaborators and (v) our expectations regarding clinical trials, including the expected timing and completion of the ORBIT-1 trial.. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”).
     These forward-looking statements and our business are subject to significant risks including, but not limited to: (i) our ability to obtain additional financing, (ii) our ability to implement our product development strategy, (iii) the success of product development efforts, (iv) obtaining and enforcing patents important to our business, (v) clearing the lengthy and expensive regulatory approval process and (vi) possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
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
     Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technology, including our liposomal ciprofloxacin formulation for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the next several years as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. However, we do expect to receive royalty revenue from Zogenix relating to the Intraject technology platform that we sold to Zogenix in 2006. As of September 30, 2010, we had an accumulated deficit of $351.5 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets to Zogenix, the milestone payment received from Zogenix during the first quarter of 2010 and interest earned on cash equivalents and short-term investments.
     Over the last four years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (“EU”). It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidate is a proprietary liposomal formulation of the antibiotic ciprofloxacin that is delivered by inhalation for the treatment of infections associated with the severe respiratory diseases cystic fibrosis and non-cystic fibrosis bronchiectasis. We received orphan drug designations for both of these indications in the U.S. and for cystic fibrosis in the European Union. We have reported the results of two successful Phase 2a trials with this product candidate in cystic fibrosis (“CF”) and non-cystic fibrosis bronchiectasis (“BE”), respectively, and one successful Phase 2b trial in BE as described below.
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
     In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 6-month, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 40 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed will include long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits.
     In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint and one of the secondary endpoints. The primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28 - was met. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the ARD-3150 group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the ARD-3150 group (p=0.05). Positive trends were observed in the key area of pulmonary exacerbations. The median time to first exacerbation was 58 days in the placebo group versus 134 days in the ARD-3150 group and there were fewer exacerbations in the treatment group compared to the placebo group. ARD-3150 was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups. Data from additional analyses of the secondary endpoints will be reported in future conferences and press releases.
     In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial, an international, randomized, double-blind, placebo-controlled Phase 2b study designed to evaluate inhaled liposomal ciprofloxacin with the ARD-3100 formulation in patients with BE under the aforementioned U.S. IND. The ORBIT-1 trial will randomize 96 patients, who will receive for four weeks, either one of two different once-daily inhaled doses (100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively) or once-daily inhaled placebo. The primary efficacy endpoint will be the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints will include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes will be monitored for safety. The ORBIT-1 trial is currently enrolling patients.
     The results from each of these trials will produce an extensive data base of information from which we hope to select the optimum product and the most appropriate endpoints to test in Phase 3. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system for each of these Phase 2b trials.
     In May 2010, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (ARD-3100) Investigational New Drug (IND) application for the management of cystic fibrosis (CF). The first trial planned under this IND is a Phase 1/2a study in pediatric CF patients. Initiating this trial will be dependent upon obtaining additional funding from a funded partnership agreement or a financing
     The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our inhalation anthrax program discussed below. We believe our inhaled liposomal ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in severe asthma and COPD patients. The Company is in discussions with other pharmaceutical companies with the view to entering into collaboration agreements to complete the development and commercialization of inhaled liposomal ciprofloxacin.
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
     In August 2006, we sold all of the assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, we received a $4.0 million initial payment from Zogenix and would be entitled to a $4.0 million milestone payment upon initial U.S. commercialization, as well as quarterly royalty payments in the amount of 3% of Net Sales upon commercialization of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL DosePro”). The NDA was accepted for filing by the FDA in March 2008. The same month, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.
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
     On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL DosePro product. The U.S. launch entitled us to the $4.0 million milestone payment which we received and recorded as royalty revenue during the three months ended March 31, 2010. We are also entitled to quarterly royalty payments based on sales of the DosePro product. We recorded the first of these recurring royalty payments in the amount of approximately $239,000 beginning with the three months ended September 30, 2010 since the terms of the asset sale agreement provides for royalty payments of 3% of Net Sales to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. We have been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment received in August 2010. After the first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
     On June 21, 2010, we closed the June 2010 Private Placement, in which we sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After we held our special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and we received approximately $891,000 in additional aggregate net proceeds from the exercise of the warrants.
     On September 15, 2010, we closed the issuance to Novo Nordisk A/S of 26,000,000 shares of our common stock under a stock purchase agreement, dated as of July 30, 2010, by and among us and Novo Nordisk A/S, in consideration for the termination of all of our obligations under a promissory note and security agreement dated July 3, 2006 in favor of Novo Nordisk A/S. The closing occurred after we held our special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the 26,000,000 shares issuable under the Novo Nordisk Stock Purchase Agreement. An amended and restated stock purchase agreement, dated as of January 26, 2005, previously entered into by us, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with our January 2005 restructuring transaction with Novo Nordisk was also terminated at the closing. The July 3, 2006 promissory note and security agreement had evidenced, among other things, a loan that had been previously made by Novo Nordisk A/S to us in the principal amount of $7.5 million, which bore interest accruing at 5% per annum and the principal, along with the accrued interest, had been payable in three equal payments of approximately $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014.
     In November 2010, we received notification from the U.S. Internal Revenue Service (IRS) that we were approved to receive three grants in the amount of $244,479.25 each for qualified investments in three qualifying therapeutic discovery projects. In July 2010, we applied for grants for three projects under the Qualifying Therapeutic Discovery Project. The three projects were: 1) ARD-3150 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis, 2) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis and 3) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Cystic Fibrosis. After a determination by U.S. Department of Health and Human Services (HHS) that all three projects met the definition of a “qualifying therapeutic discovery project”, the IRS certified the qualifying investment and approved the award amount of $244,479.25 per project, for a total of $733,437.75 in awards to us. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.
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

Revenue Recognition
     We recognize revenue under the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605, Revenue Recognition. In addition, contract revenue from our collaboration arrangements typically contain multiple elements and are accounted for under the guidance of ASC 605-25, Revenue Recognition-Multiple Element Arrangements.
     Contract Revenue. Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. We record license fees, milestone fees, reimbursement of research and development expenses as contract revenue. We review all of these arrangements for the existence of multiple elements. We review elements that have been delivered and determine whether such items have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting and are recognized as revenue when delivered and collection is reasonably assured. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. Revenue recognition criteria are identified and applied to each separate unit of accounting. We typically have not had reliable evidence of separate units and have treated the entire arrangement as a single unit of accounting.
     Royalty Revenue. We earn royalty revenue under the terms of the asset sale agreement with Zogenix. Revenue is recognized when the amounts under this agreement can be determined and when collectability is probable. We have no performance obligations under this agreement. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual terms in the asset sale agreement that allow Zogenix sixty days to complete their royalty report following the end of the quarter. In the first quarter of 2010, we received the $4.0 million milestone payment that was due upon the first commercial sale by Zogenix of a product using the DosePro technology. This one-time payment was recorded as royalty revenue for the three months ended March 31, 2010. We received the first royalty payment and recorded $239,000 in recurring royalty revenue in the three months ended September 30, 2010. The terms of the asset sale agreement provide for royalty payments to be based on cash received by Zogenix on their product sales and there is a sixty day period following the end of the quarter for Zogenix to complete their royalty reporting. We have been informed by Zogenix that wholesalers distributing the SUMAVEL DosePro product were given net 90 day payments terms for the first quarter sales, resulting in the effective delay of first quarter 2010 royalties until the second quarter 2010 royalty payment which we received in August 2010. After first quarter 2010, the payment terms for wholesalers reverted to net 30 days.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2010 and December 31, 2009, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
Employee Stock-Based Compensation
     We follow the fair value method of accounting for employee stock-based compensation arrangements in accordance with ASC 718, Compensation — Stock Compensation. We record expense for stock-based compensation, which includes stock options, restricted stock awards and purchases of common stock under the Employee Stock Purchase Plan. The expense amount that is recorded is based on the fair value of the award on the date of grant and is recognized as compensation expense. Expense is recognized over the vesting period of the award.
     We used the Black-Scholes option-pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model, by its design, is complex, and dependent upon key data inputs estimated by management. We determine expected volatility using the historical method, which is based on the daily historical daily trading data of our common stock over the expected term of the option. Effective during the three months ended March 31, 2010, we began using the simplified method to calculate the expected term, as permitted by SAB 110. We believe that the use of this method is most appropriate for us considering the very limited, relevant historical experience of stock option exercises.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Three months ended September 30, 2010 and 2009
     Our net income was $1.3 million for the three months ended September 30, 2010, as compared to a net loss of $0.6 million for the same period in 2009. These favorable results occurred because of the non-recurring gain on the extinguishment of the Novo Nordisk promissory note, lower general and administrative costs, and lower restructuring and asset impairment costs, which more than offset a decrease in contract revenue.
     We recorded $239,000 in revenue, all of which represented recurring royalty revenue from Zogenix for the three months ended September 30, 2010. During the three months ended September 30, 2009, we recorded $4.9 million in contract revenue that had previously been deferred under our Exclusive License, Development and Commercialization Agreement with Lung Rx. We recorded the Lung Rx-related revenue during the three months ended September 30, 2009 due to the termination of the Lung Rx Agreement.
     Operating expenses were $3.3 million for the three months ended September 30, 2010 which represented a $2.1 million decrease from the three months ended September 30, 2009. General and administrative expenses decreased $0.4 million, restructuring and impairment expenses decreased by $1.6 million and gain from extinguishment of debt increased by $4.5 million as compared to the three months ended September 30, 2009.
     The decrease in general and administrative expenses was due to cost control efforts during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and the receipt of property tax refunds from the County of Alameda recorded in the three months ended September 30, 2010. The decrease in restructuring and asset impairment relates to the asset impairment of the AERx production assets that was recorded in the three months ended September 30, 2009.

Nine months ended September 30, 2010 and 2009
     We significantly reduced our net loss by $7.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The reduction of net loss resulted from milestone royalty revenue from Zogenix, the non-recurring gain on the extinguishment of the Novo Nordisk promissory note and lower operating expenses, which more than offset the decrease in contract revenue, as compared to the nine months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010 were lower as compared to the nine months ended September 30, 2009 despite our continued investment in our liposomal ciprofloxacin program, including the expenses related to our two Phase 2b clinical trials.
     Total revenue was $4.2 million for the nine months ended September 30, 2010 as compared to $4.9 million revenue for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded $4.0 million in royalty revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s DosePro product, as well as recurring royalty revenue. For the nine months ended September 30, 2009, we recorded $4.9 million in previously deferred revenues due to the termination of the Lung Rx Agreement.
     Operating expenses were $11.5 million for the nine months ended September 30, 2010, which represented a $3.5 million decrease as compared to the nine months ended September 30, 2009. Research and development expenses decreased by $1.1 million, general and administrative expenses decreased by $0.6 million and restructuring and impairment expenses decreased by $1.8 million as compared to the nine months ended September 30, 2009.
     The decrease in research and development expenses was due to lower AERx-related expenses for headcount, contract manufacturing and depreciation expenses. AERx-related expenses decreased due to the termination of the Lung Rx collaboration in June 2009 and the subsequent suspension of AERx-related development activity. These decreases were partially offset by higher direct clinical expenses related to our liposomal ciprofloxacin Phase 2b trials. The decrease in restructuring and asset impairment relates to the asset impairment of the AERx production assets that occurred in 2009.
     The decrease in general and administrative expenses was due to cost control efforts for the nine months ended September 30, 2010 and the receipt of property tax refunds from the County of Alameda recorded in 2010.
Liquidity and Capital Resources
     As of September 30, 2010, we had cash, cash equivalents and short-term investments of $7.6 million and total working capital of $5.8 million. We believe that this amount, as well as anticipated recurring royalty payments from Zogenix and the anticipated Qualifying Therapeutic Discovery Project grants totaling approximately $733,000, will be sufficient to enable us to fund our operations through at least the first quarter of 2011.
     On June 21, 2010, we closed the June 2010 Private Placement in which we sold 34,702,512 shares of our common stock and warrants to purchase an aggregate of 7,527,214 shares of our common stock to accredited investors (which included few then existing significant investors) under the terms of a securities purchase agreement that we entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After we held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and we received approximately $891,000 in additional aggregate net proceeds from the exercise of the warrants.
     We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to fund the further development of the cystic fibrosis indication for ARD-3100, as well as the anticipated costs of the Phase 3 liposomal ciprofloxacin bronchiectasis trials. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.
Nine months ended September 30, 2010
     As of September 30, 2010, we had cash, cash equivalents and short-term investments of $7.6 million, down from $9.1 million at December 31, 2009. The overall decrease primarily resulted from the use of cash to fund operations partially offset by the $4.6 million in proceeds from the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.

     Net cash used in operating activities for the nine months ended September 30, 2010 was $6.1 million reflecting our net loss of $3.0 million, which was partially offset by the non-recurring gain on the extinguishment of the Novo Nordisk promissory note resulting in a non-cash gain of $4.5 million and partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash provided by investing activities for the nine months ended September 30, 2010 was $4.9 million and primarily resulted from the proceeds from the sales of short-term investments. Net cash provided by financing activities for the nine months ended September 30, 2010 was $4.6 million and was primarily due to the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.
Nine months ended September 30, 2009
     As of September 30, 2009, we had cash, cash equivalents and short-term investments of $11.7 million, down from $19.1 million at December 31, 2008. The overall decrease primarily resulted from the use of cash to fund operations, partially offset by the $3.9 million in proceeds from the registered direct offering of our common stock.
     Net cash used in operating activities for the nine months ended September 30, 2009 was $11.5 million and primarily resulted from our net loss of $10.4 and the decrease of deferred revenue of $4.1 million. These uses of cash were partially offset by non-cash expenses for the impairment of AERx assets, depreciation, stock-based compensation and facility lease exit expenses. Net cash used by investing activities for the nine months ended September 30, 2009 was $6.1 million in the first nine months of 2009 and primarily represented the net purchase of short-term investments. Net cash provided by financing activities for the nine months ended September 30, 2009 was $4.0 million which was primarily due to the sale of our common stock in our February 2009 registered direct offering.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The disclosures in this section are not required since we qualify as a smaller reporting company.
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
     Not applicable.
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
          We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on a timely basis and on acceptable terms or at all, especially in light of the current difficult financing environment. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations. Our future capital requirements will depend on many factors, including:
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
Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash, cash equivalents and short-term investments as of September 30, 2010, anticipated future recurring royalty payments and the anticipated Qualifying Therapeutic Discovery Project grants totaling approximately $733,000 will be sufficient to fund operations through at least the first quarter of 2011. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
          We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
          We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2010, we have an accumulated deficit of $351.5 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating and capital expenditures, we expect to continue to incur substantial losses over at least the next several years as we:
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
          Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals and/or collaborative partnerships. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our Phase 2a clinical trials with inhaled liposomal ciprofloxacin both in patients with cystic fibrosis and non-cystic fibrosis bronchiectasis and our Phase 2b clinical trial in non-cystic fibrosis bronchiectasis patients showed promising efficacy and safety results, there is no guarantee that longer term studies or studies in larger patient populations will confirm these results or that we will satisfy all efficacy and safety endpoints required by the regulatory authorities.
          If our clinical trials are delayed because of patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.
          Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in planned patient enrollment in our current Phase 2b (ORBIT-1) trial or future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.
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
          * * We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.
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
Risks Related to Our Common Stock
          **Our stock price is likely to remain volatile.
          The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:
•	investor perception of us;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	announced results from our current and future clinical trials;

•	investor perception of the value of the royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to establish new collaborative relationships, specifically those related to our inhaled liposomal ciprofloxacin program;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise financing; and

•	economic and other external factors.
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
          A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of October 25, 2010, our three largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.
          **You may experience significant dilution of your ownership interests because of the future issuance of additional shares of our common stock.
          We currently have 30,000,000 shares of our common stock available to issue and we may issue in the future additional shares of our common stock, resulting in the dilution of the ownership interests of our current shareholders. The future issuance of any additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 21, 2010, we closed the June 2010 Private Placement, in which we sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included a few existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After we held our special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and we received approximately $891,000 in additional aggregate net proceeds from the exercise of the warrants.
     The common stock and the warrants were offered and sold to the investors without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.
     On September 15, 2010, we closed the issuance to Novo Nordisk A/S of 26,000,000 shares of common stock under the Novo Nordisk Stock Purchase Agreement in consideration for the termination of all of our obligations under a promissory note and security agreement dated July 3, 2006 in favor of Novo Nordisk A/S. The closing occurred after we held a special meeting of shareholders on

September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the 26,000,000 shares issuable under the Novo Nordisk Stock Purchase Agreement. An amended and restated stock purchase agreement, dated as of January 26, 2005, previously entered into by us, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with our January 2005 restructuring transaction with Novo Nordisk was also terminated at the closing. The July 3, 2006 promissory note and security agreement had evidenced, among other things, a loan that had been previously made by Novo Nordisk A/S to us in the principal amount of $7.5 million, which bore interest accruing at 5% per annum and the principal, along with the accrued interest, had been payable in three equal payments of approximately $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014. The shares were offered and issued to Novo Nordisk A/S without registration under the Securities Act, or any state securities laws in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
3.1 (1)	Amended and Restated Articles of Incorporation of Aradigm Corporation, as amended to date.

10.1 (2)	Stock Purchase Agreement, dated as of July 30, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.2 (3)	Registration Rights Agreement, dated as of July 30, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.3 (4)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2010.

(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1 (1)	Amended and Restated Articles of Incorporation of Aradigm Corporation, as amended to date.

10.1 (2)	Stock Purchase Agreement, dated as of July 30, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.2 (3)	Registration Rights Agreement, dated as of July 30, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.3 (4)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2010.

(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010.