Form 10-K
period 2010-12-31
ARADIGM CORP
filed 2011-03-25
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2010 was: $15,131,761.

The number of shares of the registrant’s common stock outstanding as of February 28, 2011 was: 172,304,235.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash, cash equivalents and short-term investments as of December 31, 2010, as well as anticipated recurring royalty payments from Zogenix will be sufficient to fund our operations through at least the second quarter of 2011; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients, (iv) our expectations regarding clinical trials, including the expected timing and completion of the ORBIT-1 trial; (v) our expectation that we will incur additional operating losses; (vi) our expectation that we will continue to receive royalty revenue from Zogenix and (vii) our focus on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development of the bronchiectasis and cystic fibrosis indications for our liposomal ciprofloxacin program.

These forward-looking statements and our business are subject to significant risks such as the risks and uncertainties discussed in the section entitled “Risk Factors”, including, but not limited to: (i) our ability to enter into partnering agreements and (ii) our need and ability to raise additional capital, whether non-dilutive or otherwise,. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be unsafe in animal or human trials, ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our liposomal ciprofloxacin formulations for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, preclinical testing, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2010, we had an accumulated deficit of $353.8 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets to Zogenix, the milestone payment received from Zogenix during the three months ended March 31, 2010, and interest earned on cash equivalents and short-term investments.

Over the last five years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory diseases that could be developed by us and commercialized in the United States, or another significant territory, such as the European Union (“EU”). It is our longer term strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidates are proprietary liposomal formulations of the antibiotic ciprofloxacin that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis and bronchiectasis. We received orphan drug designations for both of these indications for ARD-3100 in the U.S. and for cystic fibrosis in the EU. We may seek orphan drug designation for other eligible product candidates we develop, including ARD-3150. We have reported the results of one successful Phase 2a trial and one successful Phase 2b trial in non-cystic fibrosis bronchiectasis and one successful Phase 2a trial in cystic fibrosis with these product candidates. The same formulation could also potentially be used for the prevention and treatment of bioterrorism agents, such as inhaled anthrax, tularemia and plague.

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

In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability and fast absorption as a result of pulmonary delivery than could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. We intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization.

We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from opportunities in the respiratory disease market as well as other pharmaceutical markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.

Our Strategy

We have transitioned our business model to a specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. We have chosen to focus on respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for unique or significantly improved products in the global respiratory market. There are five key elements of our strategy:

•	Develop a proprietary portfolio of products for the treatment of respiratory diseases. We believe our expertise in the development of pulmonary pharmaceutical products should enable us to advance and commercialize respiratory products for a variety of indications. We select for development those product candidates that can benefit from our experience in pulmonary delivery and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products.

•	Accelerate the regulatory approval process. We believe that our management team’s expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because our current product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA. Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce or potentially eliminate the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. In addressing niche market opportunities, we have already been granted or intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for seven years as well as regulatory assistance, reduced filing fees and possible tax credits. Similar legislation exists in the EU with a market exclusivity of 10 years.

•	Develop our own sales and marketing capacity for products in niche markets. It is our longer term strategy to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We may also decide alternatively to explore the use of our sales force to serve pulmonary specialty physicians in another significant pharmaceutical market, such as the EU. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through product development collaborations. We continue to believe that companies can benefit by collaborating with us when our proprietary delivery technologies create new pharmaceutical and biologics products. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our technologies in collaborations with companies and organizations that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

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

Proprietary Programs Under Development

Liposomal Ciprofloxacin

Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the acute treatment of a variety of bacterial infections, including exacerbations associated with pulmonary (respiratory) infections. Today, ciprofloxacin is approved to be delivered by oral or intravenous administration. However, these forms of ciprofloxacin are not often used chronically to prevent the pulmonary exacerbations because of their side-effects in the rest of the body and concerns about emergence of systemic microbial resistance to this antibiotic.

Inhalation delivery of antibiotics directly to the respiratory tract typically results in much higher antibiotic concentrations in the infected organ, even with relatively small doses, than the concentrations of the antibiotic that could be achieved with safe, approved doses delivered via injections or by oral administration. Furthermore, the inhalation approach may also significantly reduce the concentration of the antibiotic in the rest of the body which is beneficial to reduce systemic side-effects and the risk of antibiotic resistance. However, ciprofloxacin, like many other antibiotics, is absorbed from the respiratory tract rapidly, and therefore it would likely need to be inhaled frequently to achieve adequate anti-infectious effect. The high concentrations could also potentially cause irritation in the patient’s respiratory tract as has been observed in some trials with other inhaled antibiotics. We therefore employ liposomes, which are nanoparticles made from materials similar to the lipids in the human lungs and dispersed in water, that encapsulate ciprofloxacin during storage and release it gradually upon contact with the fluid covering the respiratory tract (airways and lungs) . In an animal experiment, unencapsulated ciprofloxacin delivered to the lungs of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced high sustained levels of ciprofloxacin in the lungs and was still detectable at 12 hours post dosing. We have shown similarly in human clinical trials that inhaled liposomal ciprofloxacin achieves very high concentrations in the sputum from the respiratory tract of patients and results in much lower blood levels of ciprofloxacin than those seen with therapeutic, approved doses of oral or injected ciprofloxacin. Furthermore, the slow release of ciprofloxacin allows once daily dosing, which is more convenient for patients than the twice or three times daily dosing of the two currently approved inhaled antibiotics for the management of respiratory infections in cystic fibrosis. We believe that delivering ciprofloxacin — a potent antibiotic — directly to the respiratory tract by inhalation in the form of our slow release formulation may improve its safety and efficacy in the chronic management of pulmonary infections and prevent traumatic and costly pulmonary exacerbations. We also believe that for certain respiratory disease indications, it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We presently have under development three disease indications for this formulation that share much of the laboratory and production development efforts, as well as a common safety data base.

ARD-3100 — Liposomal Ciprofloxacin for the Management of Infections in Cystic Fibrosis (CF) Patients

One of our programs uses our proprietary liposomal formulation of ciprofloxacin for the management of respiratory infections caused by a microorganism, Pseudomonas aeruginosa, common in patients with cystic fibrosis, or CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. Recent reports suggest that there may be over 100,000 largely undiagnosed CF patients in India. According to the American Lung Association, the direct medical care costs for an individual with CF in the U.S. are currently estimated to be in excess of $40,000 per year.

The inhalation route affords direct administration of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a serious lung infection to which CF patients are vulnerable. Currently, there are two inhaled antibiotics approved for the chronic management of this infection; one of them is given twice a day and the other one three times a day. Both of these antibiotics are administered by nebulization and they are used intermittently — one month on the therapy, one month off therapy. We believe that local lung delivery via inhalation of ciprofloxacin in our sustained release liposomal formulation could provide convenient, effective and safe chronic management of the debilitating and often life-threatening lung infections that afflict patients with CF. We think that once a day dosing of inhaled liposomal ciprofloxacin could also be a welcome reduction in the burden of therapy for this patient population. Furthermore, some patients may benefit from rotating two or more inhaled antibiotics so that they maintain some form of inhaled antibiotic therapy all the time. As ciprofloxacin is an antibiotic of a different class, with a different mechanism of action to the two currently approved inhaled antibiotics, its use could therefore maximize the control of respiratory infections in CF patients and avoid the side effects associated with the use of the other antibiotics. We have received orphan drug designation from the FDA for this product for the management of CF.

We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in at least one of the major markets, such as United States or the European Union. The benefits of retaining such rights will need to be weighed against the cost to us of funding additional development and establishing the commercial infrastructure.

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

ARD-3100 and ARD-3150 — Liposomal Ciprofloxacin for the Management of Infections in Non-Cystic Fibrosis Bronchiectasis (BE) Patients

Bronchiectasis is a chronic condition characterized by abnormal dilatation of the bronchi and bronchioles associated with chronic infection. The patient’s lung function is often irreversibly reduced compared to that found in healthy individuals. Bronchiectasis is frequently observed in patients with CF. However, it is a condition that affects over 110,000 people without CF in the United States and many more in other countries, and results from a cycle of inflammation, recurrent infection, and bronchial wall damage. There is currently no drug specifically approved for the treatment of non-CF bronchiectasis in the U.S. We were granted orphan drug designation in the U.S. for ARD-3100 for the management of this condition. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in the United States or another major market, such as the European Union. The benefits of retaining such rights will need to be weighed against the cost to us of funding additional development and establishing the commercial infrastructure.

Development

We have been testing two formulations of inhaled liposomal ciprofloxacin (ARD-3100 and ARD-3150) that differ in the proportion of rapidly available and slow release ciprofloxacin. ARD-3150 (also called Dual Release Ciprofloxacin for Inhalation — DRCFI) uses the slow release liposomal formulation (ARD-3100, also called Ciprofloxacin for Inhalation — CFI) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium.

Pre-clinical and clinical activities described above for ARD-3100 also support the ARD-3150 program.

In December 2008, we completed an open-label, four week treatment study of efficacy, safety and tolerability of once daily inhaled liposomal ciprofloxacin formulation ARD-3100 in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFU, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated similar significant mean decreases against baseline in the Pseudomonas aeruginosa CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.

With regard to safety, there were no statistically significant changes in lung function for the evaluable patient population at the end of treatment as measured by the normalized forced expiratory volume in one second (FEV1% predicted). Inhaled liposomal ciprofloxacin was well tolerated: no bronchodilator use was mandated or needed before administration of the study drug. In the 3 mL group, respiratory drug-related adverse reactions were only mild. Three serious adverse events were observed in each dose group, with only one of the six classified as possibly drug-related in the 6 mL group. This particular patient suffered from a viral infection (shingles) early in the treatment period that might have been a confounding factor leading ultimately to a respiratory exacerbation requiring hospitalization.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-

treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the ARD-3150 group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the ARD-3150 group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). ARD-3150 was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, ARD-3150 had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events.

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 101 patients and completed enrollment in March 2011. The ORBIT-1 study design calls for four weeks of once-daily inhaled doses of the active drug or once-daily inhaled placebo. Two doses of the active drug are included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint is a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes are being monitored for safety.

The results from each of these trials will produce an extensive data base of information from which we hope to select the optimum product and the most appropriate endpoints to test in Phase 3. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system for each of these Phase 2b trials and we intend to continue using this approach and obtain the initial marketing approval also with a currently FDA-approved nebulizer system.

The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our inhalation anthrax program discussed below. We believe our inhaled liposomal ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in severe COPD and asthma patients.

We intend to finalize development plans and budgets for the CF and BE programs in conjunction with discussions with the FDA. We are seeking partnerships for these programs in order to reduce the overall cost to us of development and to bring additional expertise for the global development and commercialization of inhaled liposomal ciprofloxacin for multiple indications.

ARD-1100 — Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax and other biodefense purposes

The third of our liposomal ciprofloxacin programs is for the prevention and treatment of inhaled infections, such as inhalation anthrax, tularemia and pneumonic plague. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and then germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax and other types of inhaled bacterial (e.g. tularemia and plague) bioterror agents represents a real and current threat.

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

Other Potential Applications

We have demonstrated in human clinical trials to date effective deposition and, where required, systemic absorption of a wide variety of drugs, including small molecules, peptides and proteins, using our AERx delivery system. In particular, we and our former collaboration partner Novo Nordisk generated a substantial amount of preclinical and clinical data on the delivery of insulin using the AERx inhaler for the treatment of Type I and Type II diabetes. In October 2008, Novo Nordisk transferred to us, at no charge, a portfolio of inhaled insulin related patents pursuant to a license agreement between us and Novo Nordisk that was terminated in May 2008. The portfolio includes both U.S. and foreign patents. In addition to the patent portfolio, Novo Nordisk transferred to us a significant preclinical safety database that was developed during our collaboration with Novo Nordisk, the rights to a miniaturized second-generation AERx electronic insulin inhaler and data from Novo Nordisk’s inhaled insulin clinical program, which included nine Phase 3 trials in Type 1 and Type 2 diabetes patients. We continue to maintain the intellectual property portfolio related to inhaled insulin and seek to license or sell this asset.

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

In March 2008, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL* DosePro in the European Union.

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

On January 13, 2010, Zogenix and Astellas announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales.

In December 2010, Zogenix and Desitin were granted approval of the Marketing Authorization Application (“MAA”) for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system by the Danish Medicines Agency of Denmark. Denmark is the first country in Europe to grant marketing authorization for SUMAVEL DosePro. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA ) granted approval of the MAA for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to 3% royalty on net sales of SUMAVEL DosePro in all territories.

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

While the development of AERx product candidates is currently dormant, we believe that we could restart the development effort if sufficient funding or a collaboration is secured. We seek to identify partners who may wish to license or buy this asset in order to raise non-dilutive capital.

Formulation Technologies

We have a number of formulation technologies for drugs delivered by inhalation. We have proprietary knowledge and trade secrets relating to the formulation of drugs to achieve products with adequate stability and safety, and for the manufacture and testing of inhaled drug formulations. We have been exploring the use of liposomal formulations of drugs that may be used for the prevention and treatment of respiratory diseases. Liposomes are lipid-based nanoparticles dispersed in water that encapsulate the drug during storage, and release the drug slowly upon contact with fluid covering the airways and the lung. We have experience in the development of liposomal formulations specifically for those drugs that currently need to be dosed several times a day, or when the slow release of the drug is likely to improve the efficacy and safety profile. We believe a liposomal formulation will provide extended duration of protection and treatment against lung infection, greater convenience for the patient and reduced systemic levels of the drug. The formulation may also enable better interaction of the drug with the disease target, potentially leading to greater efficacy. We have applied this technology to ciprofloxacin.

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. As of February 28, 2011, we had 97 issued United States patents, with 36 additional United States patent applications pending. In addition, we had 60 issued foreign patents and additional 29 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents, including fundamental patents directed toward our proprietary AERx delivery technology, expire between 2013 and 2023. For certain of our formulation technologies we have in-licensed some technology and will seek to supplement such intellectual property rights with complementary proprietary processes, methods and formulation technologies, including through patent applications and trade secret protection. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

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

We believe that our respiratory expertise and pulmonary delivery and formulation technologies provide us with an important competitive advantage for our potential products. We intend to compete by developing products that are safer, more efficacious, more convenient, less costly, earlier to market or cheaper to develop than existing products, or any combination of the foregoing.

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

Before any of our drugs may be marketed in the United States, it must be approved by the FDA. None of our current product candidates has received such approval. We believe that our products currently in development will be regulated by the FDA as drugs.

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

In July 2009, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of non-cystic fibrosis bronchiectasis. In May 2010, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of cystic fibrosis. However, an additional three month toxicity study in animals with ARD-3100 and ARD-3150 has been requested by the FDA to support longer term human clinical trials. This study is underway, but there is no guarantee that the results of this study will satisfy the FDA and other regulatory authorities that we can conduct longer term human clinical trials, or that additional animal safety studies will not be required to support approval for marketing these products.

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

These phases generally include the following:

•	Phase 1. Phase 1 clinical trials usually involve the initial introduction of the drug into human subjects, frequently healthy volunteers. In Phase 1, the drug is usually evaluated for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase 2. Phase 2 usually involves studies in a limited patient population with the disease or condition for which the drug is being developed to (1) preliminarily evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and appropriate dosage; and (3) identify possible adverse effects and safety risks.

•	Phase 3. If a drug is found to be potentially effective and to have an acceptable safety profile in preclinical (animal), Phase 1 and Phase 2 human studies, the clinical trial program will be expanded, usually to further evaluate clinical efficacy and safety by administering the drug in its final form to an expanded patient population at geographically dispersed clinical trial sites. Phase 3 studies usually include several hundred to several thousand patients.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin (ARD-3150) in 42 adult patients with non-cystic fibrosis bronchiectasis.

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 101 patients and completed enrollment in March 2011. The ORBIT-1 study design calls for four weeks of once-daily inhaled doses of the active drug or once-daily inhaled placebo. Two doses of the active drug are included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint is a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes are being monitored for safety.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the ARD-3150 group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the ARD-3150 group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). ARD-3150 was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, ARD-3150 had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events.

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

We have obtained orphan drug designation from the FDA for an inhaled liposomal ciprofloxacin formulation (ARD-3100) for the management of cystic fibrosis and non-cystic fibrosis bronchiectasis. We may seek orphan drug designation for other eligible product candidates we develop, including ARD-3150. However, our liposomal ciprofloxacin may not receive orphan drug marketing exclusivity. Also, it is possible that our competitors could obtain approval, and attendant orphan drug designation or exclusivity, for products that would preclude us from marketing our liposomal ciprofloxacin for this indication for some time.

Foreign regulatory authorities may also provide for orphan drug designations in countries outside the United States. For example, under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant.

In August 2009, the European Medicines Agency granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate ARD-3100 for the management of lung infections associated with cystic fibrosis.

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

Employees

As of December 31, 2010, we had twelve employees. Seven employees are involved in research and development and product development and five employees are involved in finance and administration. Five employees have advanced scientific degrees.

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

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our website. If we amend or waive a provision of our Code of Business Conduct and Ethics, we intend to post such amendment or waiver on our website, as required by applicable rules.

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2011 are as follows:

Name	Age	Position

Igor Gonda, Ph.D.	63	President, Chief Executive Officer and Director
Nancy E. Pecota	51	Vice President, Finance and Chief Financial Officer
Frank H. Barker(1)(2)(3)	80	Director
Tamar D. Howson(2)	62	Director
John M. Siebert, Ph.D.(1)(2)(3)	70	Director
Virgil D. Thompson(1)(2)(3)	71	Chairman of the Board and Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Tamar D. Howson has been a director since November 2010. From 2001 to 2007, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb Company (Bristol-Myers). During her tenure at Bristol-Myers, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. From 1991 to 2000, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham plc, a global pharmaceutical company. She also managed SR One Ltd., a venture capital fund of SmithKline Beecham, plc. From 1990 to 1991, Ms. Howson held the position of Vice President, Venture Investments at Johnston Associates, Inc., and from 1987 to 1990, she served as Director of Worldwide Business Development and Licensing for Squibb Corporation. She

previously served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals, Inc. and on the boards of Ariad Pharmaceuticals, Inc., SkyePharma, plc, NPS Pharmaceuticals, Inc., Targacept, Inc., and the Healthcare Businesswomen’s Association. Ms. Howson received her MBA in finance and international business from Columbia University. She holds an MS from the City College of New York and a BS from Technion in Israel. Tamar Howson is currently a partner with JSB-Partners, LP, a transaction advisory firm serving the life sciences industry. She is also a consultant to Pitango Venture Fund, and a member of the advisory board to Triana Venture Partners, Inc. She serves on the boards of Soligenix, Inc., OXIGENE, Inc., Idenix Pharmaceuticals, Inc., and S*Bio Pte Ltd.

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

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since July 2009, Mr. Thompson has been Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director and chairman of the board of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and a director of Savient Pharmaceuticals and Soligenix, Inc.

Item 1A.	Risk Factors

Except for historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

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

We will need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.

We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:

•	our progress in the application of our delivery and formulation technologies, which may require further refinement of these technologies;

•	the number of product development programs we pursue and the pace of each program;

•	our progress with formulation development;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	the time and costs associated with seeking and maintaining regulatory approvals;

•	our ability to outsource the manufacture of our product candidates and the costs of doing so;

•	the time and costs associated with establishing in-house resources to market and sell certain of our products;

•	our ability to establish collaborative arrangements with others and the terms of those arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims, and

•	our need to acquire licenses, or other rights for our product candidates.

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. We believe that our cash, cash equivalents and short-term investments at December 31, 2010, as well as the anticipated recurring royalty payments from Zogenix will be sufficient to fund our operations through at least the second quarter of 2011. We will need to obtain substantial additional funds before we would be able to bring any of our product candidates to market. Our estimates of future capital use are uncertain, and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related costs, or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of debt securities or borrowing, the terms may significantly restrict our operations. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2010, we have an accumulated deficit of $353.8 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while our first Phase 2b clinical trial (ORBIT-2) with inhaled liposomal ciprofloxacin showed promising initial efficacy and safety results in patients with non-cystic fibrosis bronchiectasis and our Phase 2a clinical trial showed promising results in patients with cystic fibrosis, there is no guarantee that the second Phase 2b clinical trial (ORBIT-1) or longer term studies in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

If our clinical trials are delayed because of patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in our current or future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate ARD-3100 for the management of cystic fibrosis and bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.

In August 2009, the European Medicines Agency granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate ARD-3100 for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or European Medicines Agency for a given indication, we may not be able to access the target market in the United States and/or the European Union, which would adversely affect our ability to earn revenues.

If we wish to develop and commercialize ARD-3150 for cystic fibrosis or bronchiectasis, we may need to apply for orphan drug designation for this formulation of inhaled liposomal ciprofloxacin as well. There is no guarantee that such designation will be obtained either from the FDA or from the European Medicines Agency and even if we obtain them the risks outlined above will apply.

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

Further, we, our contract manufacturers and our future collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our future collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

Our business and competitive position is dependent upon our and our future collaborators’ ability to protect our proprietary technologies related to various aspects of pulmonary drug delivery and drug formulation. While our intellectual property rights may not provide a significant commercial advantage for us, our patents and know-how are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we are maintaining as non-patented trade secrets some of the key elements of our manufacturing technologies, for example, those associated with the production of liposomal ciprofloxacin.

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

We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed before we can, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

If we market our products in other countries, we will be subject to different laws and regulations and we may not be able to adapt to those laws and regulations, which could increase our costs while reducing our revenues.

If we market any approved products in foreign countries, we will be subject to different laws, and regulations, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we and our future collaborators must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.

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

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market prices for our common stock may continue to be highly volatile in the future. The market prices for our common stock may be influenced by many factors, including:

•	investor perception of us;

•	our available cash;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the value of the royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to establish new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

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

On November 10, 2006, our common stock was delisted from the Nasdaq Capital Market due to non-compliance with Nasdaq’s continued listing standards. Our common stock is currently quoted on the OTC Bulletin Board. As compared to being listed on a national exchange, being quoted on the OTC Bulletin Board may result in reduced liquidity for our shareholders, may cause investors not to trade in our stock and may result in a lower stock price. In addition, investors may find it more difficult to obtain accurate quotations of the share price of our common stock. Trading of our common stock through the OTC Bulletin Board is frequently thin and highly volatile, and there is no assurance that a sufficient market will develop in our common stock, in which case it could be difficult for our shareholders to sell their stock.

Our common stock may be considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock’ to include an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

We have adopted a shareholder rights plan, commonly known as a “poison pill.” We have also adopted an executive officer severance plan and entered into change of control agreements with our executive officers, both of which may provide for the payment of benefits to our officers and other key employees in connection with an acquisition. The provisions of our articles of incorporation, our poison pill, our severance plan and our change of control agreements, and provisions of the California Corporations Code may discourage, delay or prevent another party from acquiring us or reduce the price that a buyer is willing to pay for our common stock.

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

A small number of shareholders own a large percentage of our common stock and can influence the outcome of matters submitted to our shareholders for approval.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 28, 2011, our three largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Our independent public accounting firm, in its audit opinion issued in connection with the accompanying financial statements, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations.

The accompanying financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we have suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel’). The sublease with Mendel is for 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. Mendel is permitted to terminate the sublease early on September 1, 2012 for a termination fee of $225,000. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the audited financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

Item 3.	Legal Proceedings

None.

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

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated as reported on the OTC Bulletin Board.

	High	Low

2009
First Quarter	$0.29	$0.07
Second Quarter	0.34	0.10
Third Quarter	0.28	0.17
Fourth Quarter	0.20	0.14
2010
First Quarter	$0.18	$0.13
Second Quarter	0.15	0.11
Third Quarter	0.20	0.11
Fourth Quarter	0.29	0.13

As of February 28, 2011, there were 164 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the selected financial data for the years ended and as of December 31, 2010 and 2009 from our audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended and as of December 31, 2008, 2007 and 2006 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of operations data:
Total revenues	$4,383	$4,883	$251	$961	$4,814
Total operating expenses	14,743	18,310	23,257	27,353	38,918
Loss from operations	(10,360)	(13,427)	(23,006)	(26,392)	(34,104)
Gain on sale of patent and royalty interest to related party	—	—	—	—	20,000
Net interest income (expense)	(298)	(356)	373	2,180	1,054
Other income (expense), including extinguishment of debt	5,279	(4)	—	11	23
Net loss	(5,379)	(13,772)	(22,608)	(24,201)	(13,027)
Basic and diluted net loss per share	(0.04)	(0.15)	(0.42)	(0.48)	(0.89)
Shares used in computing basic and diluted net loss per share	128,660	92,348	54,162	50,721	14,642

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance sheet data:
Cash, cash equivalents and short-term investments	$5,546	$9,131	$19,140	$40,510	$27,514
Working capital	3,780	7,411	17,313	36,594	25,405
Total assets	7,628	11,965	25,519	45,813	32,226
Note payable and accrued interest to former related party	—	8,896	8,472	8,071	7,686
Convertible preferred stock	—	—	—	—	23,669
Accumulated deficit	(353,825)	(348,446)	(334,674)	(312,066)	(287,865)
Total shareholders’ equity (deficit)	4,599	(173)	8,756	30,299	(3,947)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains forward-looking statements that are based on the current beliefs of our management, as well as current assumptions made by, and information currently available to, our management. All statements contained in the discussion below, other than statements that are purely historical, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in our other filings with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our liposomal ciprofloxacin formulation for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2010, we had an accumulated deficit of $353.8 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets to Zogenix, the milestone payment received from Zogenix during the three months ended March 31, 2010 and interest earned on cash equivalents and short term-investments.

Over the last five years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory diseases that could be developed by us and commercialized in the United States, or another significant territory, such as the European Union (“EU”). It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States, or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidates are proprietary liposomal formulations, ARD-3100 and ARD-3150, of the antibiotic ciprofloxacin that is delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (“CF”) and non-cystic fibrosis bronchiectasis (“BE”). We received orphan drug designations for ARD-3100 for both of these indications in the U.S and for cystic fibrosis in the European Union. We have reported the results of one successful Phase 2b trial with ARD-3150 in non-cystic fibrosis bronchiectasis and two successful Phase 2a trials with ARD-3100 in cystic fibrosis and non-cystic fibrosis bronchiectasis, respectively.

In June 2008, we completed an open label, multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once-daily dosing of 6 mL of inhaled liposomal ciprofloxacin (ARD-3100). The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (“CFU”), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log against baseline over the 14-day treatment period (p<0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (“FEV1”)

showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04). The study drug was well tolerated and there were no serious adverse events reported during the trial.

In December 2008, we completed an open-label, four week treatment study with once-daily inhaled liposomal ciprofloxacin (ARD-3100) in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFUs, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.

In July 2009, we announced that clearance was received for the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (ARD-3100) Investigational New Drug (IND) application for the management of non-cystic fibrosis bronchiectasis.

In August 2009, the European Medicines Agency granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate ARD-3100 for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant. We had previously been granted orphan drug designations by the U.S. Food and Drug Administration for inhaled liposomal ciprofloxacin ARD-3100 for the management of CF and for non-cystic fibrosis bronchiectasis.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the ARD-3150 group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the ARD-3150 group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). ARD-3150 was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, ARD-3150 had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events.

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 101 patients and completed enrollment in March 2011. The ORBIT-1 study design calls for four weeks of once-daily inhaled doses of the active drug or once-daily inhaled placebo. Two doses of the active drug are included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint is a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints include quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes are being monitored for safety.

The results from each of these trials will produce an extensive database of information from which we hope to select the optimum product and the most appropriate endpoints to test in Phase 3. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of these Phase 2b trials.

In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). In conjunction with the sale, we received a $4 million initial payment from Zogenix, with an additional milestone payment of $4 million and royalty payments payable upon any commercialization of products in the U.S. and other countries, including the European Union, developed and sold using the DosePro technology. Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union.

In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. In August 2009, Zogenix and Astellas Pharma US, Inc. entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. Under the announced terms of the agreement, Zogenix and Astellas will collaborate on the promotion and marketing of SUMAVEL DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product. On January 13, 2010, Zogenix and Astellas announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales.

In December 2010, Zogenix and Desitin were granted approval of the Marketing Authorization Application (“MAA”) for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system by the Danish Medicines Agency of Denmark. Denmark is the first country in Europe to grant marketing authorization for SUMAVEL DosePro. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA ) granted approval of the MAA for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to 3% royalty on net sales of SUMAVEL DosePro in all territories.

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

On September 15, 2010, we eliminated all of our outstanding debt when we closed the issuance to Novo Nordisk A/S of 26,000,000 shares of our common stock under a stock purchase agreement, dated as of July 30, 2010, by and among us and Novo Nordisk A/S, in consideration for the termination of all of our obligations under a then outstanding promissory note and security agreement dated July 3, 2006 in favor of Novo Nordisk A/S. As a result of this transaction that exchanged debt for stock, we recorded a gain based on the value of the stock issued to Novo Nordisk A/S. The closing occurred after we held our special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the 26,000,000 shares issuable under the Novo Nordisk stock purchase agreement. An amended and restated stock purchase agreement, dated as of January 26, 2005, previously entered into by us, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with our January 2005 restructuring transaction with Novo Nordisk was also terminated at the closing. The July 3, 2006 promissory note and security agreement had evidenced, among other things, a loan that had been previously made by Novo Nordisk A/S to us in the principal amount of $7.5 million, which bore interest accruing at 5% per annum and the principal, along with the accrued interest, had been payable in three equal payments of approximately $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014.

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

Gain on Debt Extinguishment

During the quarter ended September 30, 2010, we issued 26,000,000 shares of our common stock to Novo Nordisk A/S in consideration for the termination of all of our obligations under a promissory note and security agreement dated July 3, 2006 in favor on Novo Nordisk A/S. We determined that this transaction should be accounted for in accordance with ASC 470-60, Troubled Debt Restructuring. Additionally, ASC 470-60-35-4 states that when stock is exchanged for debt, the fair value of the stock should be used as the value of the consideration. Accordingly, we valued the stock issued to Novo Nordisk A/S at the fair market value on September 14, 2010, (the closing value of the stock on OTC) which was the date on which we obtained the requisite shareholder approval to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our common stock to cover the 26,000,000 shares issued to Novo Nordisk A/S. The gain on the exchange was reduced by legal fees and direct costs associated with the transaction.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment — Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. According to ASC 420, costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the risk-free interest rate that was used to measure the liability initially. We recorded losses under this standard for the Mendel sublease in 2007 and for the sublease of additional space in 2009 since the sublease rate was less than the rental rate that we are paying.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2010 and 2009, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

We recorded $859,000 and $873,000 of stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively. Stock-based compensation expense is recorded to research and development and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the audited financial statements included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the audited financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Years ended December 31, 2010 and 2009

We significantly reduced our net loss by $8.4 million for the twelve months ended December 31, 2010, as compared to the twelve months ended December 31, 2009. The reduction of net loss resulted from milestone royalty revenue from Zogenix, the non-recurring gain on the extinguishment of the Novo Nordisk promissory note, the receipt of the Qualifying Therapeutic Discovery Tax Credit grant monies and lower operating expenses, which more than offset the decrease in contract revenue, as compared to the twelve months ended December 31, 2009. In the quarter ended December 31, 2010, we received from the U.S. Internal Revenue Service three grants in the amount of $244,479 each for qualified investments in three qualifying therapeutic discovery projects. Operating expenses for the twelve months ended December 31, 2010 were lower as compared to the twelve months ended December 31, 2009 despite our continued investment in our liposomal ciprofloxacin program, including the expenses related to our two Phase 2b clinical trials.

Total revenue was $4.4 million for the twelve months ended December 31, 2010 as compared to $4.9 million for the twelve months ended December 31, 2009. For the twelve months ended December 31, 2010, we recorded $4.0 million in royalty revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s DosePro product, as well as recurring royalty revenue related to ongoing DosePro product sales. For the twelve months ended December 31, 2009, we recorded $4.9 million in previously deferred revenues due to the termination of the Lung Rx Agreement.

Operating expenses were $14.7 million for the twelve months ended December 31, 2010, which represented a $3.6 million decrease as compared to the twelve months ended December 31, 2009. For the twelve months ended December 31, 2010, research and development expenses decreased by $1.2 million, general and administrative expenses decreased by $0.6 million and restructuring and impairment expenses decreased by $1.8 million as compared to the twelve months ended December 31, 2009.

The decrease in research and development expenses was due to lower AERx-related expenses for headcount, contract manufacturing and depreciation expenses. AERx-related expenses decreased due to the termination of the Lung Rx collaboration in June 2009 and the subsequent suspension of AERx-related development activity. In addition, we reduced expenditures related to ongoing research laboratory activities in mid-2009. These decreases were partially offset by higher direct clinical expenses related to our liposomal ciprofloxacin Phase 2b ORBIT-1 and ORBIT-2 trials.

The decrease in general and administrative expenses was primarily due to lower legal fees (due to the dismissal of the Lung Rx arbitration proceedings and lower patent maintenance fees) and lower accounting and audit fees for the twelve months ended December 31, 2010. We also received property tax refunds of $0.4 million from the County of Alameda recorded in 2010 due to our successful challenge of a previous audit assessment.

The decrease in restructuring and asset impairment related to the 2009 impairment of the AERx production-related fixed assets, additional lease exit expenses related to the sublease of additional space to Mendel and the recurring accretion expense associated with the 2007 facility lease exit obligation which was recorded in 2009. The impairment of the AERx technology fixed assets resulted in an expense of $1.6 million in 2009.

Net interest income (expense) for the twelve months ended December 31, 2010 decreased from the twelve months ended December 31, 2009 due to lower average invested balances and less interest expense being recorded in the second half of 2010 due to the extinguishment of the Promissory Note from Novo Nordisk.

Other income (expense), including extinguishment of debt for the twelve months ended December 31, 2010, increased significantly as compared to the twelve months ended December 31, 2009 primarily due to the issuance of 26,000,000 shares of common stock in consideration for the termination of all of our obligations to Novo Nordisk under a promissory note which resulted in a net gain after direct legal costs of $4.4 million. This transaction resulted in a favorable exchange of all of our outstanding debt including accrued interest. We also received $0.7 million in October 2010 for the Qualifying Therapeutic Discovery Tax Credit grant monies for our liposomal ciprofloxacin programs and recorded these as other income.

Liquidity and Capital Resources

As of December 31, 2010, we had cash, cash equivalents and short-term investments of $5.5 million and total working capital of $3.8 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount as well as anticipated recurring royalty payments from Zogenix will be sufficient to enable us to fund our operations through at least the second quarter of 2011.

On June 21, 2010 we closed the June 2010 Private Placement in which we sold 34,702,512 shares of our common stock and warrants to purchase an aggregate of 7,527,214 shares of our common stock to accredited investors (which included several existing significant investors) under the terms of a securities purchase agreement that we entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, we received approximately $4.1 million in aggregate proceeds from the sale of the common stock and warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and warrants were approximately $3.7 million. After we held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and we received approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets, the milestone payment received from Zogenix in the three months ended March 31, 2010 and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At December 31, 2010, we had an accumulated deficit of $353.8 million, working capital of $3.8 million and shareholders’ equity of $4.6 million.

We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled liposomal ciprofloxacin for the cystic fibrosis and bronchiectasis indications. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.

Year ended December 31, 2010

As of December 31, 2010, we had cash, cash equivalents and short-term investments of $5.5 million, down from $9.1 million at December 31, 2009. The overall decrease primarily resulted from the use of cash to fund operations partially offset by the $4.6 million in proceeds from the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.

Net cash used in operating activities for the twelve months ended December 31, 2010 was $8.2 million reflecting our net loss of $5.4 million and the non-cash gain on the extinguishment of the Novo Nordisk promissory note of $4.4 million. These uses were partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash provided by investing activities for the twelve months ended December 31, 2010 was $4.9 million and primarily resulted from the proceeds from the sales of short-term investments. Net cash provided by financing activities for the twelve months ended December 31, 2010 was $4.6 million which was primarily due to the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.

Year ended December 31, 2009

As of December 31, 2009, we had cash, cash equivalents and short-term investments of $9.1 million, down from $19.1 million at December 31, 2008. The overall decrease primarily resulted from the use of cash to fund operations, partially offset by the $3.9 million in proceeds from the registered direct offering of our common stock.

Net cash used in operating activities for the twelve months ended December 31, 2009 was $14.1 million and primarily resulted from our net loss of $13.8 million and the decrease of deferred revenue of $4.1 million. These uses of cash were partially offset by non-cash expenses for the impairment of AERx assets, depreciation, stock-based compensation and facility lease exit expenses. Net cash used by investing activities for the twelve months ended December 31, 2009 was $2.7 million and primarily resulted from the net purchase of short-term investments. Net cash provided by financing activities for the twelve months ended December 31, 2009 was $4.0 million which was primarily due to the sale of our common stock in our February 2009 registered direct offering.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying balance sheets of Aradigm Corporation as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Aradigm Corporation at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Odenberg Ullakko Muranishi & Co LLP

San Francisco, California
March 23, 2011

ARADIGM CORPORATION

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,295	$3,903
Short-term investments	251	5,228
Receivables	180	155
Prepaid and other current assets	180	328

Total current assets	5,906	9,614
Property and equipment, net	1,553	2,166
Notes receivable	54	52
Other assets	115	133

Total assets	$7,628	$11,965

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$257	$572
Accrued clinical and cost of other studies	993	670
Accrued compensation	327	341
Facility lease exit obligation	99	263
Other accrued liabilities	450	357

Total current liabilities	2,126	2,203
Deferred rent, non-current	99	136
Facility lease exit obligation, non-current	729	828
Other non-current liabilities	75	75
Note payable and accrued interest	—	8,896

Total liabilities	3,029	12,138

Commitments and contingencies (See Note 8)
Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at December 31, 2010 and 150,000,000 at December 31, 2009; issued and outstanding shares: 172,304,235 at December 31, 2010; 102,381,116 at December 31, 2009	358,424	348,271
Accumulated other comprehensive income	—	2
Accumulated deficit	(353,825)	(348,446)

Total shareholders’ equity (deficit)	4,599	(173)

Total liabilities and shareholders’ equity (deficit)	$7,628	$11,965

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
	(In thousands, except per share data)

Revenue:
Total revenue	$4,383	$4,883

Operating expenses:
Research and development	10,210	11,406
General and administrative	4,485	5,030
Restructuring and asset impairment	48	1,874

Total operating expenses	14,743	18,310

Loss from operations	(10,360)	(13,427)
Interest income	20	72
Interest expense	(318)	(428)
Other income (expense), net	844	(4)
Gain from extinguishment of debt	4,435	—

Loss before income taxes	(5,379)	(13,787)
Income tax benefit	—	15

Net loss	$(5,379)	$(13,772)

Basic and diluted net loss per common share	$(0.04)	$(0.15)

Shares used in computing basic and diluted net loss per common share	128,660	92,348

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Accumulated		Total
			Other		Shareholders’
	Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balances at December 31, 2008	55,029,384	$343,426	$4	$(334,674)	$8,756
Issuance of common stock in a public offering, net of issuance costs	44,663,071	3,927	—	—	3,927
Issuance of common stock under the employee stock purchase plan	371,036	45	—	—	45
Stock-based compensation	—	873	—	—	873
Issuance of restricted stock awards	2,418,250	—	—	—	—
Reversal of restricted stock award due to forfeiture	(100,625)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(13,772)	(13,772)
Unrealized loss on available-for-sale investments	—	—	(2)	—	(2)

Total comprehensive loss					(13,774)

Balances at December 31, 2009	102,381,116	348,271	2	(348,446)	(173)
Issuance of common stock in a private offering, net of issuance costs	42,229,726	4,553	—	—	4,553
Issuance of common stock to Novo Nordisk, for extinguishment of debt, net of issuance costs	26,000,000	4,680	—	—	4,680
Issuance of common stock under the employee stock purchase plan	498,870	61	—	—	61
Issuance of restricted stock awards	1,824,523	—	—	—	—
Reversal of restricted stock award due to forfeiture	(630,000)	—	—	—	—
Stock-based compensation	—	859	—	—	859
Comprehensive loss:
Net loss	—	—	—	(5,379)	(5,379)
Unrealized loss on available-for-sale investments	—	—	(2)	—	(2)

Total comprehensive loss	—	—	—	—	(5,381)

Balances at December 31, 2010	172,304,235	$358,424	$—	$(353,825)	$4,599

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(5,379)	$(13,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash asset impairment on property and equipment	—	1,654
Facility lease exit costs	—	158
Amortization and accretion of investments	26	21
Depreciation and amortization	606	1,067
Stock-based compensation expense	859	873
Loss on disposal of property and equipment	11	4
Gain on extinguishment of debt	(4,526)	—
Changes in operating assets and liabilities:
Receivables	(25)	238
Prepaid and other current assets	148	61
Restricted cash	—	225
Other assets	16	14
Accounts payable	(314)	(167)
Accrued compensation	(14)	(710)
Accrued liabilities	726	720
Deferred rent	(37)	(63)
Deferred revenue	—	(4,122)
Facility lease exit obligation	(263)	(325)

Net cash used in operating activities	(8,166)	(14,124)

Cash flows from investing activities:
Capital expenditures	(5)	185
Purchases of available-for-sale investments	(521)	(11,438)
Proceeds from maturities of available-for-sale investments	5,470	8,585
Notes receivable payments	—	(18)

Net cash provided by (used in) investing activities	4,944	(2,686)

Cash flows from financing activities:
Proceeds from public offering of common stock, net	4,553	3,927
Proceeds from issuance of common stock to Employee Stock Purchase Plan	61	45

Net cash provided by financing activities	4,614	3,972

Net increase (decrease) in cash and cash equivalents	1,392	(12,838)
Cash and cash equivalents at beginning of year	3,903	16,741

Cash and cash equivalents at end of year	$5,295	$3,903

Supplemental disclosure of cash flow information:
Cash received for income taxes	$(16)	$(25)

Cash paid for interest	$—	$4

Non cash reduction in note payable from issuance of common stock	$4,680	$—

See accompanying Notes to Financial Statements.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Aradigm Corporation (the “Company”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products in the upcoming year, except for the royalty revenue from Zogenix. The Company operates as a single operating segment.

Liquidity and Financial Condition

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2010, the Company had an accumulated deficit of $353.8 million, working capital of $3.8 million and shareholders’ equity of $4.6 million. Management believes that the cash resources as of December 31, 2010, along with quarterly royalty payments from Zogenix, are sufficient to meet its obligations through at least the second quarter of 2011 since the Company continues to defer certain discretionary activities. The Company will require additional capital to fund its drug development and operating activities and is currently seeking additional financing, which may include a collaborative arrangement, an equity offering, a royalty monetization or sale or licensing of non-core assets, in order to continue such activities. If the Company is unable to complete such a transaction or is unable to obtain sufficient financing on acceptable terms or otherwise, the Company may be required to further reduce, defer or discontinue its activities or may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

In accordance with Statement of Accounting Standards Codification (“ASC”) 360-10, Property Plant and Equipment — Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations (see Note 11).

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with ASC 420, Exit or Disposal Activities the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations (see Note 5).

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and ASC 605-25, Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

In accordance with contract terms, milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements and, accordingly, are recognized as revenue either upon completion of the milestone effort, when payments are contingent upon completion of the effort, or are based on

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company determined that the Lung Rx collaboration agreement, since it was comprised of multiple deliverables without standalone value, should be treated as a single unit of accounting.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs as incurred.

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 9 for further discussion of the Company’s stock-based compensation plans.

Other Income

The Company received notification in October 2010 from the U.S. Internal Revenue Service (IRS) that it was approved to receive three grants in the amount of $244,479 each for qualified investments in three qualifying therapeutic discovery projects. In July 2010, the Company applied for grants for three projects under the Qualifying Therapeutic Discovery Project. The three projects were: 1) ARD-3150 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis, 2) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis and 3) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Cystic Fibrosis. After a determination by U.S. Department of Health and Human Services (HHS) that all three projects met the definition of a “qualifying therapeutic discovery project”, the IRS certified the qualifying investment and approved the award amount of $244,479 per project, for a total of $733,438 in awards to the Company. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s balance sheets.

The Company assesses the likelihood that they will be able to recover their deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that they will recover their deferred tax assets, they will record a valuation allowance against the deferred tax assets that they estimate will not ultimately be recoverable. At December 31, 2010 and 2009, the Company believed that the amount of their deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, they would recognize a benefit to their tax provision in the period in which they determine that it is more likely than not that they will recover their deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 2,448,000 shares and 2,668,000 shares for the years ended December 31, 2010 and 2009, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2010 and 2009 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2010	2009

Outstanding stock options	6,355	5,088
Unvested restricted stock awards	2,448	2,668

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

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method for revenue recognition for research and development arrangements. This standard provides guidance on the criteria that should be met to recognize revenue upon achievement of the related milestone event. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15,

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

2010. The Company adopted this guidance in the third quarter of 2010. While the Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations, this standard may impact the Company in the event the Company completes future transactions.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple deliverable revenue arrangements. While the Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations, this standard may impact the Company in the event the Company completes future transactions.

2.	Cash and Cash Equivalents and Short-term Investments

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value

December 31, 2010
Cash and cash equivalents	$5,295	$—	$—	$5,295

Short-term investments:
U.S. Treasury and agencies	251	—	—	251

Total	$251	$—	$—	$251

December 31, 2009
Cash and cash equivalents	$3,903	$—	$—	$3,903

Short-term investments:
Commercial paper	$500	$—	$—	$500
Certificates of deposit	3,183	2	—	3,185
U.S. Treasury and agencies	1,543	—	—	1,543

Total	$5,226	$2	$—	$5,228

All short-term investments at December 31, 2010 and 2009 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. As of December 31, 2010 and 2009 the difference between the fair value and amortized cost of available-for-sale securities were gains of zero and $2,000, respectively.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Balance
	December 31,
Description	2010	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$5,295	$333	$4,962	$—
Short-term investments	251	—	251	—

Total	$5,546	$333	$5,213	$—

The Company’s cash and cash equivalents at December 31, 2010 consist of cash, commercial paper, U.S. Treasury and agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at December 31, 2010 consist of U.S. Treasury notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009

Machinery and equipment	$4,410	$4,510
Furniture and fixtures	1,138	1,138
Lab equipment	2,150	2,488
Computer equipment and software	2,630	2,630
Leasehold improvements	1,839	1,861

Property and equipment at cost	12,167	12,627
Less accumulated depreciation and amortization	(10,614)	(10,461)

Property and equipment, net	$1,553	$2,166

Depreciation expense was $606,000 and $1,067,000 for the years ended December 31, 2010 and 2009, respectively.

5.	Sublease Agreement and Lease Exit Liability:

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

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations,

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the statement of operations. The lease exit liability activity for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009

Balance at beginning of year	$1,091	$1,374
Loss on sublease amendment to Mendel	—	42
Accretion expense	48	61
Lease payments	(311)	(386)

Balance at end of the year	$828	$1,091

The Company classified $99,000 of the $828,000 lease exit liability in current liabilities and the remaining $729,000 in non-current liabilities in the accompanying balance sheet at December 31, 2010. At December 31, 2009, the Company classified $263,000 of the lease exit liability in current liabilities and $828,000 in non-current liabilities.

6.	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009

Other accrued liabilities:
Accrued expense for services	$413	$302
Payroll withholding liabilities	37	47
Other short term obligations	—	8

Total other accrued liabilities	$450	$357

Other non-current liabilities:
Deposits	$75	$75

Total other non-current liabilities	$75	$75

In July 2010, the Company entered into an agreement with the landlord to defer a portion of its monthly rent payments each month over a one year period. The repayment period will be over 12 months beginning in September 2011. Deferred amounts will accrue interest charges at an interest rate of 10 percent per annum. As of December 31, 2010 the deferred landlord rent and interest that was included in accrued expense for services was $235,000.

7.	Notes Payable and Accrued Interest and Debt Extinguishment

On September 15, 2010, the Company closed the issuance to Novo Nordisk A/S of 26,000,000 shares of common stock under a stock purchase agreement, dated as of July 30, 2010, by and among Aradigm and Novo Nordisk A/S (the “Novo Nordisk Stock Purchase Agreement”), in consideration for the termination of all of the Company’s obligations under a promissory note and security agreement dated July 3, 2006 in favor of Novo Nordisk

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

A/S. The closing occurred after the Company held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend its amended and restated articles of incorporation to increase the total number of authorized shares of its common stock to cover the 26,000,000 shares issuable under the Novo Nordisk Stock Purchase Agreement. An amended and restated stock purchase agreement, dated as of January 26, 2005, previously entered into by the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc. in connection with the January 2005 restructuring transaction with Novo Nordisk was also terminated at the closing. The July 3, 2006 promissory note and security agreement had evidenced, among other things, a loan that had been previously made by Novo Nordisk A/S to the Company in the principal amount of $7.5 million, which bore interest accruing at 5% per annum and the principal, along with the accrued interest, had been payable in three equal payments of approximately $3.5 million on July 2, 2012, July 1, 2013 and June 30, 2014.

The Company valued the common stock issued at $4.7 million using the closing price on the day preceding the day of issuance of the shares following the special meeting of shareholders and recorded the difference between the value of the common stock issued and the carrying value of the note and accrued interest as a “Gain from debt extinguishment” of $4.5 million in the condensed statement of operations. The “Gain from debt extinguishment” on the consolidated statement of operations was reduced by direct legal costs incurred of $91,000. The impact on earnings per share was a net gain of $0.03 as of December 31, 2010.

8.	Leases, Commitments and Contingencies

The Company has a lease for a building containing office and laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2010 are as follows (in thousands):

	Operating	Mendel	Net Operating
	Leases	Sub-Lease	Lease Payments

Year ending December 31:
2011	1,639	(986)	653
2012	1,704	(896)	808
2013	1,774	—	1,774
2014	1,844	—	1,844
2015	1,918	—	1,918
2016	1,020	—	1,020

Total minimum lease payments	$9,899	$(1,882)	$8,017

In July 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of its 72,000 square foot headquarters located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet.

The sublease commenced in July 2007 and expires concurrently with the master lease in July 2016. Under the sublease and amendment, Mendel will make monthly base rent payments totaling $1.7 million (exclusive of the termination fee) through August 2012 that will offset a portion of the Company’s existing building lease obligation. Mendel has the option for early termination of the sublease on September 1, 2012 for a termination fee of $225,000. If the option to terminate the sublease is not exercised by Mendel, the Company will receive a total of $4.2 million of additional monthly base rent payments through the expiration of the sublease in 2016. Mendel will also pay the Company for its share of all pass through costs such as taxes, operating expenses and utilities based on the percentage of the facility space occupied by them.

The Company’s monthly rent payments fluctuates under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2010 and 2009, the Company had $99,000 and $136,000 of deferred rent, respectively.

For the years ended December 31, 2010 and 2009, building rent expense under operating leases totaled $661,000 and $609,000 respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2010 or 2009.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9.	Shareholders’ Equity

On June 21, 2010, the Company closed the June 2010 Private Placement, in which the Company sold 34,702,512 shares of common stock and warrants to purchase an aggregate of 7,527,214 shares of common stock to accredited investors (which included several existing significant investors) under the terms of a securities purchase agreement that was entered into with the investors on June 18, 2010. At the closing of the June 2010 Private Placement, the Company received approximately $4.1 million in aggregate gross proceeds from the sale of the common stock and the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants were approximately $3.7 million. After the Company held a special meeting of shareholders on September 14, 2010 and obtained the requisite shareholder approval on a proposal to amend the Company’s amended and restated articles of incorporation to increase the total number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants, the warrants were exercised and the Company received approximately $0.9 million in additional aggregate net proceeds from the exercise of the warrants. The shares were registered for resale on Form S-1 (no. 333-168770). The registration statement was declared effective by the SEC on November 9, 2010.

On February 26, 2009, the Company closed a registered direct offering covering the sale of an aggregate of 44.7 million shares under a shelf registration statement on Form S-3 (no. 333-148623) that was previously filed by the Company on December 21, 2007 and declared effective by the SEC on January 25, 2008. The Company received net proceeds, after offering expenses, of $3.9 million.

Reserved Shares

At December 31, 2010 the Company had 6,354,758 shares reserved for issuance upon exercise of options under all stock option plans and 1,959,278 shares of common stock reserved for issuance of new option grants. The Company had 2,570,010 shares available for future issuances under the ESPP.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning 2001 and ending 2005. As of December 31, 2010, the Company had 279,866 options outstanding and 35,417 shares were available for future grants under the 1996 Plan.

In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s Board of Directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s Board of Directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. In March 2008, the Company’s Board of Directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 2,700,000. In March 2010, the Company’s Board of Directors amended, and in May 2010 the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. Shares available for future grants totaled 1,923,861 as of December 31, 2010 for the 2005 Plan.

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

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2010 and 2009, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 1,990,000 shares and 2,078,000 shares during the years ended December 31, 2010 and 2009, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 450,000 shares and 600,000 shares during 2010 and 2009, respectively. The 2005 Plan had 6,074,892 option shares outstanding as of December 31, 2010.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. There were 9,736 and 3,407 shares cancelled due to option expirations for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there were no outstanding options in this plan and there were no additional shares available for grant.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2010:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Price per Share			Price

Balance at December 31, 2008	3,987,599	4,185,061	$0.39	—	$120.63	$4.14
Options authorized	—	—	—	—	—	—
Options granted	(2,078,000)	2,078,000	$0.15	—	$0.25	$0.22
Options exercised	—	—	$—		$—	$—
Restricted stock awards granted	(2,418,250)	—	—	—	—	—
Options cancelled	1,174,618	(1,174,618)	$0.17	—	$112.50	$4.34
Restricted share awards cancelled	100,625	—	—	—	—	—
Plan shares cancelled and not reauthorized	(3,407)	—	$41.25	—	$42.19	$41.78

Balance at December 31, 2009	763,185	5,088,443	$0.15	—	$120.63	$2.49
Shares added	4,000,000	—	$—	—	$—	$—
Options granted	(1,990,000)	1,990,000	$0.12	—	$0.18	$0.17
Options exercised	—	—	—	—	—	—
Restricted stock awards granted	(2,157,856)	—	—	—	—	—
Options cancelled	723,685	(723,685)	$0.25	—	$120.63	$6.43
Restricted share awards cancelled	630,000	—	—	—	—	—
Plan shares cancelled and not reauthorized	(9,736)	—	$107.81	—	$120.63	$113.26

Balance at December 31, 2010	1,959,278	6,354,758	$0.12	—	$64.69	$1.32

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	Of	Contractual	Exercise	Number of	Exercise
Exercise Price Range	Shares	Life (In Years)	Price	Shares	Price

$0.12 — $0.15	456,000	9.42	$0.13	151,500	$0.12
$0.16 — $0.23	2,194,000	9.31	0.18	826,250	0.17
$0.24 — $0.39	1,083,031	7.98	0.28	514,059	0.28
$0.40 — $0.87	90,000	7.42	0.81	83,437	0.83
$0.88 — $1.41	497,861	6.27	1.31	462,919	1.30
$1.42 — $1.87	1,672,000	6.03	1.72	1,521,812	1.74
$1.88 — $4.75	93,300	4.29	3.99	93,300	3.99
$4.76 — $9.45	137,700	3.59	6.06	137,700	6.06
$9.46 — $34.00	130,026	1.37	21.17	130,026	21.17
$34.01 — $64.69	840	0.10	63.93	840	63.93

	6,354,758	7.60	$1.32	3,921,843	$1.95

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2010 and 2009 for those stock options for which

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2010 and 2009, the aggregate intrinsic value of options outstanding was $26,000 and zero, respectively. As of December 31, 2010, options to purchase 3,921,843 shares of common stock were exercisable and had an aggregate intrinsic value of $14,000. No stock options were exercised in 2010 or 2009.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the years ending December 31, 2010 and 2009 is presented below. The ending balances represent the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of	Weighted Average
	Shares	Grant Date Fair Value

Balance at December 31, 2008	703,535	$1.60
Restricted stock awards granted	2,418,250	0.16
Restricted share awards vested	(353,154)	0.90
Restricted share awards cancelled	(100,625)	0.99

Balance at December 31, 2009	2,668,006	0.41
Restricted stock awards granted	1,824,523	0.16
Restricted share awards vested	(1,414,256)	0.19
Restricted share awards cancelled	(630,000)	0.13
Balance at December 31, 2010	2,448,273	0.44

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The Company’s 2010 restricted stock awards granted included 100,000 shares with vesting provisions based solely on the achievement of performance-based milestones. The Company’s 2009 restricted stock awards granted included 600,000 shares with vesting provisions based solely on the achievement of performance-based milestones. One of the restricted performance-based milestone awards from 2009 for 200,000 shares was achieved in 2010 and the rest were cancelled as the performance-based criteria were not met. The Company records expense for these awards if achievement of the award is probable. Expense is recorded over the estimated service period until the performance-based milestone is achieved.

The total fair value of restricted stock awards that did vest during the years ended December 31, 2010 and 2009 was $169,000 and $66,000, respectively. The Company retained purchase rights to 2,448,000 and 2,668,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2010 and 2009, respectively. Total employee stock-based compensation expense for restricted stock awards was $405,000 and $346,000 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company issued 333,333 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member, In 2010, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in lieu of the aforementioned restricted stock unit grants and restricted stock awards.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, a total of 1,979,990 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 1,000,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. As of December 31, 2010, there was a balance of 2,570,010 available authorized shares. Compensation expense was $63,000 and $55,000 for the years ended December 31, 2010 and 2009, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2010	2009

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	136.0%	115.4%
Risk-free interest rate	1.0%	0.9%
Expected life (years)	2.00	2.00
Weighted-average fair value of purchase rights granted during the period	$0.12	$0.11

Stock-Based Compensation Expense

The Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, (now referred to as ASC 718) effective January 1, 2006. Stock-based compensation expense is based on the fair value of that portion of stock options and restricted stock awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the statement of operations during 2010 and 2009 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award was amortized using the accelerated multiple-option valuation method prescribed by SFAS 123(R). Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. The Company’s estimated forfeiture rate is based on historical experience.

The following table shows stock-based compensation expense included in the statement of operations for the years ended December 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	2010	2009

Costs and Expenses
Research and development	$218	$305
General and administrative	641	568

Total stock-based employee compensation expense	$859	$873

Impact on basic and diluted net loss per common share	$(0.01)	$(0.01)

There was no capitalized stock-based compensation cost as of December 31, 2010. Since the Company has cumulative net losses through December 31, 2010, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases net of forfeitures, was $361,000 as of December 31, 2010. This amount will be recognized over a weighted average

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

period of 1.50 years. As of December 31, 2010, $299,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 0.92 years.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock for similar terms. The expected term was estimated using a lattice model prior to 2010, and the simplified method was used in 2010 as allowed in SAB No. 110, since the Company’s recent exercise and forfeiture history was not representative of the expected term of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions for employee and non-employee options are as follows:

	Years Ended December 31
	2010	2009

Dividend yield	0.0%	0.0%
Volatility factor	98.7%	91.6%
Risk-free interest rate	1.7%	1.3%
Expected term (years)	5.5	3.7
Weighted-average fair value of options granted during the periods	$0.13	$0.14

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity — Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10.	Collaborations and Royalty Agreements

Lung Rx

On August 30, 2007, the Company signed an Exclusive License, Development and Commercialization Agreement (the “Lung Rx Agreement”) with Lung Rx, Inc., (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics Corporation, pursuant to which the Company granted Lung Rx, upon the payment of specified amounts, an exclusive license to develop and commercialize inhaled treprostinil using the Company’s AERx Essence technology for the treatment of pulmonary arterial hypertension and other potential therapeutic indications. The Company determined that the Lung Rx collaboration agreement, since it was comprised of multiple deliverables without standalone value, should be treated as a single unit of accounting. The Company has received a total of $4.9 million in milestone, development and other payments under this agreement. Up until the quarter ended September 30, 2009, the Company had not recognized any revenue under the Lung Rx Agreement due to the existence of certain undelivered performance obligations.

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

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the Company’s revenue recognition policy, all amounts were recognized as revenue in the quarter ended September 30, 2009 since the Company no longer had any performance obligations under the Lung Rx Agreement.

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, the Company received a $4.0 million initial payment from Zogenix and was entitled to a $4.0 million milestone payment upon initial U.S. commercialization, as well as royalty payments upon commercialization of DosePro products. In December 2007, Zogenix submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the migraine drug sumatriptan using the needle-free injector DosePro (“SUMAVEL DosePro”). In March 2008, Zogenix entered into a license agreement to grant exclusive rights in the European Union to Desitin Pharmaceuticals, GmbH to develop and commercialize SUMAVEL DosePro in the European Union. On July 16, 2009, Zogenix announced that it had received approval from the FDA for its NDA for SUMAVEL DosePro needle-free delivery system. On August 3, 2009, Zogenix and Astellas Pharma US, Inc. announced that they had entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. Under the announced terms of the agreement, the companies will collaborate on the promotion and marketing of SUMAVEL DosePro with Zogenix focusing their sales activities primarily on the neurology market while Astellas will focus mostly on primary care physicians. Zogenix will have responsibility for manufacturing and distribution of the product.

The Company received from Zogenix a milestone payment of $4.0 million in the three months ended March 31, 2010 and received recurring royalty payments totaling $0.4 million during the last half of the year ending December 31, 2010.

11.	Asset Impairment

In accordance with U.S. GAAP, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the quarter ended September 30, 2009, the Company concluded that the termination of the Lung Rx Agreement and the subsequent suspension of development activities warranted reviewing AERx technology assets for impairment. The Company determined that the production equipment used to manufacture the AERx product constituted an asset group that should be reviewed for impairment. These assets are presently idle and primarily consist of customized AERx production equipment that does not have an active resale market due to the specialized nature of the assets. The Company determined that the net book value of these assets exceeded the expected future cash flows.

Accordingly, the Company recorded an impairment charge of $1.6 million to write down the assets to their estimated fair value. The Company recorded this charge as a component of restructuring and asset impairment on its statement of operations. In addition, the Company recorded $0.3 million in restructuring and asset impairment expense related to lease exit activities.

12.	Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2010 statutory limit of $16,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions on 50% of the first 6% of an employee’s contribution. The Company’s employer matching contribution expense was $35,000 and $62,000 in 2010 and 2009, respectively.

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

In 2010 and 2009, the Company recorded an income tax benefit of zero and $15,000, respectively. The income tax benefits were a result of the refundable research and development credit that was enacted in 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009

Net operating loss carryforwards	$9,114	$7,962
Research and development credits	6,461	6,389
Federal orphan drug credits	3,801	3,360
Debt extinguishment	(1,149)	—
Other	1,922	1,818

Total deferred tax assets	20,149	19,529
Valuation allowance	(20,149)	(19,529)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2010 and 2009, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $0.6 million during the year ended December 31, 2010 and increased by $7.6 million during the year ended December 31, 2009. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009

Income tax benefit at federal statutory rate	$(1,882)	$(4,825)
Expired net operating losses	65	11
State taxes (net of federal)	(116)	(847)
Credits	(2,621)	(2,408)
Other	85	425
Reduction in deferred tax assets due to Section 382 limitations	3,849	—

Change in valuation allowance	620	7,629

Total	$—	$(15)

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $22.5 million, federal research and development tax credit carryforwards of approximately $0.1 million and federal orphan drug credit carryforwards of approximately $3.8 million, which expire in the years 2011 through 2030. The

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company also had California net operating loss carryforwards of approximately $21.5 million, which expire in the years 2011 through 2030, and California research and development tax credit carryforwards of approximately $9.8 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $22.5 million will be available from 2011 to 2028, subject to the annual limitations. Federal tax credit carryforwards totaling $2.8 million will be available from 2021 to 2030, subject to the annual limitations. State operating loss carryforwards totaling $21.5 million will be available from 2012 to 2030, subject to the annual limitations. State tax credit carryforwards totaling $9.8 million will be available commencing in 2031. The Company’s use of its net operating loss and credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2010. The annual limitations or any future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 1995 through 2009 due to net operating losses that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2010, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

14.	Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenue	$4,000	$—	$239	$144

Operating expenses:
Research and development	2,837	2,736	2,403	2,234
General and administrative	1,253	1,382	895	955
Restructuring and asset impairment	13	13	11	11

Total expenses	4,103	4,131	3,309	3,200

Loss from operations	(103)	(4,131)	(3,070)	(3,056)
Net interest expense	(99)	(105)	(92)	(2)
Other income (expense), including extinguishment of debt	(2)	108	4,477	696

Loss before income taxes	(204)	(4,128)	1,315	(2,362)
Income tax benefit (provision)	—	—	—	—

Net income (loss)	$(204)	$(4,128)	$1,315	$(2,362)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.04)	$0.01	$(0.01)

Shares used in computing basic net loss per common share	99,872	104,891	139,167	169,824

Shares used in computing diluted net loss per common share	99,872	104,891	140,177	169,824

ARADIGM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenues	$—	$—	$4,883	$—

Operating expenses:
Research and development	3,726	2,927	2,426	2,327
General and administrative	1,398	1,368	1,323	941
Restructuring and asset impairment	17	205	1,638	14

Total expenses	5,141	4,500	5,387	3,282

Loss from operations	(5,141)	(4,500)	(504)	(3,282)
Net interest expense	(76)	(91)	(93)	(96)
Other income (expense)	(1)	(3)	1	(1)

Loss before income taxes	(5,218)	(4,594)	(596)	(3,379)
Income tax benefit	—	—	—	15

Net loss	$(5,218)	$(4,594)	$(596)	$(3,364)

Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.01)	$(0.03)

Shares used in computing basic and diluted net loss per common share	70,704	99,298	99,347	99,648

15.	Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2010 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

As a result of the enactment in our third quarter of the Dodd-Frank Wall Street reform and Consumer Protection Act, “Exemption for Non-accelerated Filer,” and in accordance with Section 989G of that act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

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

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2011 Proxy Statement”).

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit
No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.10(17)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10	.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

Exhibit
No.		Description

10	.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10	.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10	.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10	.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.
10	.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10	.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10	.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
10	.21(16)+	2005 Equity Incentive Plan, as amended
10	.22(17)+	Employee Stock Purchase Plan, as amended.
10	.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.
10	.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.
10	.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10	.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10	.27(20)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10	.28(20)+	Amended and Restated Executive Officer Severance Benefit Plan.
10	.29(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Igor Gonda.
10	.30(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Nancy Pecota.
10	.31(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Jeffery Grimes.
10	.32(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.
10	.33(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*
10	.34(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.
10	.35(22)	Form of Warrant used in connection with the June 2010 private placement.
10	.36(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*
10	.37(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.
10	.38(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.
23.1		Consent of Odenberg Ullakko Muranishi & Co LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.

Exhibit
No.	Description

31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.

(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.

(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.

(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.

(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.

(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 24th day of March 2011.

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

Signature	Title	Date

/s/ Igor Gonda Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2011

/s/ Nancy E. Pecota Nancy E. Pecota	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2011

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 24, 2011

/s/ Frank H. Barker Frank H. Barker	Director	March 24, 2011

/s/ Tamar D. Howson Tamar D. Howson	Director	March 24, 2011

/s/ John M. Siebert John M. Siebert	Director	March 24, 2011

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company, as amended.
3	.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
3	.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.
3	.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
3	.10(17)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11.
4	.2(1)	Specimen common stock certificate.
10	.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.
10	.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.
10	.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.
10	.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.
10	.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.
10	.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk AS
10	.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.
10	.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.
10	.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10	.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.
10	.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.
10	.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.
10	.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.
10	.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.
10	.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

Exhibit
No.		Description

10	.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.
10	.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.
10	.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.
10	.21 (16)+	2005 Equity Incentive Plan, as amended
10	.22(17)+	Employee Stock Purchase Plan, as amended.
10	.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.
10	.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.
10	.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10	.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.
10	.27(20)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.
10	.28(20)+	Amended and Restated Executive Officer Severance Benefit Plan.
10	.29(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Igor Gonda.
10	.30(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Nancy Pecota.
10	.31(21)+	Amended and Restated Change of Control Agreement, dated as of July 30, 2009 by and between Aradigm Corporation and Jeffery Grimes.
10	.32(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.
10	.33(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*
10	.34(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.
10	.35(22)	Form of Warrant used in connection with the June 2010 private placement.
10	.36(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*
10	.37(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.
10	.38(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.
23.1		Consent of Odenberg Ullakko Muranishi & Co LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Section 302 Certification of the Chief Executive Officer.
31.2		Section 302 Certification of the Chief Financial Officer.
32.1		Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.

(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.

(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.

(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.

(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.

(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.

(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.

(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.

(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.

(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.

(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.

(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.

(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.

(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.

(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.