Form 10-Q
period 2011-03-31
ARADIGM CORP
filed 2011-05-13
CIK 1013238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 9, 2011)
Common	172,785,353

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$2,591	$5,295
Short-term investments	501	251
Receivables	75	180
Prepaid and other current assets	181	180

Total current assets	3,348	5,906
Property and equipment, net	1,431	1,553
Notes receivable	55	54
Other assets	113	115

Total assets	$4,947	$7,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$190	$257
Accrued clinical and cost of other studies	514	993
Accrued compensation	318	327
Facility lease exit obligation	104	99
Other accrued liabilities	585	450

Total current liabilities	1,711	2,126
Deferred rent	110	99
Facility lease exit obligation, non-current	703	729
Other non-current liabilities	75	75

Total liabilities	2,599	3,029

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at March 31, 2011 and December 31, 2010; issued and outstanding shares: 172,304,235 at March 31, 2011 and December 31, 2010	358,620	358,424
Accumulated deficit	(356,272)	(353,825)

Total shareholders’ equity	2,348	4,599

Total liabilities and shareholders’ equity	$4,947	$7,628

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue:
Royalty revenue	$182	$4,000

Operating expenses:
Research and development	1,480	2,837
General and administrative	1,135	1,253
Restructuring and asset impairment	10	13

Total operating expenses	2,625	4,103

Loss from operations	(2,443)	(103)
Interest income	2	10
Interest expense	(7)	(109)
Other income (expense)	1	(2)

Net loss	$(2,447)	$(204)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Shares used in computing basic and diluted net loss per common share	170,135	99,872

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(2,447)	$(204)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	—	15
Depreciation and amortization	127	165
Stock-based compensation expense	188	261
Cost of warrants and options for services	2	—
Changes in operating assets and liabilities:
Receivables	105	(69)
Prepaid and other current assets	5	(46)
Restricted cash	—	—
Other assets	1	2
Accounts payable	(67)	194
Accrued compensation	(9)	(59)
Other liabilities	(344)	(438)
Deferred rent	11	(6)
Deferred revenue	—	—
Facility lease exit obligation	(21)	(62)

Net cash used in operating activities	(2,449)	(247)

Cash flows from investing activities:
Capital expenditures	(5)	—
Purchases of short-term investments	(250)	—
Proceeds from sales and maturities of short-term investments	—	2,205

Net cash provided by (used in) investing activities	(255)	2,205

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	(2,704)	1,958
Cash and cash equivalents at beginning of period	5,295	3,903

Cash and cash equivalents at end of period	$2,591	$5,861

See accompanying Notes to the Unaudited Condensed Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2011
1. Organization, Basis of Presentation and Liquidity
Organization
     Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products during the year, except for the royalty revenue from Zogenix. The Company operates as a single operating segment.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 25, 2011 (the “2010 Annual Report on Form 10-K”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information, please refer to the financial statements and notes thereto included in the 2010 Annual Report on Form 10-K.
Liquidity
     The Company had cash, cash equivalents and short-term investments of approximately $3.1 million as of March 31, 2011. Management believes that this amount, as well as anticipated recurring royalty payments from Zogenix will be sufficient to meet its obligations through at least the second quarter of 2011 since the Company continues to defer certain discretionary activities.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2011, the Company had an accumulated deficit of $356.3 million, working capital of $1.6 million and shareholders’ equity of $2.3 million. The Company will require additional capital to fund its drug development and operating activities and is currently seeking additional financing, which may include a collaborative arrangement, an equity offering, a royalty monetization or sale or licensing of non-core assets, in order to continue such activities. If the Company is unable to complete such a transaction or is unable to obtain sufficient financing on acceptable terms or otherwise, the Company may be required to further reduce, defer or discontinue its activities or may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Investments
     Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses and are reported as a separate component in the statement of shareholders’ equity until realized. Fair values of investments are based on quoted market prices where available. Investment income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss equal to the amount of any such decline. No such reductions have been required during any of the periods presented.
Property and Equipment
     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment includes external costs incurred for validation of the equipment. The Company does not capitalize internal validation expense. Computer equipment and software includes capitalized computer software. All of the Company’s capitalized software is purchased; the Company has no internally developed computer software. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life of the improvement.
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
     Royalty revenue will be earned under the terms of the asset sale agreement with Zogenix. The Company will recognize revenue when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. The Company anticipates recognizing revenue from quarterly royalty payments one quarter in arrears since it believes it will not be able to determine quarterly royalty earnings until it receives the royalty statements and payments from Zogenix.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2011 and December 31, 2010, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2011 and 2010, because the inclusion of such shares would have had an anti-dilutive effect.
Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method for revenue recognition for research and development arrangements. This standard provides guidance on the criteria that should be met to recognize revenue upon achievement of the related milestone event. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June, 15, 2010. The Company adopted this guidance in the third quarter of 2010. While the Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations, this standard may impact the Company in the event the Company completes future transactions.
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
3. Cash, Cash Equivalents and Short-Term Investments
     At March 31, 2011 and December 31, 2010, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at March 31, 2011 mature in less than one year.
     The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes. All of these securities are classified as available for sale with the unrealized gain and loss being recorded in accumulated other comprehensive income; there were no unrealized gains or losses at March 31, 2011 and December 31, 2010.
4. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, (now referred to as ASC 820) which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,591	$1,094	$1,497	$—

Short-term investments:
Commercial paper	$250	$—	$250	$—
U.S. treasury and agencies	251	—	251	—

Total	$501	$—	$501	$—

     The Company’s cash and cash equivalents at March 31, 2011 consist of cash, commercial paper, U.S. Treasury and agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at March 31, 2011 consisted of commercial paper and U.S. agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.
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
     The lease exit liability activity for the three months ended March 31, 2011 is as follows (in thousands):

Three Months Ended
March 31, 2011
Balance at January 1, 2011	$828
Accretion expense	10
Lease payments	(31)

Balance at March 31, 2011	$807

     As of March 31, 2011, $104,000 of the $807,000 balance was recorded as a current liability and $703,000 was recorded as a non-current liability.
6. Other Liabilities
     Other liabilities consist of the following (in thousands):

	Mar 31	Dec 31
	2011	2010
Other accrued liabilities:
Accrued expense for services	$511	$413
Payroll withholding liabilities	74	37

Total other accrued liabilities	$585	$450

Other non-current liabilities:
Deposits	$75	$75

Total other non-current liabilities	$75	$75

     In July 2010, the Company entered into an agreement with the landlord to defer a portion of its monthly rent payments each month over a one year period. The repayment period will be over 12 months beginning in September 2011. Deferred amounts will accrue interest charges at an interest rate of 10 percent per annum. As of March 31, 2011 the deferred landlord rent and interest that was included in accrued expense for services was $321,000.

7. Collaborations and Licensing Agreements
Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL* DosePro product. The U.S. launch entitled the Company to a $4.0 million milestone payment which it received and recorded as royalty revenue during the three months ended March 31, 2010. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual sixty day lag in royalty reporting under the asset sale agreement. Under the terms of the asset sale agreement the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of Net Sales of DosePro products. The Company recorded recurring royalty revenue of $182,000 for the quarter ended March 31, 2011.
8. Stock-Based Compensation and Stock Options and Awards
     The following table shows the stock-based compensation expense included in the accompanying condensed statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31,	March 31,
	2011	2010
Costs and expenses:
Research and development	$64	$51
General and administrative	124	210

Total stock-based compensation expense	$188	$261

     There was no capitalized stock-based employee compensation cost for the quarters ended March 31, 2011 and 2010. Since the Company incurred net losses during the quarters ended March 31, 2011 and 2010, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.3 million as of March 31, 2011. This amount will be recognized over a weighted average period of 1.49 years.
     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2011 was $67,000. The Company retained purchase rights with respect to 2,088,309 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2011. As of March 31, 2011, there was $0.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.73 years.
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
Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2011:

		Options Outstanding
						Weighted
	Shares Available					Average
	for Grant of	Number of				Exercise
	Option or Award	Shares	Exercise Price Range			Price
Balance at January 1, 2011	1,959,278	6,354,758	$0.12	—	$64.69	$1.32
Options authorized	—	—	—	—	—	—
Options granted	(100,000)	100,000	0.18	—	0.18	0.18
Options exercised	—	—	—	—	—	—
Options cancelled	35,022	(35,022)	$0.25	—	$64.69	$15.70
Restricted share awards granted	—	—	—	—	—	—
Restricted share awards cancelled	—	—	—	—	—	—
Plan shares cancelled and not reauthorized	—	—	—	—	—	—

Balance at March 31, 2011	1,894,300	6,419,736	$0.12	—	$34.00	$1.22

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2011 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2011, options to purchase 4,409,463 shares of common stock were exercisable and had an aggregate intrinsic value of $31,000. No stock options were exercised during the three months ended March 31, 2011.
     A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of March 31, 2011 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Balance at December 31, 2010	2,448,273	$0.44
Restricted share awards issued	—	—
Restricted share awards vested	(359,964)	0.19
Restricted share awards cancelled	—	—

Balance at March 31, 2011	2,088,309	$0.48

9. Net Loss Per Common Share
     The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2011 and 2010.
     The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2011 and 2010, as their effect would be anti-dilutive (in thousands):

	Three months ended
	March 31,
	2011	2010
Outstanding stock options	6,420	4,968
Unvested restricted stock	2,088	2,450
Unvested restricted stock units	333	—
10. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed statements of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Net loss	$(2,447)	$(204)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	(2)

Comprehensive loss	$(2,447)	$(206)

11. Warrant Issuance
     The Company entered into an agreement that included a performance compensation clause with a vendor during the quarter ended March 31, 2011 to issue up to 750,000 warrant shares. The performance clause relates to the Company’s stock performance through June 30, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,”, “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include our belief that our cash, cash equivalents and short-term investments as of March 31, 2011 and the Zogenix quarterly royalty payments will be sufficient to enable us to fund our operations through at least the second quarter of 2011, our expectation that we will incur operating losses for the foreseeable future, our anticipations regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.
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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our liposomal ciprofloxacin formulations for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2011, we had an accumulated deficit of $356.3 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, and interest earned on cash equivalents and short-term investments.
     Over the last five years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory diseases that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (“EU”). It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidates are proprietary liposomal formulations, ARD-3100 and ARD-3150, of the antibiotic ciprofloxacin that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (“CF”) and non-cystic fibrosis bronchiectasis (“BE”). We received orphan drug designations for ARD-3100 for both of these indications in the U.S. and for cystic fibrosis in the European Union. We may seek orphan drug designation for other eligible product candidates we develop, including ARD-3150. We have reported the results of one successful Phase 2b trial with ARD-3150 in non-cystic fibrosis bronchiectasis and two successful Phase 2a trials with ARD-3100 in cystic fibrosis and non-cystic fibrosis bronchiectasis, respectively.
     In June 2008, we completed a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once-daily dosing of 6mL of inhaled liposomal ciprofloxacin (ARD-3100). The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (‘CFU’), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log against baseline over the 14-day treatment period (p<0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (‘FEV1’) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04). The study drug was well tolerated and there were no serious adverse events reported during the trial.
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
     In July 2009, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (ARD-3100) Investigational New Drug (‘IND’) application for the management of non-cystic fibrosis bronchiectasis.
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
     In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations, and changes in lung function and in quality of life measurements.

ORBIT-2 explored whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits.
     In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the ARD-3150 group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the ARD-3150 group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). ARD-3150 was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, ARD-3150 had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with ARD-3150 was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the ARD-3150 group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).
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
     In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). In conjunction with the sale, we received a $4 million initial payment from Zogenix, with an additional milestone payment of $4 million and royalty payments payable upon any commercialization of products in the U.S. and other countries, including the European Union, developed and sold using the DosePro technology. In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. In August 2009, Zogenix and Astellas Pharma US, Inc. entered into an exclusive co-promotion agreement in the U.S. for the SUMAVEL DosePro needle-free delivery system. On January 13, 2010, Zogenix announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro. In December 2010, Zogenix was granted approval of the Marketing Authorization Application (“MAA”) for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system by the Danish Medicines Agency of Denmark. Denmark is the first country in Europe to grant marketing authorization for SUMAVEL DosePro. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) granted approval of the MAA for SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to 3% royalty on net sales of SUMAVEL DosePro in all territories.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2011 and December 31, 2010, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.
Stock-Based Compensation
     We account for stock-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.
     Stock-based compensation expense is recorded to research and development and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.
     We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the audited financial statements included in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Three months ended March 31, 2011 and 2010
     Our net loss increased by $2.2 million for the three months ending March 31, 2011 as compared with the three months ended March 31, 2010. This unfavorable result is mostly due to significantly lower revenue partially offset by lower operating expenses as compared with the prior year period. Operating expenses were lower despite our continued investment in our liposomal ciprofloxacin clinical programs.
     Total revenue was $0.2 million for the three months ended March 31, 2011 as compared with $4.0 million in the comparable period in 2010. For the three months ended March 31, 2011, we recorded $0.2 million in recurring royalty revenue related to ongoing SUMAVEL DosePro product sales. For the period ended March 31, 2010, we recorded $4.0 million in revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s SUMAVEL DosePro product.
     Operating expenses were $2.6 million for the three months ended March 31, 2011, which represented a $1.5 million decrease from the prior year. Research and development expenses decreased $1.4 million and general and administrative expenses decreased $0.1 million.
     The decrease in research and development expenses was due to slightly lower headcount, lower depreciation expense and lower clinical costs. For the quarter ended March 31, 2011 lower clinical costs were mainly due to lower contract manufacturing costs related to the production of liposomal ciprofloxacin for the Phase 2b trials and lower clinical trial costs due to the ramp up of the Phase 2b trials that occurred in the prior year period.

Liquidity and Capital Resources
     As of March 31, 2011, we had cash, cash equivalents and short-term investments of $3.1 million and total working capital of $1.6 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount as well as anticipated recurring royalty payments from Zogenix will be sufficient to enable us to fund our operations through at least the second quarter of 2011.
     Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At March 31, 2011, we had an accumulated deficit of $356.3 million and shareholders’ equity of $2.3 million.
     We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled liposomal ciprofloxacin for the bronchiectasis and cystic fibrosis indications. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.
Three months ended March 31, 2011
     Total cash and cash equivalents decreased by $2.7 million for the three months ended March 31, 2011, compared to December 31, 2010. The overall decrease primarily resulted from the use of cash to fund operations of $2.4 million, as well as the purchase of short-term investments of $0.3 million.
Three months ended March 31, 2010
     Total cash and cash equivalents increased by $2.0 million for the three months ended March 31, 2010, compared to December 31, 2009. The increase in cash was primarily due to net proceeds from the sales and maturities of short-term investments of $2.2 million. This increase was partially offset by cash used for operations of $0.2 million. Cash used for operations was favorably impacted by the receipt of the $4.0 million milestone payment from Zogenix
Off-Balance Sheet Financings and Liabilities
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
     None

Item 1A.	Risk Factors
     In addition to the other information contained in this Quarterly Report on Form 10-Q, and risk factors set forth in the 2010 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.
     The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2010 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2010 Annual Report on Form 10-K.
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
**We will need to raise additional capital in the very near future and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.
     We believe our cash, cash equivalents and short-term investments as of March 31, 2011 and the Zogenix quarterly royalty payments will be sufficient to enable us to fund our operations through at least the second quarter of 2011. We will need to raise additional capital to continue even minimal operations beyond the second quarter of 2011. We will need to commit substantial funds to further develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:
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
**We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2011, we have an accumulated deficit of $356.3 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:
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

**Our dependence on future collaborators may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.
     Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.
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
     If we wish to develop and commercialize ARD-3150 for cystic fibrosis or bronchiectasis, we may need to apply for orphan drug designation for this formulation of inhaled liposomal ciprofloxacin as well. There is no guarantee that such designation will be obtained either from the FDA or from the European Medicines Agency, and even if we obtain them the risks outlined above will apply.
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
     If we market any approved products in foreign countries, we will be subject to different laws and regulations, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we and our future collaborators must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.
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
•	investor perception of us;

•	our available cash;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the value of the royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to establish or delays in establishing new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.
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
     A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of April 26, 2011, our three largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.
Our independent public accounting firm, in its audit opinion issued in connection with our financial statements for the period ended December 31, 2010, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations.
     The accompanying financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we have suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

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

Dated: May 12, 2011

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