Form 10-Q
period 2011-06-30
ARADIGM CORP
filed 2011-08-09
CIK 1013238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) Common	(Outstanding at August 1, 2011) 198,114,301

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARADIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,481	$5,295
Short-term investments	899	251
Receivables	97	180
Prepaid and other current assets	480	180

Total current assets	9,957	5,906
Property and equipment, net	1,319	1,553
Notes receivable	56	54
Other assets	583	115

Total assets	$11,915	$7,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$212	$257
Accrued clinical and cost of other studies	921	993
Accrued compensation	716	327
Facility lease exit obligation	108	99
Other accrued liabilities	778	450

Total current liabilities	2,735	2,126
Deferred rent	121	99
Facility lease exit obligation, non-current	677	729
Other non-current liabilities	75	75
Note payable, net of discount and accrued interest	8,145	—

Total liabilities	11,753	3,029

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at June 30, 2011 and December 31, 2010; issued and outstanding shares: 173,114,301 at June 30, 2011; 172,304,235 at December 31, 2010	359,328	358,424
Accumulated deficit	(359,166)	(353,825)

Total shareholders’ equity	162	4,599

Total liabilities and shareholders’ equity	$11,915	$7,628

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Royalty revenue	184	—	366	4,000

Operating expenses:
Research and development	1,584	2,736	3,064	5,573
General and administrative	1,440	1,382	2,575	2,635
Restructuring and asset impairment	10	13	20	26

Total operating expenses	3,034	4,131	5,659	8,234

Loss from operations	(2,850)	(4,131)	(5,293)	(4,234)
Interest income	1	4	3	14
Interest expense	(46)	(109)	(53)	(218)
Other income (expense), net	1	108	2	106

Net loss	$(2,894)	$(4,128)	$(5,341)	$(4,332)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per common share	170,731	104,891	170,435	102,396

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,341)	$(4,332)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	1	26
Depreciation and amortization	240	322
Stock-based compensation expense	378	451
Compensation expense from warrants for services rendered	428	—
Changes in operating assets and liabilities:
Receivables	83	(239)
Prepaid and other current assets	(262)	(171)
Other assets	(470)	3
Accounts payable	(46)	376
Accrued compensation	389	311
Other liabilities	290	138
Deferred rent	22	(13)
Facility lease exit obligation	(43)	(124)

Net cash used in operating activities	(4,331)	(3,252)

Cash flows from investing activities:
Capital expenditures	(5)	(5)
Purchases of short-term investments	(1,149)	—
Proceeds from sales and maturities of short-term investments	500	5,200

Net cash provided by (used in) investing activities	(654)	5,195

Cash flows from financing activities:
Proceeds from private placement of common stock, net	—	3,719
Proceeds from issuance of common stock	60	43
Proceeds from issuance of note payable	8,111	—

Net cash provided by financing activities	8,171	3,762

Net increase in cash and cash equivalents	3,186	5,705
Cash and cash equivalents at beginning of period	5,295	3,903

Cash and cash equivalents at end of period	$8,481	$9,608

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 25, 2011 (the “2010 Annual Report on Form 10-K”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.
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
     The accompanying unaudited condensed consolidated financial statements include the accounts of Aradigm Corporation and the Company’s active wholly-owned subsidiary, Aradigm Royalty Financing LLC. All intercompany transactions have been eliminated.
Liquidity
     The Company had cash, cash equivalents and short-term investments of approximately $9.4 million as of June 30, 2011. Management believes that this amount, as well as the proceeds from the July 2011 private placement (see Note 12), will be sufficient to fund operations through at least the second quarter of 2012.
2. Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for expenses associated with the June 2011 royalty financing transaction and for payments received from product development and license agreements as they relate to revenue recognition, assumptions for valuing options and warrants, and income taxes. Actual results could differ materially from these estimates.
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
Revenue Recognition
     The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and ASC 605-25, Revenue Recognition Multiple Elements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.
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
     Royalty revenue will be earned under the terms of the asset sale agreement with Zogenix. The Company will recognize revenue when the amounts under this agreement can be determined and when collectability is probable. The Company has no performance obligations under this agreement. The Company anticipates recognizing revenue from quarterly royalty payments one quarter in arrears since it believes it will not be able to determine quarterly royalty earnings until it receives the royalty statements from Zogenix.
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
     The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2011 and December 31, 2010, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.
Net Loss Per Common Share
     Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and six months ended June 30, 2011 and 2010, because the inclusion of such shares would have had an anti-dilutive effect.
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
     In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and instead requires separate statements of comprehensive income. The amendment is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position and results of operation.
3. Cash, Cash Equivalents and Short-Term Investments
     At June 30, 2011 and December 31, 2010, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at June 30, 2011 mature in less than one year.
     The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income; there were no unrealized gains or losses at June 30, 2011 and December 31, 2010.
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

	Fair Value Measurements
		(In thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance	Identical Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$8,481	$8,481	$—	$—

Short-term investments:
Commercial paper	$399	$—	$399	$—
U.S. treasury and agencies	500	—	500	—

Total	$899	$—	$899	$—

     The Company’s cash and cash equivalents at June 30, 2011 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at June 30, 2011 consisted of commercial paper and U.S agency notes. The Company uses an independent third party pricing service to value its commercial paper and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.
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
     The lease exit liability activity for the six months ended June 30, 2011 is as follows (in thousands):

Six Months Ended
June 30, 2011
Balance at January 1, 2011	$828
Accretion expense	20
Lease payments	(63)

Balance at June 30, 2011	$785

     As of June 30, 2011, $108,000 of the $785,000 balance was recorded as a current liability and $677,000 was recorded as a non-current liability.
6. Other Accrued Liabilities
     Other accrued liabilities consist of accrued rent and accrued expenses for legal services, audit-related services and payroll withholding liabilities.
     At June 30, 2011, other accrued liabilities consisted of accrued rent of $410,000, accrued expenses for services of $335,000 and payroll withholding liabilities of $33,000. At December 31, 2010, other accrued liabilities consisted of accrued rent of $235,000, accrued expenses for services of $178,000 and payroll withholding liabilities of $37,000. In July 2010, the Company entered into an agreement with the landlord of the Hayward facility to defer a portion of the monthly rent payment over a one year period. The repayment period was over 12 months beginning in September 2011, if not repaid sooner without pre-payment penalty. Deferred amounts accrue interest at 10% per annum.
7. Collaborations and Royalty Agreements
Zogenix
     In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL* DosePro product. Under the terms of the asset sale agreement, the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of net sales of DosePro products. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual sixty day lag in royalty reporting under the asset sale agreement. The Company recorded recurring royalty revenue of $184,000 for the quarter ended June 30, 2011.
8. Note Payable and Accrued Interest
     On June 21, 2011, the Company entered into an $8.5 million royalty financing agreement with a syndicate of lenders. The agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties from net sales of the

SUMAVEL DosePro (sumatriptan injection) needle-free delivery system payable to the Company under its Asset Purchase Agreement (“APA”) with Zogenix.
     Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees, transaction and legal expenses (estimated to be approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders will be entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) one-and-a-half percent (1.50%), plus a margin of fourteen-and-a-half percent (14.5%). To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.
     The Company has the right to prepay the Term Loan after June 21, 2012, subject to the payment of the principal balance plus a prepayment fee of eight percent (8%) of the outstanding balance if prepaid in months 13-24 following the transaction closing date of June 21, 2011; four percent (4%) if prepaid in months 25-36; and two percent (2%) if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the forty-eight (48) month anniversary of the closing date. In addition, the Company has the right to make partial prepayments in an amount no less than the greater of (i) ten percent (10%) of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.
     In accordance with Accounting Standards Topic 470 — Debt, the Company capitalized the fees, transaction and legal expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses will be amortized to interest expense using the effective interest method over a period of 48 months.
     The Interest Reserve account was recorded in prepaid and other current assets.
     In connection with the transaction, Aradigm issued to the lenders warrants to purchase a total of 2,840,909 shares of Aradigm common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of Aradigm common stock for the ten trading days immediately preceding the closing of the transaction. The warrants expire on December 31, 2016.
     In accordance with Accounting Standards Topic 815, the warrants were treated as equity instruments and their fair value was determined to be approximately $390,000. The fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The fair value of the warrants will be amortized to interest expense using the effective interest method over a period of 48 months.
9. Stock-Based Compensation and Stock Options, Awards and Units
     The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Costs and expenses:
Research and development	$57	$41	$122	$92
General and administrative	133	149	256	359

Total stock-based compensation expense	$190	$190	$378	$451

     There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2011 and 2010. Since the Company incurred net losses during the quarters ended June 30, 2011 and 2010, there was no recognized tax benefit associated with stock-based compensation expense.
     The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.5 million as of June 30, 2011. This amount will be recognized over a weighted average period of 1.25 years.

     For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2011 was $79,000. The Company retained purchase rights with respect to 2,344,043 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2011. As of June 30, 2011, there was $0.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.56 years.
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
Stock Option Activity
     The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2011:

		Options Outstanding
	Shares Available					Weighted
	for Grant of					Average
	Option, Award or	Number of				Exercise
	Unit	Shares	Exercise Price Range			Price
Balance at January 1, 2011	1,959,278	6,354,758	$0.12	—	$64.69	$1.32
Options granted	(500,000)	500,000	0.18	—	0.19	0.19
Options cancelled	84,898	(84,898)	$0.25	—	$64.69	$9.69
Restricted share awards granted	(328,948)	—	—	—	—	—
Restricted share units awarded	(78,947)	—	—	—	—	—

Balance at June 30, 2011	1,136,281	6,769,860	$0.12	—	$24.10	$1.13

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2011 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2011, options to purchase 4,820,616 shares of common stock were exercisable and had an aggregate intrinsic value of $52,000. No stock options were exercised during the six months ended June 30, 2011.
     A summary of the Company’s unvested restricted stock and performance bonus stock award as of June 30, 2011 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Balance at December 31, 2010	2,448,273	$0.44
Restricted share awards issued	328,948	0.19
Restricted share awards vested	(433,178)	0.18

Balance at June 30, 2011	2,344,043	$0.45

     During the three months ended June 30, 2011, the Company issued 78,947 shares of restricted stock units with no exercise price to a non-employee member of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In 2011, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in lieu of the aforementioned restricted stock unit grants and restricted stock awards.

10. Net Loss Per Common Share
     The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the six month periods ended June 30, 2011 and 2010.
     The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2011 and 2010, as their effect would be anti-dilutive (in thousands):

	Six months ended
	June 30,
	2011	2010
Outstanding stock options	6,770	4,962
Unvested restricted stock	2,344	2,497
Unvested restricted stock units	412	333
Outstanding common stock warrants	3,591	7,527
11. Comprehensive Loss
     Comprehensive loss includes net loss and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Six months ended
	June 30,
	2011	2010
Net loss	$(5,341)	$(4,332)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	(2)

Comprehensive loss	$(5,341)	$(4,334)

12. Subsequent Events
July 2011 Private Placement
     On July 5, 2011, the Company entered into a definitive agreement for the sale of common stock to three existing shareholders, including accounts managed by First Eagle Investment Management LLC and Tavistock Life Sciences, in a private placement for aggregate gross proceeds of $4.75 million. The closing of the private placement occurred on July 7, 2011. Under the terms of the agreement, the Company agreed to sell an aggregate of 25,000,000 shares of common stock at a price of $0.19 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock are anticipated to be approximately $4.4 million. The Company will be required, among other things, to file a resale registration statement within 30 days following the closing that covers the resale by the purchasers of the shares.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in , or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of June 30, 2011 and the proceeds from the July 2011 private placement will be sufficient to enable us to fund our operations through at least the second quarter of 2012, our expectation that we will incur operating losses for the foreseeable future, our anticipations regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.
     These forward-looking statements and our business are subject to significant risks including, but not limited to, our ability to obtain additional financing or partnering agreements in order to fund Phase 3 clinical trials of our inhaled ciprofloxacin product candidates, our ability to obtain clearance from the FDA for conducting our inhaled ciprofloxacin Phase 3 clinical trials, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.
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
Overview
     We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our liposomal ciprofloxacin formulations for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of June 30, 2011, we had an accumulated deficit of $359.2 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.
     Over the last five years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidates are proprietary inhaled formulations, ARD-3100 (Lipoquin™) and ARD-3150 (Pulmaquin™), of the antibiotic ciprofloxacin that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. ARD-3150 uses the slow release liposomal formulation (ARD-3100) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for ARD-3100 for both of these indications in the U.S. and for cystic fibrosis in the European Union. We requested orphan drug designation from the FDA for ARD-3150 for the management of bronchiectasis and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have reported the results of one successful Phase 2b trial with ARD-3100 and one successful Phase 2b trial with ARD-3150 in non-cystic fibrosis bronchiectasis and two successful Phase 2a trials with ARD-3100 in cystic fibrosis and non-cystic fibrosis bronchiectasis, respectively.

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
     In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the ARD-3150 (Pulmaquin) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation ARD-3150, which has a different drug release profile than ARD-3100, may have additional therapeutic benefits.
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
     In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of the active drug or once-daily inhaled placebo. Two doses of the active drug were included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.
In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint - the mean change in Pseudomonas aeruginosa colony forming units per gram of sputum (CFUs) from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL ARD-3100 group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL ARD-3100 group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL ARD-3100 doses. ARD-3100 was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.
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
     On June 21, 2011, we entered into an $8.5 million royalty financing agreement (the “Transaction”) with a syndicate of lenders arranged by PBS Capital Management LLC (“PBS Capital”). The agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties from net sales of the SUMAVEL® DosePro™ (sumatriptan injection) needle-free delivery system payable to Aradigm under its Asset Purchase Agreement (“APA”) with Zogenix.
     Under the terms of the royalty financing agreement, we received a loan of $8.5 million, less fees, transaction and legal expenses (estimated to be approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders will be entitled to receive 100% of all royalties payable to us under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) one-and-a-half percent (1.50%), plus a margin of fourteen-and-a-half percent (14.5%). To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary that holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.
     We have the right to prepay the Term Loan after June 21, 2012, subject to the payment of the principal balance plus a prepayment fee of eight percent (8%) of the outstanding balance if prepaid in months 13-24 following the Transaction closing date of June 21, 2011; four percent (4%) if prepaid in months 25-36; and two percent (2%) if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the forty-eight (48) month anniversary of the closing date. In addition, we have the right to make partial prepayments in an amount no less than the greater of (i) ten percent (10%) of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.
     In connection with the Transaction, Aradigm issued to the lenders warrants to purchase a total of 2,840,909 shares of Aradigm common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of Aradigm common stock for the ten trading days immediately preceding the closing of the Transaction. The warrants expire on December 31, 2016.
     On July 5, 2011, we entered into a definitive agreement for the sale of common stock to three existing shareholders, including accounts managed by First Eagle Investment Management LLC and Tavistock Life Sciences, in a private placement for aggregate gross proceeds of $4.75 million. The closing of the private placement occurred on July 7, 2011. Under the terms of the agreement, we agreed to sell an aggregate of 25,000,000 shares of common stock at a price of $0.19 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock are anticipated to be approximately $4.4 million. We will be required, among other things, to file a resale registration statement within 30 days following the closing that covers the resale by the purchasers of the shares.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2011 and December 31, 2010, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets. We regularly analyze the status of our deferred tax assets and our ability to utilize them to offset future taxable income, such as income received from collaboration or partnering transactions, and such availability cannot be assured.
Stock-Based Compensation
     We account for stock-based payment arrangements in accordance with ASC 718, Compensation - Stock Compensation and ASC 505-50 Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

     Stock-based compensation expense is recorded to research and development and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.
     We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the audited financial statements included in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
Three and six months ended June 30, 2011 and 2010
     We reduced our net loss by approximately $1.2 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010. This favorable result occurred because of lower research and development costs and the receipt of quarterly royalty payments from Zogenix in the three months ended June 30, 2011. Our net loss increased by approximately $1.0 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010. This unfavorable result was due to the one-time receipt of the $4.0 million milestone from Zogenix recorded as royalty revenue in the first quarter of 2010 partially offset by significantly lower research and development expenses during the six month period ended June 30, 2011 as compared with the comparable period in the prior year. Research and development expenses were lower despite our continued investment in our inhaled ciprofloxacin program, including the expenses related to our two Phase 2b clinical trials.
     We recorded revenue in the three months ended June 30, 2011 for the Zogenix quarterly royalty receipts of approximately $0.2 million as compared to zero revenue for the three months ended June 30, 2010. Total revenue was approximately $0.4 million for the six months ended June 30, 2011 as compared with $4.0 million in revenue for the six months ended June 30, 2010. The $4.0 million in royalty revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s SUMAVEL DosePro product.
     Operating expenses were approximately $3.0 million for the three months ended June 30, 2011 which represented an approximately $1.1 million decrease from the three months ended June 30, 2010. Research and development expenses decreased approximately $1.2 million and general and administrative expenses increased by approximately $0.1 million as compared with the three months ended June 30, 2010. Operating expenses were approximately $5.7 million for the six months ended June 30, 2011, which represented an approximately $2.6 million decrease as compared with the six months ended June 30, 2010. Research and development expenses decreased approximately $2.5 million and general and administrative expenses decreased approximately $0.1 million as compared with the six months ended June 30, 2010.
     The decrease in research and development expenses was due to slightly lower headcount, lower depreciation expense and lower clinical trials costs. For the quarter ended June 30, 2011, lower clinical trials costs were mainly due to lower contract manufacturing costs related to the production of inhaled ciprofloxacin for the Phase 2b trials and lower clinical costs due to the ramp up of the Phase 2b trials that occurred in the prior year period.
Liquidity and Capital Resources
     As of June 30, 2011, we had cash, cash equivalents and short-term investments of approximately $9.4 million and total working capital of approximately $7.2 million. We believe that cash, cash equivalents and short-term investments at June 30, 2011, as well as the proceeds from the July 2011 private placement, will be sufficient to enable us to fund our operations through at least the second quarter of 2012.
     Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2011, we had an accumulated deficit of approximately $359.2 million and shareholders’ equity of approximately $0.2 million.
     We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin for the bronchiectasis and cystic fibrosis indications. If we are unable to find financing on acceptable terms, we may be required to defer our product development activities.
Six months ended June 30, 2011
     Total cash and cash equivalents increased by approximately $3.2 million for the six months ended June 30, 2011, compared to December 31, 2010. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $8.1 million from the royalty financing transaction in June 2011. This increase was offset by cash used in operations of approximately $4.3 million, as well as cash used for the net purchase of securities of approximately $0.7 million.
Six months ended June 30, 2010
     Total cash and cash equivalents increased by approximately $5.7 million for the six months ended June 30, 2010, compared to December 31, 2009. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $3.7 million from the sale of common stock in the June 2010 Private Placement and the net proceeds from the sale of short-term investments of approximately $5.2 million. This increase was partially offset by cash used in operations of approximately $3.3 million. Cash used in operations was favorably impacted by the receipt of the $4.0 million milestone payment from Zogenix.
Off-Balance Sheet Financings and Liabilities
     Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one active, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, and one inactive, wholly-owned subsidiary domiciled in the United Kingdom.
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
**We will need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.
     We believe our cash, cash equivalents and short-term investments as of June 30, 2011 and the proceeds from the July 2011 private placement will be sufficient to enable us to fund our operations through at least the second quarter of 2012. We currently have fewer than 2 million authorized unallocated common shares available for future equity financings and we may not be able to use common shares for future equity financings without shareholder approval. We will need to commit substantial funds to develop our product candidates and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. If we are unable to obtain capital on acceptable terms, we may be required to defer our product development activities. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:
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
     Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, contract research funding and interest earned on investments. Our estimates of future capital use are uncertain and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.
**We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.
     We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2011, we have an accumulated deficit of approximately $359.2 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:
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
**We are dependent upon Zogenix and its partners to successfully market and sell the SUMAVEL DosePro needle-free delivery system in order to continue to realize value from this asset.
     We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement.
**The results of later stage clinical trials of our product candidates may not be as favorable as earlier trials and that could result in additional costs and delay or prevent commercialization of our products.
     Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with non-cystic fibrosis bronchiectasis and our Phase 2a clinical trials showed promising results in both patients with cystic fibrosis and non-cystic fibrosis bronchiectasis, there is no guarantee that longer term studies in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

**The results of animal toxicology (“preclinical safety”) studies of our product candidates required for late stage clinical development and product approval may not be as favorable as the results from earlier experiments. Adverse toxicology findings may necessitate additional animal safety studies, or lead to more extensive requirements for safety information from human studies. These factors could result in additional costs and delays or prevent commercialization of our products.
     Although we typically select drugs for development that already have a substantial amount of safety data associated with them, and we also conduct a variety of preclinical studies, including animal inhalation toxicology studies, to support our product development, longer term safety studies in animals may be required before late stage clinical trials and product approval. For example, the regulatory authorities may request that we conduct two year carcinogenicity studies if they think that there are grounds to believe that our product could cause cancer. Longer term animal safety studies may produce toxicity findings that were not found in the shorter earlier studies, which could prevent commercialization of our products or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.
**If our future clinical trials are delayed because of delays in obtaining FDA clearance to initiate the trials, delays in patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.
     Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining FDA clearance to initiate the trials and the timely enrollment of patients. Our ability to initiate future clinical trials is dependent upon obtaining clearance from the FDA following their review of extensive preclinical safety testing data and the results of previous human clinical trials. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in our future clinical trials because of delays in obtaining FDA clearance, delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.
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
     The FDA and other foreign regulatory agencies can delay approval of, or refuse to approve, our product candidates for a variety of reasons, including failure to meet safety and/or efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies that can be long and costly. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

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
**Because our proprietary inhaled ciprofloxacin programs rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.
     The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.
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
     We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Sigma-Tau Group to manufacture inhaled ciprofloxacin may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with Sigma-Tau Group to manufacture these at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all.
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
**In order to market certain of our proprietary products, we may establish our own sales, marketing and distribution capabilities. We have no experience in these areas, and if we have problems establishing these capabilities, the commercialization of our products would be impaired.
     We may establish our own sales, marketing and distribution capabilities to market certain products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we may market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates will require a large sales force to call on, educate and support physicians and patients. While we intend to enter into collaborations with one or more pharmaceutical companies to sell, market and distribute such products, we may not be able to enter into any such arrangement on acceptable terms, if at all. Any collaboration we do enter into may not be effective in generating meaningful product royalties or other revenues for us.
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
     Our business and competitive position is dependent upon our and our future collaborators’ ability to protect our proprietary technologies related to various aspects of pulmonary drug delivery and drug formulation. While our intellectual property rights may not provide a significant commercial advantage for us, our patents and know-how are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we are maintaining as non-patented trade secrets some of the key elements of our manufacturing technologies, for example, those associated with the production of inhaled ciprofloxacin.
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
     The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market prices for our common stock may continue to be highly volatile in the future. The market prices for our common stock may be influenced by many factors, including:
•	investor perception of us;

•	our available cash;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the future royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	failure to establish or delays in establishing new collaborative relationships;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

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
     The SEC has adopted regulations which generally define “penny stock” to include an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.
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
     A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of July 5, 2011, our three largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 7, 2011, we closed a private placement, which we refer to in this Quarterly Report on Form 10-Q as the July 2011 private placement, in which we sold 25,000,000 shares of our common stock to accredited investors (which included a few then-existing significant shareholders) under the terms of a securities purchase agreement that we entered into with the accredited investors on July 5, 2011. At the closing of the July 2011 private placement, we received approximately $4.75 million in aggregate gross proceeds from the sale of the common stock. After deducting fees and expenses, the aggregate net proceeds from the sale of the common stock were approximately $4.4 million. The common stock was offered and sold to the accredited investors without registration under the Securities Act, or any state securities laws in reliance on the exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rule 506 of Regulation D promulgated thereunder.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
     Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
10.1(1)	Amended and Restated Executive Officer Severance Benefit Plan

10.2(1)	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between the Company and Igor Gonda

10.3(1)	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between the Company and Nancy Pecota

10.4(1)	Form of Indemnification Agreement between the Company and each of its directors and senior officers

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(2)	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(2)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 8, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)	Amended and Restated Executive Officer Severance Benefit Plan

10.2(1)	Amended and Restated Change of Control Agreement, dated as of April 15, 2011, by and between the Company and Igor Gonda

10.3(1)	Amended and Restated Change of Control Agreement, dated as of April 15, 2011, by and between the Company and Nancy Pecota

10.4(1)	Form of Indemnification Agreement between the Company and each of its directors and senior officers

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(2)	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.