Form 10-Q
period 2011-09-30
ARADIGM CORP
filed 2011-11-10
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 1, 2011)
Common	199,281,216

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,074	$5,295
Short-term investments	8,658	251
Receivables	51	180
Prepaid and other current assets	396	180

Total current assets	11,179	5,906
Property and equipment, net	1,215	1,553
Notes receivable	56	54
Other assets	568	115

Total assets	$13,018	$7,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$257
Accrued clinical and cost of other studies	538	993
Accrued compensation	346	327
Facility lease exit obligation	114	99
Other accrued liabilities	485	450

Total current liabilities	1,659	2,126
Deferred rent	127	99
Facility lease exit obligation, non-current	640	729
Other non-current liabilities	75	75
Note payable, net of discount and accrued interest	8,208	—

Total liabilities	10,709	3,029

Commitments and contingencies Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at September 30, 2011 and December 31, 2010; issued and outstanding shares: 198,876,801 at September 30, 2011; 172,304,235 at December 31, 2010	363,924	358,424
Accumulated deficit	(361,615)	(353,825)

Total shareholders’ equity	2,309	4,599

Total liabilities and shareholders’ equity	$13,018	$7,628

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Royalty revenue	$242	$239	$608	$4,239

Operating expenses:
Research and development	1,292	2,403	4,356	7,976
General and administrative	1,020	895	3,595	3,530
Restructuring and asset impairment	10	11	30	37

Total operating expenses	2,322	3,309	7,981	11,543

Loss from operations	(2,080)	(3,070)	(7,373)	(7,304)
Interest income	6	3	9	17
Interest expense	(375)	(95)	(428)	(313)
Other income net	—	15	2	121
Gain from extinguishment of debt	—	4,462	—	4,462

Net income/(loss)	$(2,449)	$1,315	$(7,790)	$(3,017)

Basic and diluted net income/(loss) per common share	$(0.01)	$0.01	$(0.04)	$(0.03)

Shares used in computing basic net income/(loss) per common share	194,549	139,167	178,561	114,787

Shares used in computing diluted net income/(loss) per common share	194,549	140,177	178,561	114,787

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,790)	$(3,017)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	48	26
Depreciation and amortization	343	471
Stock-based compensation expense	612	622
Loss on retirement and sale of property and equipment	—	7
Amortization of warrants	69	—
Gain on debt extinguishment	—	(4,526)
Changes in operating assets and liabilities:
Receivables	129	44
Prepaid and other current assets	(197)	164
Other assets	(455)	(5)
Accounts payable	(81)	(349)
Accrued compensation	19	173
Other liabilities	(334)	516
Deferred rent	28	(25)
Facility lease exit obligation	(74)	(196)

Net cash used in operating activities	(7,683)	(6,095)

Cash flows from investing activities:
Capital expenditures	(5)	(5)
Purchases of short-term investments	(8,955)	(270)
Proceeds from sales and maturities of short-term investments	500	5,200

Net cash provided by (used in) investing activities	(8,460)	4,925

Cash flows from financing activities:
Proceeds from private placement of common stock, net	4,362	4,591
Proceeds from issuance of common stock	60	43
Proceeds from issuance of note payable	8,500	—

Net cash provided by financing activities	12,922	4,634

Net increase (decrease) in cash and cash equivalents	(3,221)	3,464
Cash and cash equivalents at beginning of period	5,295	3,903

Cash and cash equivalents at end of period	$2,074	$7,367

Supplemental schedule of non-cash financing activities:
Non-cash reduction in note payable and accrued interest from issuance of common stock	$—	$4,680

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Liquidity

The Company had cash, cash equivalents and short-term investments of approximately $10.7 million as of September 30, 2011. Management believes that this amount will be sufficient to fund operations through at least the second quarter of 2012.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment — Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2011 and December 31, 2010, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net income/(loss) per common share calculation for the three and nine months ended September 30, 2011 and 2010, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and instead requires separate statements of comprehensive income. The amendment is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial position and results of operation.

3. Cash, Cash Equivalents and Short-Term Investments

At September 30, 2011 and December 31, 2010, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. All short-term investments at September 30, 2011 mature in less than one year.

The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income; there were no unrealized gains or losses at September 30, 2011 and December 31, 2010.

4. Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements
Description	Balance Sept 30, 2011	(In thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,074	$2,074	$—	$—

Short-term investments:
Commercial paper	$800	$—	$800	$—
Certificates of deposit	730	—	730	$—
U.S. treasury and agencies	7,128	—	7,128	—

Total	$8,658	$—	$8,658	$—

The Company’s cash and cash equivalents at September 30, 2011 consist of cash, commercial paper and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at September 30, 2011 consisted of commercial paper, certificates of deposit and U.S agency notes. The Company uses an independent third party pricing service to value its commercial paper and other Level 2 investments. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

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

The lease exit liability activity for the nine months ended September 30, 2011 is as follows (in thousands):

Nine Months Ended September 30, 2011
Balance at January 1, 2011	$828
Accretion expense	30
Lease payments	(104)

Balance at September 30, 2011	$754

6. Other Accrued Liabilities

At September 30, 2011, other accrued liabilities consisted of accrued expenses for services of $424,000 and payroll withholding liabilities of $61,000. At December 31, 2010, other accrued liabilities consisted of accrued rent of $235,000, accrued expenses for services of $178,000 and payroll withholding liabilities of $37,000. In July 2010, the Company entered into an agreement with the landlord of the Hayward facility to defer a portion of the monthly rent payment over a one year period. The repayment period was over 12 months beginning in September 2011, if not repaid sooner without pre-payment penalty. Deferred amounts accrue interest at 10% per annum. The full amount of the rent deferral was repaid to the landlord in the quarter ended September 30, 2011.

7. Collaborations and Royalty Agreements

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., a privately-held pharmaceutical company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). On January 13, 2010, Zogenix announced the U.S. commercial launch of its SUMAVEL* DosePro product. Under the terms of the asset sale agreement, the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of net sales of DosePro products. Revenue will be recognized from the quarterly royalty payments one quarter in arrears due to the contractual sixty day lag in royalty reporting under the asset sale agreement. The Company recorded recurring royalty revenue of $242,000 for the quarter ended September 30, 2011.

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

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees, transaction and legal expenses (estimated to be approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) one-and-a-half percent (1.50%), plus a margin of fourteen-and-a-half percent (14.5%). To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.

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

9. Stock-Based Compensation and Stock Options, Awards and Units

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs and expenses:
Research and development	$73	$54	$195	$146
General and administrative	162	117	418	476

Total stock-based compensation expense	$235	$171	$613	$622

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2011 and 2010. Since the Company did not record a tax provision during the quarters ended September 30, 2011 and 2010, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.4 million as of September 30, 2011. This amount will be recognized over a weighted average period of 1.17 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2011 was $361,000. The Company retained purchase rights with respect to 1,481,928 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2011. As of September 30, 2011, there was $0.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.99 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended September 30, 2011:

		Options Outstanding
	Shares Available for Grant of Option, Award or Unit	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Balance at January 1, 2011	1,959,278	6,354,758	$0.12	—	$64.69	$1.32
Options granted	(743,000)	743,000	$0.17	—	$0.19	$0.18
Options cancelled	254,050	(254,050)	$0.25	—	$64.69	$5.18
Restricted share awards granted	(1,091,448)	—	—	—	—	—
Restricted share units awarded	(78,947)	—	—	—	—	—

Balance at September 30, 2011	299,933	6,843,708	$0.12	—	$24.10	$1.05

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2011 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2011, options to purchase 5,074,685 shares of common stock were exercisable and had an aggregate intrinsic value of $11,000. No stock options were exercised during the nine months ended September 30, 2011.

A summary of the Company’s unvested restricted stock and performance bonus stock awards as of September 30, 2011 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	2,448,273	$0.44
Restricted share awards issued	1,091,448	0.18
Restricted share awards vested	(2,057,793)	0.17

Balance at September 30, 2011	1,481,928	$0.62

During the nine months ended September 30, 2011, the Company issued 78,947 shares of restricted stock units with no exercise price to a non-employee member of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In 2011, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in lieu of the aforementioned restricted stock unit grants and restricted stock awards.

10. Private Placement

On July 5, 2011 the Company entered into a definitive agreement for the sale of 25,000,000 shares of common stock to three existing shareholders in a private placement for aggregate gross proceeds of $4.75 million (the “July 2011 Private Placement”). On July 7, 2011 the Company closed the July 2011 Private Placement. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $4.4 million.

11. Net Income/(Loss) Per Common Share

The Company computes basic net income/(loss) per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine month periods ended September 30, 2011 and 2010.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2011 and 2010, as their effect would be anti-dilutive (in thousands):

	Nine months ended September 30,
	2011	2010
Outstanding stock options	6,844	6,161
Unvested restricted stock	1,482	2,668
Unvested restricted stock units	412	333
Outstanding common stock warrants	3,591	—

12. Comprehensive Loss

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

	Nine months ended September 30,
	2011	2010
Net loss	$(7,790)	$(3,017)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	(2)

Comprehensive loss	$(7,790)	$(3,019)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in , or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of September 30, 2011 will be sufficient to enable us to fund our operations through at least the second quarter of 2012, our expectation that we will incur operating losses for the foreseeable future, our anticipations regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary drug delivery. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our liposomal ciprofloxacin formulations for inhalation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of September 30, 2011, we had an accumulated deficit of $361.6 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last five years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities. Our lead development candidates are proprietary inhaled formulations, Lipoquin™ (ARD-3100) and Pulmaquin™ (ARD-3150), of the antibiotic ciprofloxacin that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the U.S. and for cystic fibrosis in the European Union. We requested orphan drug designation from the FDA for Pulmaquin for the management of bronchiectasis and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in non-cystic fibrosis bronchiectasis and two successful Phase 2a trials with Lipoquin in cystic fibrosis and non-cystic fibrosis bronchiectasis, respectively.

In June 2008, we completed a multi-center 14-day treatment Phase 2a trial in Australia and New Zealand in 21 CF patients with once daily dosing of 6 mL of inhaled liposomal ciprofloxacin (Lipoquin, ARD-3100). The primary efficacy endpoint in this Phase 2a study was the change from baseline in the sputum Pseudomonas aeruginosa colony forming units (CFU), an objective measure of the reduction in pulmonary bacterial load. Data analysis in 21 patients who completed the study demonstrated that the CFUs decreased by a mean 1.43 log against baseline over the 14-day treatment period (p<0.0001). Evaluation one week after study treatment was discontinued showed that the Pseudomonas bacterial density in the lung was still reduced from the baseline without additional antibiotic use. Pulmonary function testing as measured by the forced expiratory volume in one second (FEV1) showed a significant mean increase of 6.86% from baseline after 14 days of treatment (p=0.04). The study drug was well tolerated and there were no serious adverse events reported during the trial.

In December 2008, we completed an open-label, four week treatment study with once daily inhaled liposomal ciprofloxacin (Lipoquin, ARD-3100) in patients with non-CF bronchiectasis. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFU, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.

In July 2009, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (Lipoquin, ARD-3100) Investigational New Drug (IND) application for the management of non-cystic fibrosis bronchiectasis.

In August 2009, the European Medicines Agency granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate ARD-3100 (Lipoquin) for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a European Union-funded research grant. We had previously been granted orphan drug designations by the U.S. Food and Drug Administration for inhaled liposomal ciprofloxacin ARD-3100 (Lipoquin) for the management of CF and for non-cystic fibrosis bronchiectasis.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units — CFU - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of the active drug (Lipoquin) or once-daily inhaled placebo. Two doses of the active drug were included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint - the mean change in Pseudomonas aeruginosa colony forming units per gram of sputum (CFUs) from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

Under the terms of the royalty financing agreement, we received a loan of $8.5 million, less fees, transaction and legal expenses (estimated to be approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to us under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) one-and-a-half percent (1.50%), plus a margin of fourteen-and-a-half percent (14.5%). To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary that holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.

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

On July 5, 2011, we entered into a definitive agreement for the sale of common stock to three existing shareholders, including accounts managed by First Eagle Investment Management LLC and Tavistock Life Sciences, in a private placement for aggregate gross proceeds of $4.75 million. The closing of the private placement occurred on July 7, 2011. Under the terms of the agreement, we agreed to sell an aggregate of 25,000,000 shares of common stock at a price of $0.19 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock are anticipated to be approximately $4.4 million. We were required, among other things, to file a resale registration statement following the closing that covers the resale by the purchasers of the shares. The registration statement was filed with the Securities and Exchange Commission on August 18, 2011 and was declared effective on September 1, 2011.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property Plant and Equipment — Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the consolidated statements of operations.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, we evaluate our tax positions to ensure that a minimum recognition threshold is met before we recognize the tax position in the financial statements. The aforementioned differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2011 and December 31, 2010, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets.

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

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Our net loss was approximately $2.4 million for the period ended September 30, 2011 as compared with net income of approximately $1.3 million for the three months ended September 30, 2010. This unfavorable result occurred because of the non-recurring gain on the extinguishment of the Novo Nordisk promissory note recorded in the quarter ended September 30, 2010, partially offset by lower research and development costs in the quarter ended September 30, 2011. Research and development expenses were lower for our inhaled ciprofloxacin program as our two Phase 2b clinical trials are now substantially complete. Our net loss increased by approximately $4.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This unfavorable result was due to the one-time receipt of the $4.0 million milestone from Zogenix and the non-recurring extinguishment of debt on the Novo Nordisk promissory note both recorded in 2010, partially offset by significantly lower research and development costs recorded in 2011.

We recorded approximately $242,000 in revenue, all of which represented royalty revenue from Zogenix, for the three months ended September 30, 2011 as compared to approximately $239,000 in revenue for the three months ended September 30, 2010. Total revenue was approximately $0.6 million for the nine months ended September 30, 2011 as compared with approximately $4.2 million in revenue for the nine months ended September 30, 2010. The royalty revenue for the period ended September 30, 2010 primarily related to the $4.0 million milestone payment that was paid to us upon the initial commercialization of Zogenix’s SUMAVEL DosePro product.

Operating expenses were approximately $2.3 million for the three months ended September 30, 2011 which represented an approximately $1.0 million decrease from the three months ended September 30, 2010. Research and development expenses decreased approximately $1.1 million and general and administrative expenses increased by approximately $0.1 million as compared with the three months ended September 30, 2010. Operating expenses were approximately $8.0 million for the nine months ended September 30, 2011, which represented an approximately $3.6 million decrease as compared with the nine months ended September 30, 2010. Research and development expenses decreased approximately $3.6 million.

The decrease in research and development expenses was due to slightly lower headcount, lower depreciation expense and lower clinical trials costs. For the nine months ended September 30, 2011, lower clinical trials costs were mainly due to lower contract manufacturing costs related to the production of inhaled ciprofloxacin for the Phase 2b trials, lower clinical costs due to the ramp up of the Phase 2b trials that occurred in the prior year period as well as lower contract testing costs related to various inhalation studies that were initiated in 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and short-term investments of approximately $10.7 million and total working capital of approximately $9.5 million. We believe that cash, cash equivalents and short-term investments at September 30, 2011, will be sufficient to enable us to fund our operations through at least the second quarter of 2012.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2011, we had an accumulated deficit of approximately $361.6 million and shareholders’ equity of approximately $2.3 million.

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

Nine months ended September 30, 2011

Total cash, cash equivalents and short-term investments increased by approximately $5.2 million for the nine months ended September 30, 2011, compared to December 31, 2010. The increase in cash, cash equivalents and short-term investments was primarily due to cash used in operations of $7.7 million partially offset by the net cash provided by financing activities of $12.9 million. The net proceeds from the royalty financing transaction with PBS Capital Management provided $8.1 million and the sale of common stock in the July 2011 Private Placement provided $4.4 million net of expenses.

Nine months ended September 30, 2010

Total cash, cash equivalents and short-term investments decreased by approximately $1.5 million for the nine months ended September 30, 2010, compared to December 31, 2009. The overall decrease primarily resulted from the use of cash of $6.1 million to fund operations reflecting our net loss of $3.0 million, which was partially offset by the non-recurring gain on the extinguishment of the Novo Nordisk promissory note resulting in a non-cash gain of $4.7 million and partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash provided by investing activities was $4.9 million and resulted from the proceeds from the sales of short-term investments. Net cash provided by financing activities was primarily due to the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.

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

We believe our cash, cash equivalents and short-term investments as of September 30, 2011 will be sufficient to enable us to fund our operations through at least the second quarter of 2012. We currently have fewer than 2 million authorized unallocated common shares available for future equity financings and we may not be able to use common shares for future equity financings without shareholder approval. We will need to commit substantial funds to develop our product candidates, specifically to fund Phase 3 clinical trials for our inhaled ciprofloxacin program, and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. If we are unable to obtain capital on acceptable terms, we may be required to defer our product development activities. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress, results and costs of clinical trials of our product candidates and preclinical testing of those candidates and other potential candidates;

•	our ability to establish collaborative arrangements with others and the terms of those arrangements;

•	the time and costs associated with seeking and maintaining regulatory approvals;

•	our progress in the application of our delivery and formulation technologies, which may require further refinement of these technologies;

•	the number of product development programs we pursue and the pace of each program;

•	our progress with formulation development;

•	our ability to outsource the manufacture of our product candidates and the costs of doing so;

•	the time and costs associated with establishing in-house resources to market and sell certain of our products;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims, and

•	our need to acquire licenses or other rights for our product candidates.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2011, we have an accumulated deficit of approximately $361.6 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Although we typically select drugs for development that already have a substantial amount of safety data associated with them, and we also conduct a variety of preclinical studies, including animal inhalation toxicology studies, to support our product development, longer term safety studies in animals may be required by regulatory authorities before late stage clinical trials and product approval. For example, the regulatory authorities may request that we conduct two year carcinogenicity studies if they think that there are grounds to believe that our product could cause cancer and they may require the results from these studies before allowing us to initiate Phase 3 clinical trials. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of our products or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.

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

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of a new drug application, or NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.

In August 2009, the European Medicines Agency granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate ARD-3100 for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the European Union. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or European Medicines Agency for a given orphan indication, we may not be able to access the target market in the United States and/or the European Union, which would adversely affect our ability to earn revenues.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 10, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.