Form 10-K
period 2011-12-31
ARADIGM CORP
filed 2012-03-28
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2011 was: $32,891,717.

The number of shares of the registrant’s common stock outstanding as of March 16, 2012 was: 198,831,216.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash, cash equivalents and short-term investments as of December 31, 2011 will be sufficient to fund our operations through at least the fourth quarter of 2012; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients, (iv) our expectations regarding future clinical trials; (v) our expectation that we will incur additional operating losses; (vi) our expectation that we will continue to receive royalty revenue from Zogenix and (vii) our focus on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development of the bronchiectasis and cystic fibrosis indications for our inhaled ciprofloxacin program.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin™. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2011, we had an accumulated deficit of $363.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last six years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). It is our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin™ (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. Earlier, we conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

Pulmonary delivery by inhalation is already a widely used and well accepted method of administration of a variety of drugs for the treatment of respiratory diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract which offers a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there still are significant unmet medical needs in the respiratory disease market, both to replace existing therapies that demonstrate reduced efficacy or increased side effects over prolonged use in patients, as well as to provide novel treatments to patient populations and for disease conditions that are inadequately treated.

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

•

Accelerate the regulatory approval process. We believe that our management team’s expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because our current product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. We have already been granted or intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for seven years as well as regulatory assistance, reduced filing fees and possible tax credits. Similar legislation exists in the EU with a market exclusivity of 10 years.

•

Develop our own sales and marketing capacity for products in niche markets. Our longer term strategy is to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We may also decide alternatively to explore the use of our sales force to serve pulmonary specialty physicians in another significant pharmaceutical market, such as the EU. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•

Exploit the broad applicability of our delivery technology through product development collaborations. We continue to believe that companies can benefit by collaborating with us as we believe our proprietary delivery technologies will create new pharmaceutical and biologics products. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our technologies in collaborations with companies and organizations that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

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

Proprietary Programs Under Development

Inhaled Ciprofloxacin

Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the acute treatment of a variety of bacterial infections, including exacerbations associated with pulmonary infections. Today, ciprofloxacin is approved to be delivered by oral or intravenous administration. However, these forms of ciprofloxacin are not often used chronically to prevent the pulmonary exacerbations because of their side-effects in the rest of the body and concerns about emergence of systemic microbial resistance to this antibiotic.

Inhalation delivery of antibiotics directly to the respiratory tract typically results in much higher antibiotic concentrations in the infected organ, even with relatively small doses, than the concentrations of the antibiotic that could be achieved with safe, approved doses delivered via injections or by oral administration. Furthermore, the inhalation approach may also significantly reduce the concentration of the antibiotic in the rest of the body which is beneficial to reduce systemic side-effects and the risk of antibiotic resistance. However, ciprofloxacin, like many other antibiotics, is absorbed from the respiratory tract rapidly, and therefore it would likely need to be inhaled frequently to achieve adequate anti-infective effect. The high concentrations could also potentially cause irritation in the patient’s respiratory tract as has been observed in some trials with other inhaled antibiotics. We therefore employ liposomes, which are nanoparticles made from materials similar to the lipids in the human lungs and dispersed in water, that encapsulate ciprofloxacin during storage and release it gradually upon contact with the fluid covering the respiratory tract (airways and lungs). In an animal experiment, unencapsulated ciprofloxacin delivered to the lungs of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced high sustained levels of ciprofloxacin in the lungs and was still detectable at 12 hours post dosing. We have shown similarly in human clinical trials that inhaled liposomal ciprofloxacin achieves very high concentrations in the sputum from the respiratory tract of patients and results in much lower blood levels of ciprofloxacin than those seen with therapeutic, approved doses of oral or injected ciprofloxacin. Furthermore, the slow release of ciprofloxacin allows once daily dosing, which is more convenient for patients than the twice or three times daily dosing of the two currently approved inhaled antibiotics for the management of respiratory infections in cystic fibrosis. We believe that delivering ciprofloxacin directly to the respiratory tract by inhalation in the form of our slow release formulation may improve its safety and efficacy in the chronic management of pulmonary infections and prevent traumatic and costly pulmonary exacerbations. We also believe that for certain respiratory disease indications, it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. We presently have under development three disease indications for this formulation that share much of the laboratory and product development efforts, as well as a common safety data base.

Lipoquin (ARD-3100)—Inhaled Ciprofloxacin for the Management of Infections in Cystic Fibrosis (CF) Patients

One of our programs uses our proprietary inhaled formulation of ciprofloxacin for the management of respiratory infections caused by a microorganism, Pseudomonas aeruginosa, common in patients with CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. Recent reports suggest that there may be over 100,000 largely undiagnosed CF patients in India. According to the American Lung Association, the direct medical care costs for an individual with CF in the U.S. are currently estimated to be in excess of $40,000 per year.

The inhalation route affords direct administration of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a serious lung infection to which CF patients are vulnerable. Currently, there are two inhaled antibiotics other than ciprofloxacin approved for the chronic management of this infection; one of them is given twice a day and the other one three times a day. Both of these antibiotics are administered by nebulization and they are used intermittently—one month on the therapy, one month off therapy. We believe that local lung delivery via inhalation of ciprofloxacin in our sustained release liposomal formulation could provide convenient, effective and safe chronic management of the debilitating and often life-threatening lung infections that afflict patients with CF. We think that once a day dosing of inhaled ciprofloxacin could also be a welcome reduction in the burden of therapy for this patient population. Furthermore, some patients may benefit from rotating two or more inhaled antibiotics so that they maintain some form of inhaled antibiotic therapy all the time. As ciprofloxacin is an antibiotic of a different class, with a different mechanism of action to the two currently approved inhaled antibiotics, its use could maximize the control of respiratory infections in CF patients and avoid the side effects associated with the use of the other antibiotics. We have received orphan drug designation from the FDA for this product for the management of CF.

We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend, if feasible, to retain marketing or co-marketing rights for the inhaled ciprofloxacin formulations in at least one of the major markets, such as the United States or the EU.

Development

We initiated preclinical studies for inhaled ciprofloxacin in 2006 and we also continue to work on new innovative formulations for this product with the view to maximize the safety, efficacy and convenience to patients. In October 2007, we completed a Phase 1 clinical trial in 20 healthy volunteers in Australia. This was a safety, tolerability and pharmacokinetic study that included single dose escalation followed by dosing for one week. Administration of the liposomal formulation by inhalation was well tolerated and no serious adverse reactions were reported. The pharmacokinetic profile obtained by measurement of blood levels of ciprofloxacin following the inhalation of the liposomal formulation was consistent with the profile from sustained release of ciprofloxacin from liposomes, supporting once daily dosing; the blood levels of ciprofloxacin were much lower than those that would be observed following administration of therapeutic doses of ciprofloxacin by injection or via the gastrointestinal tract. We believe that this is a desirable pharmacokinetic profile likely to result in a reduction of the incidence and severity of systemic side effects of ciprofloxacin and to be less likely to lead to systemic emergence of resistant micro-organisms. Further, we believe that once a day dosing of this product could provide a significant reduction in the burden of therapy for CF patients and their healthcare providers.

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

In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulation via nebulizer, as most CF patients already own a nebulizer and are familiar with this method of drug delivery. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing Investigational New Drug (IND) filing for Lipoquin for CF has been inactivated.

Pulmaquin and Lipoquin (ARD-3150 and ARD-3100)—Inhaled Ciprofloxacin for the Management of Infections in Non-Cystic Fibrosis Bronchiectasis (BE) Patients

BE is a chronic condition characterized by abnormal dilatation of the bronchi and bronchioles associated with chronic infection. The patient’s lung function is often irreversibly reduced compared to that found in healthy individuals. BE is frequently observed in patients with CF. However, it is a condition that affects over 110,000 people without CF in the United States and many more in other countries, and results from a cycle of inflammation, recurrent infection, and bronchial wall damage. There is currently no drug specifically approved for the treatment of BE in the U.S. We were granted orphan drug designation in the U.S. for Lipoquin for the management of this condition. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend, if feasible, to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in the United States or another major market, such as the EU.

Development

We have been testing two formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) that differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin (also called Dual Release Ciprofloxacin for Inhalation—DRCFI) uses the slow release liposomal formulation (Lipoquin, also called Ciprofloxacin for Inhalation—CFI) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium.

Pre-clinical and clinical activities described above for Lipoquin also support the Pulmaquin program.

In December 2008, we completed an open-label, four week treatment study of efficacy, safety and tolerability of the once daily inhaled liposomal ciprofloxacin formulation Lipoquin (ARD-3100) in patients with BE. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFUs, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated similar significant mean decreases against baseline in the Pseudomonas aeruginosa CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units—CFU—per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint—the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of Lipoquin or once-daily inhaled placebo. Two doses of the active drug were included in the study—100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity—the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint—the mean change in Pseudomonas aeruginosa CFUs from baseline to day 28—was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

In December 2011, we completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Lipoquin and Pulmaquin) and determined that Pulmaquin showed superior performance. We plan, therefore, to take Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain the initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing Investigational New Drug (IND) filing for Lipoquin for BE has been inactivated.

The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our inhalation anthrax program discussed below. We believe our inhaled ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in severe COPD and asthma patients.

We are seeking partnerships for these programs in order to reduce the overall cost to us of development and to bring additional expertise for the global development and commercialization of inhaled ciprofloxacin for multiple indications.

ARD-1100—Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax and other biodefense purposes

The third of our inhaled ciprofloxacin programs is for the prevention and treatment of inhaled infections, such as inhalation anthrax, tularemia and pneumonic plague. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and then germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax and other types of inhaled bacterial (e.g. tularemia and plague) bioterror agents represent a real and current threat.

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. Our ARD-1100 research and development program received funding from the Defence Research and Development Canada (DRDC), a division of the Canadian Department of National Defence. We believe that our product candidate may be able to deliver a long-acting formulation of ciprofloxacin directly into the lungs and could potentially have fewer side effects and be more effective to prevent and treat inhalation anthrax and other inhaled bacterial bioterrorism agents than currently available therapies.

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

Smoking Cessation Therapy

ARD-1600 Inhaled Nicotine

According to the National Center for Health Statistics (NCHS), 21% of the U.S. population age 18 and above currently smoke cigarettes. The World Health Organization’s (WHO) recent report states that tobacco smoking is the single most preventable cause of death in the world today. Already tobacco kills more than five million people per year—more than tuberculosis, HIV/AIDS and malaria combined. WHO warns that by 2030, the death toll could exceed eight million a year. Unless urgent action is taken, tobacco could kill one billion people during this century. According to the National Institute on Drug Abuse, more than $75 billion of total

U.S. healthcare costs each year is attributable directly to smoking. However, this cost is well below the total cost to society because it does not include burn care from smoking-related fires, perinatal care for low birth-weight infants of mothers who smoke, and medical care costs associated with disease caused by secondhand smoke. In addition to healthcare costs, the costs of lost productivity due to smoking effects are estimated at $82 billion per year, bringing a conservative estimate of the economic burden of smoking to more than $150 billion per year.

NCHS indicates that nicotine dependence is the most common form of chemical dependence in this country. Quitting tobacco use is difficult and often requires multiple attempts, as users often relapse because of withdrawal symptoms and the acute craving for cigarettes. Smokers attempting to quit often turn to nicotine replacement products (gums, lozenges, patches) in order to reduce these cravings. However, recent research indicates that, while these products help in the short term, they are ineffective in preventing long term relapse in many smokers trying to quit.

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

We believe these results provide the foundation for further research with our inhaled nicotine product candidate as a means toward smoking cessation as it demonstrates in smokers cigarette-like nicotine concentrations with nearly instantaneous high plasma levels of nicotine, and a rapid and lasting reduction in the craving for cigarettes. To achieve the best safety profile our inhaled nicotine formulation is pure nicotine salt dissolved in a very small amount of water. No heating is used to generate the fine nicotine mist and there is no “secondhand smoke” as the user takes a single deep inhalation from the inhaler, instead of “puffing” on it. We are seeking collaborations to further develop this product.

Other Potential Applications

We are regularly examining our previously conducted preclinical and clinical programs (including our inhaled insulin program) to identify product candidates that may be suitable for further development consistent with our current business strategy. We previously demonstrated the feasibility of delivering a variety of small molecules, peptides, oligonucleotides, proteins and gene therapies via our proprietary AERx delivery system but we have not been able to continue their development due to a variety of reasons, most notably the lack of funding provided from collaborators. We seek to identify partners who may wish to license or buy these assets, in order to raise non-dilutive capital from these non-core assets.

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

In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On January 13, 2010, Zogenix announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL* DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. In December 2010, SUMAVEL received its first regulatory approval in the EU by the Danish Medicines Agency. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA ) granted approval of SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to a 3% royalty on net sales of SUMAVEL DosePro in all territories.

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

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. Our most recent patents issued in the United States were an important composition of matter patent and a method of treatment patent for Pulmaquin. As of February 28, 2012, we had 84 issued United States patents, with 23 additional United States patent applications pending. In addition, we had 49 issued foreign patents and an additional 21 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our Pulmaquin and Lipoquin compositions and methods of treatment, proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents directed toward our proprietary delivery technologies and methods of use, expire between 2013 and 2028. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

For certain of our technologies we have in-licensed some technology and will seek to supplement such intellectual property rights with complementary proprietary processes, methods and formulation technologies, including through patent applications and trade secret protection. For example, in December 2004, as part of our research and development efforts funded by the DRDC for the development of liposomal ciprofloxacin for the treatment of biological terrorism-related inhalation anthrax, we obtained worldwide exclusive rights to a patented liposomal formulation technology for the pulmonary delivery of ciprofloxacin from Tekmira Pharmaceuticals Corporation, formerly known as Inex Pharmaceuticals Corporation, and may have the ability to expand the exclusive license to other fields. We do not use Tekmira’s liposomal formulation technology and developed our own proprietary technology for our liposomal ciprofloxacin program.

We continue to seek to protect our proprietary position by protecting inventions that we determine are or may be important to our business. We do this, when we are able, through the filing of patent applications with claims directed toward the devices, methods and technologies we develop. Our ability to compete effectively will depend to a significant extent on our ability and the ability of our collaborators to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents or, to the extent patents have been issued or will be issued, these patents may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Patents that are issued to us or our collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated.

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

Pulmaquin and Lipoquin are trademarks of Aradigm and are registered or pending in several countries around the world.

We may determine that litigation is necessary to enforce our proprietary rights against others. Such litigation could result in substantial expense and diversion of management attention, regardless of its outcome and any litigation may not be resolved in our favor.

Competition

We are in a highly competitive industry. We compete with pharmaceutical and biotechnology companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and other therapies for the respiratory disease indications we are targeting. Our competitors may succeed, and many have already succeeded, in developing competing products, obtaining FDA approval for products or gaining patient and physician acceptance of products before us for the same markets and indications that we are targeting. Many of these companies, and large pharmaceutical companies in particular, have greater research and development, regulatory, manufacturing, marketing, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are in a more advanced stage of development than our product candidates. If we are not “first to market” for a particular indication, it may be more difficult for us or our collaborators to enter markets unless we can demonstrate our products are clearly superior to existing therapies.

There is no product approved in the United States specifically for the treatment of bronchiectasis (BE). Bayer is developing a ciprofloxacin dry powder inhaler for the management of BE and Gilead Sciences is testing another nebulized antibiotic, Cayston*, in this patient population as well. Currently marketed inhaled antibiotics for the management of infections associated with cystic fibrosis (CF) are TOBI* (nebulizer and dry powder) marketed by Novartis and nebulized Cayston marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF include dry powder ciprofloxacin by Bayer, nebulized liposomal amikacin by Transave (acquired by Insmed), and nebulized levofloxacin by Mpex Pharmaceuticals (acquired by AXCAN). Bayer was granted orphan drug designation in the U.S. and in the EU for their inhaled ciprofloxacin product in development for the treatment of infections associated with CF.

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

The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory and animal tests, and formulation studies;

•	the submission to the FDA of an Investigational New Drug (IND) application for human clinical testing that must become effective before human clinical trials may begin;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	the submission to the FDA of a New Drug Application (NDA) and FDA’s acceptance of the NDA for filing;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is to be produced to assess compliance with the FDA’s Good Manufacturing Practices (GMP); and

•	FDA review and approval of the NDA.

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

In July 2009, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of non-cystic fibrosis bronchiectasis. In May 2010, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of cystic fibrosis. However, an additional three month toxicity study in animals with Lipoquin (ARD-3100) and Pulmaquin (ARD-3150) was requested by the FDA to support longer term human clinical trials. This study was completed and the results were submitted to the FDA as part of our IND filing for the Phase 3 program for Pulmaquin in BE patients.

In March 2012, we received clearance from the FDA for our IND to start the first of two identical Phase 3 studies of Pulmaquin in BE patients. The FDA has requested a 2 year carcinogenicity study in rats with inhaled Pulmaquin to support the NDA for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Neither of these studies is required prior to beginning the Phase 3 clinical trials; they will be conducted in parallel with the Phase 3 program.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin (Pulmaquin, ARD-3150) in 42 adult patients with BE.

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of Lipoquin (ARD-3100) or once-daily inhaled placebo. Two doses of the active drug were included in the study—100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity—the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint—the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint—the mean change in Pseudomonas aeruginosa colony forming units per gram of sputum (CFUs) from baseline to day 28—was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p<0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

We received orphan drug designations for Lipoquin for the management of cystic fibrosis and non-cystic fibrosis bronchiectasis in the U.S. We requested orphan drug designation from the FDA for Pulmaquin for the management of bronchiectasis and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. However, our inhaled ciprofloxacin may not receive orphan drug marketing exclusivity. Also, it is possible that our competitors could obtain approval, and attendant orphan drug designation or exclusivity, for products that would preclude us from marketing our inhaled ciprofloxacin for these indications for some time.

Foreign regulatory authorities may also provide for orphan drug designations in countries outside the United States. For example, under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the EU. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a EU-funded research grant.

In August 2009, the European Medicines Agency granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate Lipoquin (ARD-3100) for the management of lung infections associated with cystic fibrosis.

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

Principal Supplier

We currently contract exclusively with Sigma-Tau Group to manufacture inhaled ciprofloxacin. For more information on the risks associated with this arrangement, please see Item 1A—Risk Factors—“We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.”

Research and Development

Our research and development expenses were approximately $5.0 million for the year ended December 31, 2011 and $10.2 million for the year ended December 31, 2010. For more information regarding our research and development, please see Item 7—Management’s Discussion and Analysis—Research and Development.

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

Name	Affiliation	Area of Expertise
Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Peter S. Creticos, M.D.	The Johns Hopkins University School of Medicine	Allergy/Immunology/Asthma
Stephen J. Farr, Ph.D.	Zogenix, Inc.	Pulmonary Delivery/Pharmaceutics
Michael Konstan, M.D.	Rainbow Babies and Children’s Hospital	Pulmonary Diseases/Cystic Fibrosis
Babatunde Otulana, M.D.	Boehringer Ingelheim	Pulmonary Diseases/Cystic Fibrosis/Regulatory
Adam Wanner, M.D.	University of Miami	Chronic Obstructive Pulmonary Diseases (COPD)
Martin Wasserman, Ph.D.	Roche, AtheroGenics (retired)	Asthma

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Employees

As of December 31, 2011, we had eleven employees. Six employees are involved in research and development and product development and five employees are involved in finance and administration. Four employees have advanced scientific degrees.

Our employees are not represented by any collective bargaining agreement.

We also utilize an international network of consultants and contractors, such as clinical research organizations (CROs), clinical manufacturing organizations (CMOs) and various specialists in areas, such as regulatory affairs and business and corporate development.

Corporate History and Website Information

We were incorporated in California in 1991. Our principal executive offices are located at 3929 Point Eden Way, Hayward, California 94545, and our main telephone number is (510) 265-9000. Investors can obtain access to this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.aradigm.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (SEC). Information contained on our website is not part of this Annual Report on Form 10-K or of our other filings with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2012 are as follows:

Name	Age	Position
Igor Gonda, Ph.D.	64	President, Chief Executive Officer and Director
Nancy E. Pecota	52	Vice President, Finance and Chief Financial Officer
Frank H. Barker(1)(2)(3)	81	Director
Tamar D. Howson(2)	63	Director
John M. Siebert, Ph.D.(1)(3)	71	Director
Virgil D. Thompson(1)(2)(3)	72	Chairman of the Board and Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Tamar D. Howson has been a director since November 2010. From 2001 to 2007, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb Company (Bristol-Myers). During her tenure at Bristol-Myers, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. From 1991 to 2000, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham plc, a global pharmaceutical company. She also managed SR One Ltd., a venture capital fund of SmithKline Beecham, plc. From 1990 to 1991, Ms. Howson held the position of Vice President, Venture Investments at Johnston Associates, Inc., and from 1987 to 1990, she served as Director of Worldwide Business Development and Licensing for Squibb Corporation. She previously served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals, Inc. and on the boards of Ariad Pharmaceuticals, Inc., SkyePharma, plc, NPS Pharmaceuticals, Inc., Targacept, Inc., and the Healthcare Businesswomen’s Association. Ms. Howson received her MBA in finance and international business from Columbia University. She holds an MS from the City College of New York and a BS from Technion in Israel. Tamar Howson was recently a partner with JSB-Partners, LP, a transaction advisory firm serving the life sciences industry. She is a consultant to Pitango Venture Fund, and a member of the advisory board to Triana Venture Partners, Inc. She serves on the boards of Soligenix, Inc., OXIGENE, Inc., Idenix Pharmaceuticals, Inc., and S*Bio Pte Ltd.

John M. Siebert, Ph.D. has been a director since November 2006. Currently, Dr. Siebert is Chief Operating Officer of New Rhein Healthcare Investors, LLC. From May 2003 to October 2008, Dr. Siebert was the Chairman and Chief Executive Officer of CyDex, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA Labs Inc., a publicly traded drug delivery company, and from July 1995 to September 1995 he was President and Chief Operating Officer of CIMA Labs. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he worked at Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company. Dr Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri. Dr. Siebert serves on two other boards, Primus Pharmaceuticals, Inc. and Supernus Pharmaceuticals, Inc. Dr. Siebert is the Chairman of our audit committee and the designated “audit committee financial expert”.

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since July 2009, Mr. Thompson has been Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient

Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director and chairman of the board of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and a director of Savient Pharmaceuticals and Soligenix, Inc., a development stage biopharmaceutical company.

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

Risks Related to Our Business

We are a development-stage company.

You must evaluate us in light of the uncertainties and complexities present in a development-stage company. All of our potential products are in research or development. Our potential drug products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business.

We will need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.

We believe our cash, cash equivalents and short-term investments as of December 31, 2011 will be sufficient to enable us to fund our operations through at least the fourth quarter of 2012. We currently have fewer than 2 million authorized unallocated common shares available for future equity financings and we may not be able to use common shares for future equity financings without shareholder approval. We will need to commit substantial funds to develop our product candidates, specifically to fund Phase 3 clinical trials for our inhaled ciprofloxacin program, and we may not be able to obtain sufficient funds on acceptable terms or at all, especially in light of the current difficult financing environment. If we are unable to obtain capital on acceptable terms, we may be required to defer our product development activities. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:

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

Since inception, we have financed our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments. Our estimates of future capital use are uncertain and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2011, we have an accumulated deficit of $363.1 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Our dependence on future collaborators may delay or terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

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

We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. For example, in December 2011, Zogenix announced that the co-promotion of SUMAVEL DosePro by Astellas Pharma, Inc. will end on March 31, 2012. We are uncertain of the impact this will have on current and future sales of the SUMAVEL product.

Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement.

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

For our lead product candidate, Pulmaquin, regulatory authorities have requested additional animal toxicology and safety studies prior to product approval for BE. Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval of Pulmaquin for BE.

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

The results of animal toxicology (“preclinical safety”) studies of our product candidates required for clinical development and product approval may not be as favorable as the results from earlier experiments. Adverse toxicology findings may necessitate additional animal safety studies, or lead to more extensive requirements for safety information from human studies. These factors could result in additional costs and delays or prevent commercialization of our products.

Although we typically select drugs for development that already have a substantial amount of safety data associated with them, and we also conduct a variety of preclinical studies, including animal inhalation toxicology studies, to support our product development, longer term safety studies in animals may be required by regulatory authorities before clinical trials and product approval. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of our products or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.

If our future clinical trials are delayed because of delays in patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in our future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

Even though we intend to apply for approval of most of our products in the United States under Section 505(b)(2) of the FDCA, which applies to reformulations of approved drugs and which may require smaller and shorter safety and efficacy testing than that for entirely new drugs, the approval process will still be costly, time-consuming and uncertain. We, or our collaborators, may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.

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

Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements and established requirements applicable to drug samples. We, our future collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.

Because our proprietary inhaled ciprofloxacin programs may rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the U.S. for up to seven years or EU for up to ten years.

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.

In August 2009, the European Medicines Agency granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate Lipoquin (ARD-3100) for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the EU. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or European Medicines Agency for a given orphan indication, we may not be able to access the target market in the United States and/or the EU, which would adversely affect our ability to earn revenues.

We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.

We have limited capacity to manufacture our requirements for the development and commercialization of our product candidates. We intend to use contract manufacturers to produce our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Sigma-Tau Group to manufacture inhaled ciprofloxacin may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with Sigma-Tau Group to manufacture at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all. Further, we, our contract manufacturers and our future collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our future collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

In order to market certain of our proprietary products, we may establish our own sales, marketing and distribution capabilities. We have no experience in these areas, and if we have problems establishing these capabilities, the commercialization of our products would be impaired.

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

We compete with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our future collaborators to enter markets as second or subsequent competitors and become commercially successful. We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market prices for our common stock may continue to be highly volatile in the future. The market prices for our common stock may be influenced by many factors, including:

•	investor perception of us;

•	our available cash;

•	failure to establish or delays in establishing new collaborative relationships;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	investor perception of the future royalty stream from Zogenix;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 14, 2012, our three largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel”). The sublease with Mendel is for approximately 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. In January 2012, Mendel waived their right to early termination of the sublease and we entered into a second amendment to the sublease. Under the terms of the second amendment to sublease Mendel will sublease an additional approximately 3,300 square feet commencing around April 1, 2012. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2010
First Quarter	$0.18	$0.13
Second Quarter	0.15	0.11
Third Quarter	0.20	0.11
Fourth Quarter	0.29	0.13

2011
First Quarter	$0.25	$0.16
Second Quarter	0.22	0.15
Third Quarter	0.20	0.15
Fourth Quarter	0.16	0.11

As of March 6, 2012, there were 154 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the selected financial data for the years ended and as of December 31, 2011 and 2010 from our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended and as of December 31, 2009, 2008 and 2007 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of operations data:
Total revenues	$791	$4,383	$4,883	$251	$961
Total operating expenses	9,320	14,743	18,310	23,257	27,353
Loss from operations	(8,529)	(10,360)	(13,427)	(23,006)	(26,392)
Interest income (expense), net	(784)	(298)	(356)	373	2,180
Other income, including extinguishment of debt	4	5,279	4	—	11
Net loss	(9,309)	(5,379)	(13,772)	(22,608)	(24,201)
Basic and diluted net loss per share	(0.05)	(0.04)	(0.15)	(0.42)	(0.48)
Shares used in computing basic and diluted net loss per share	183,419	128,660	92,348	54,162	50,721

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$8,664	$5,546	$9,131	$19,140	$40,510
Working capital	8,017	3,780	7,411	17,313	36,594
Total assets	10,556	7,628	11,965	25,519	45,813
Note payable and accrued interest to former related party	—	—	8,896	8,472	8,071
Note payable and accrued interest net of discount	8,207	—	—	—	—
Accumulated deficit	(363,134)	(353,825)	(348,446)	(334,674)	(312,066)
Total shareholders’ equity (deficit)	689	4,599	(173)	8,756	30,299

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2011, we had an accumulated deficit of $363.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last six years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). Our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We have also conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

In December 2008, we completed an open-label, four week treatment study with once daily inhaled liposomal ciprofloxacin (Lipoquin, ARD-3100) in patients with BE. The study was conducted at eight leading centers in the United Kingdom and enrolled a total of 36 patients. The patients were randomized into two equal size groups, one receiving 3 mL of inhaled liposomal ciprofloxacin and the other receiving 6 mL of inhaled liposomal ciprofloxacin, once-a-day for the four-week treatment period. The primary efficacy endpoint was the change from baseline in the sputum Pseudomonas aeruginosa CFUs, the standard objective measure of the reduction in pulmonary bacterial load. The 3 mL and 6 mL doses of inhaled liposomal ciprofloxacin in the evaluable patient population demonstrated significant mean decreases against baseline in the CFUs over the 28-day treatment period of 3.5 log (p<0.001) and 4.0 log (p<0.001) units, respectively.

In July 2009, we announced that clearance was received from the U.S. Food and Drug Administration for the inhaled liposomal ciprofloxacin (Lipoquin, ARD-3100) Investigational New Drug (IND) application for the management of BE.

In August 2009, the European Medicines Agency granted Orphan Drug Designation to our inhaled liposomal ciprofloxacin drug product candidate Lipoquin (ARD-3100) for the treatment of lung infections associated with CF. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the EU. Orphan drug designation also allows the candidate’s sponsor to seek assistance from the European Medicines Agency in optimizing the candidate’s clinical development through participation in designing the clinical protocol and preparing the marketing application. Additionally, a drug candidate designated by the Commission as an Orphan Medicinal Product may qualify for a reduction in regulatory fees as well as a EU-funded research grant. We had previously been granted orphan drug designations by the FDA for inhaled liposomal ciprofloxacin Lipoquin (ARD-3100) for the management of CF and for BE.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with BE. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (CFUs—per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint—the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of the active drug (Lipoquin) or once-daily inhaled placebo. Two doses of the active drug were included in the study—100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity—the change from baseline in sputum Pseudomonas aeruginosa CFUs. Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint—the mean change in Pseudomonas aeruginosa CFUs per gram of sputum from baseline to day 28—was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

In December 2011, we completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) and determined that Pulmaquin showed superior performance. We plan, therefore, to take Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients, the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing IND filings for Lipoquin for BE and CF have been inactivated.

Zogenix DosePro Technology and Royalty Financing Agreement

In August 2006, we sold all of our assets related to the Intraject needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc., a private company. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). In conjunction with the sale, we received a $4 million initial payment from Zogenix, with an additional milestone payment of $4 million and royalty payments payable upon any commercialization of products in the U.S. and other countries, including the EU, developed and sold using the DosePro technology.

In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On January 13, 2010, Zogenix announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. In December 2010, SUMAVEL received its first regulatory approval in the EU by the Danish Medicines Agency. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA ) granted approval of SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to a 3% royalty on net sales of SUMAVEL DosePro in all territories.

On June 21, 2011, we entered into an $8.5 million royalty financing agreement (the “Royalty Agreement”) with a syndicate of lenders arranged by PBS Capital Management LLC (“PBS Capital”). The Royalty Agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties we receive from net sales of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system payable to us under the Asset Purchase Agreement (“APA”) with Zogenix (the “Transaction”).

Under the terms of the Royalty Agreement, we received a loan of $8.5 million, less fees and expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account (as defined in the Royalty Agreement). The lenders are entitled to receive 100% of all royalties payable to us under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary that holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalty payments received for any quarter exceed accrued interest due for that quarter.

We have the right to prepay the Term Loan after June 21, 2012, subject to the payment of the principal balance plus a prepayment fee of 8% of the outstanding balance if prepaid in months 13-24 following the Transaction closing date of June 21, 2011; 4% if prepaid in months 25-36; and 2% if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the 48 month anniversary of the closing date. In addition, we have the right to make partial prepayments in an amount no less than the greater of (i) 10% of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.

In connection with the Transaction, we issued warrants to the lender to purchase a total of 2,840,909 shares of our common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of our common stock for the ten trading days immediately preceding the closing of the Transaction. The warrants expire on December 31, 2016.

July 2011 Private Placement

On July 5, 2011, we entered into a definitive agreement for the sale of common stock to three existing shareholders, including accounts managed by First Eagle Investment Management LLC and Tavistock Life Sciences, in a private placement for aggregate gross proceeds of $4.75 million (the “Private Placement”). The closing of the Private Placement occurred on July 7, 2011. Under the terms of the agreement, we agreed to sell an aggregate of 25,000,000 shares of common stock at a price of $0.19 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $4.4 million. We were required, among other things, to file a resale registration statement following the closing that covers the resale by the purchasers of the shares. The registration statement was filed with the Securities and Exchange Commission on August 18, 2011 and was declared effective on September 1, 2011.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

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

Royalty revenue will be earned under the terms of the asset sale agreement with Zogenix. We will recognize revenue when the amounts under this agreement can be determined and when collectability is probable. We have no performance obligations under this agreement. We anticipate recognizing revenue from quarterly royalty payments one quarter in arrears since we believe that we will not be able to determine quarterly royalty earnings until we receive our royalty statements from Zogenix.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2011 and 2010, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Years ended December 31, 2011 and 2010

Our net loss increased by $3.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in the net loss resulted from the receipt of milestone royalty revenue from Zogenix, the non-recurring gain on the extinguishment of the Novo Nordisk promissory note, and the receipt of the Qualifying Therapeutic Discovery Tax Credit grants all of which occurred in 2010 offset by significantly lower operating expenses for the year ended December 31, 2011. Research and development costs were lower for our inhaled ciprofloxacin program as our two Phase 2b trials were completed in 2011.

Total revenue was $0.8 million for the year ended December 31, 2011 as compared to $4.4 million for the year ended December 31, 2010. For the year ended December 31, 2011, we generated $0.8 million in recurring royalty revenue related to sales of Zogenix’s DosePro product. For the year ended December 31, 2010 we generated $4.0 million in royalty revenue related to the milestone payment that was due upon the initial commercialization of Zogenix’s DosePro product as well as recurring royalty payments of $0.4 million for the second half of 2010.

Operating expenses were $9.3 million for the year ended December 31, 2011, which represented a $5.4 million decrease as compared to the year ended December 31, 2010. The decrease in operating expenses was primarily due to lower research and development expenses resulting from slightly lower headcount, lower depreciation expense, lower clinical trial costs as well as lower stock compensation expense for restricted stock awards. For the period ended December 31, 2011 lower clinical trials costs were mainly due to lower contract manufacturing costs related to the production of inhaled ciprofloxacin for the Phase 2b trials, lower clinical costs due to the ramp up of the Phase 2b trials that occurred in the prior year, as well as lower contract testing costs related to various inhalation studies that were initiated in 2010.

Interest expense increased by $0.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase in interest expense is due to the royalty financing agreement that the Company entered into in June 2011 with a syndicate of lenders.

Other income decreased by $0.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease is primarily due to the one-time receipt of $0.7 million from the Qualifying Therapeutic Discovery Tax Credit grants for our liposomal ciprofloxacin programs which were recorded as other income in 2010.

Gain from extinguishment of debt decreased by $4.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease is due to the issuance in 2010 of 26,000,000 shares of common stock in consideration for the termination of all of our obligations to Novo Nordisk under a promissory note which resulted in a net gain after direct legal costs of $4.4 million.

Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $8.7 million, total working capital of $8.0 million and shareholders’ equity of $0.7 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least the fourth quarter of 2012.

On June 21, 2011, we entered into an $8.5 million royalty financing agreement with a syndicate of lenders. Under the terms of the agreement we received a loan of $8.5 million, less fees and expenses. The loan will be repaid through and is secured by royalties from the net sales of the SUMAVEL DosePro product under the Asset Purchase Agreement with Zogenix. On July 5, 2011, we entered into a definitive agreement for the sale of 25,000,000 shares of common stock to three existing shareholders in a private placement for aggregate gross proceeds of $4.75 million. After deducting for fees and expenses, the net proceeds from the sale of the common stock were approximately $4.4 million.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, the royalty financing agreement entered into in June 2011, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets, the milestone payment received from Zogenix in 2010 and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception.

We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin. If we are unable to obtain financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.

Year ended December 31, 2011

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $8.7 million, up from $5.5 million at December 31, 2010. The increase primarily resulted from the $8.5 million of gross proceeds received from the royalty financing agreement as well as the receipt of $4.5 million in gross proceeds from the sale of common stock, offset by the use of cash to fund our ongoing operations.

Net cash used in operating activities for the year ended December 31, 2011 was $9.8 million primarily reflecting our net loss of $9.3 million. This use was partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash used in investing activities for the year ended December 31, 2011 was $6.3 million and resulted from the net purchases and maturities of short-term investments throughout the year. Net cash provided by financing activities for the year ended December 31, 2011 was $13.0 million. Gross proceeds from the June 2011 Private Placement and the purchase of employee stock purchase plan stock were $4.5 million and the gross proceeds from the royalty financing agreement entered into in June 2011 were $8.5 million.

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

Net cash used in operating activities for the year ended December 31, 2010 was $8.2 million reflecting our net loss of $5.4 million and the non-cash gain on the extinguishment of the Novo Nordisk promissory note of $4.4 million. These uses were partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash provided by investing activities for the year ended December 31, 2010 was $4.9 million and primarily resulted from the proceeds from the sales of short-term investments. Net cash provided by financing activities for the year ended December 31, 2010 was $4.6 million which was primarily due to the sale of common stock and the exercise of warrants issued in the June 2010 Private Placement.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one active, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, and we have one inactive, wholly-owned subsidiary domiciled in the United Kingdom.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying consolidated balance sheets of Aradigm Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Aradigm Corporation at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ OUM & Co LLP

San Francisco, California

March 27, 2012

ARADIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,148	$5,295
Short-term investments	6,516	251
Receivables	36	180
Prepaid and other current assets	161	180

Total current assets	8,861	5,906
Property and equipment, net	1,113	1,553
Notes receivable	29	54
Other assets	553	115

Total assets	$10,556	$7,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196	$257
Accrued clinical and cost of other studies	247	993
Accrued compensation	195	327
Facility lease exit obligation	120	99
Other accrued liabilities	86	450

Total current liabilities	844	2,126
Deferred rent, non-current	132	99
Facility lease exit obligation, non-current	609	729
Other non-current liabilities	75	75
Note payable and accrued interest	8,207	—

Total liabilities	9,867	3,029

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at December 31, 2011 and 2010; issued and outstanding shares: 198,831,216 at December 31, 2011; 172,304,235 at December 31, 2010	363,822	358,424
Accumulated other comprehensive income	1	—
Accumulated deficit	(363,134)	(353,825)

Total shareholders’ equity	689	4,599

Total liabilities and shareholders’ equity	$10,556	$7,628

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
	(In thousands, except per share data)
Revenue:
Total revenue	$791	$4,383

Operating expenses:
Research and development	5,007	10,210
General and administrative	4,274	4,485
Restructuring and asset impairment	39	48

Total operating expenses	9,320	14,743

Loss from operations	(8,529)	(10,360)
Interest income	14	20
Interest expense	(798)	(318)
Other income, net	4	844
Gain from extinguishment of debt, net	—	4,435

Net loss	$(9,309)	$(5,379)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Shares used in computing basic and diluted net loss per common share	183,419	128,660

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balances at December 31, 2009	102,381,116	$348,271	$2	$(348,446)	$(173)
Issuance of common stock in a private offering, net of issuance costs	42,229,726	4,553	—	—	4,553
Issuance of common stock to Novo Nordisk, for extinguishment of debt, net of issuance costs	26,000,000	4,680	—	—	4,680
Issuance of common stock under the employee stock purchase plan	498,870	61	—	—	61
Stock-based compensation	—	859	—	—	859
Issuance of restricted stock awards	1,824,523	—	—	—	—
Reversal of restricted stock award due to cancellation and forfeiture	(630,000)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(5,379)	(5,379)
Unrealized loss on available-for-sale investments	—	—	(2)	—	(2)

Total comprehensive loss					(5,381)

Balances at December 31, 2010	172,304,235	358,424	—	(353,825)	4,599
Issuance of common stock in a private offering, net of issuance costs	25,000,000	4,349	—	—	4,349
Issuance of common stock under the employee stock purchase plan	885,533	113	—	—	113
Issuance of restricted stock awards	1,091,448	—	—	—	—
Issuance of warrants for common stock	—	403	—	—	403
Stock-based compensation	—	533	—	—	533
Reversal of restricted stock award due to cancellation and forfeiture	(450,000)
Comprehensive loss:
Net loss	—	—	—	(9,309)	(9,309)
Unrealized gain on available-for-sale investments	—	—	1	—	1

Total comprehensive loss	—	—	—	—	(9,308)

Balances at December 31, 2011	198,831,216	$363,822	$1	$(363,134)	$689

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,309)	$(5,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion of investments	70	26
Depreciation and amortization	445	606
Stock-based compensation expense	533	859
Amortization of note discount	35	—
Loss on disposal of property and equipment	—	11
Gain on extinguishment of debt	—	(4,526)
Changes in operating assets and liabilities:
Receivables	144	(25)
Prepaid and other current assets	19	148
Other assets	(413)	16
Accounts payable	(61)	(314)
Accrued compensation	(132)	(14)
Accrued liabilities	(1,035)	726
Deferred rent	33	(37)
Facility lease exit obligation	(99)	(263)

Net cash used in operating activities	(9,770)	(8,166)

Cash flows from investing activities:
Capital expenditures	(5)	(5)
Purchases of available-for-sale investments	(9,354)	(521)
Proceeds from maturities of available-for-sale investments	3,020	5,470

Net cash provided by (used in) investing activities	(6,339)	4,944

Cash flows from financing activities:
Proceeds from private offering of common stock, net	4,349	4,553
Proceeds from issuance of common stock to Employee Stock Purchase Plan	113	61
Proceeds from issuance of note payable, gross	8,500	—

Net cash provided by financing activities	12,962	4,614

Net increase (decrease) in cash and cash equivalents	(3,147)	1,392
Cash and cash equivalents at beginning of year	5,295	3,903

Cash and cash equivalents at end of year	$2,148	$5,295

Supplemental disclosure of cash flow information:
Cash received for income taxes	$—	$(16)

Non cash reduction in note payable from issuance of common stock	$—	$4,680

Cash paid for interest	$17	$—

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Aradigm Corporation (the “Company”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the prevention and treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products in the upcoming year, except for the royalty revenue from Zogenix. The Company operates as a single operating segment.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2011, the Company had an accumulated deficit of $363.1 million, working capital of $8.0 million and shareholders’ equity of $0.7 million. During 2011, the Company entered into two financing agreements which have provided capital to fund operations. The first agreement was a royalty financing under the terms of which the Company received a loan of $8.5 million, less fees and expenses; the loan will be repaid by the royalties payable from Zogenix, Inc. The second agreement was for the sale of 25 million shares of common stock in a private placement for net proceeds of $4.4 million.

Management believes that the cash resources as of December 31, 2011 are sufficient to meet its obligations through at least the fourth quarter of 2012 since the Company continues to defer certain discretionary activities. The Company will require additional capital to fund its drug development and operating activities and is currently seeking additional financing, which may include a collaborative arrangement, an equity offering, or sale or licensing of non-core assets, in order to continue such activities. If the Company is unable to complete such a transaction or is unable to obtain sufficient financing on acceptable terms or otherwise, the Company may be required to further reduce, defer or discontinue its activities or may not be able to continue as a going concern.

Use of Estimates

The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, and income taxes. Actual results could differ from these estimates.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Property Plant and Equipment—Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Other Income

The Company received notification in October 2010 from the U.S. Internal Revenue Service (IRS) that it was approved to receive three grants in the amount of $244,479 for each qualified investment under which the Company applied for grants. The three projects were: 1) ARD-3150 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis, 2) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Non-CF Bronchiectasis and 3) ARD-3100 Liposomal Ciprofloxacin for the Treatment of Cystic Fibrosis. After a determination by U.S. Department of Health and Human Services that all three projects met the definition of a “qualifying therapeutic discovery project”, the IRS approved the award amount totaling $733,437. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of the current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, it will record a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2011 and 2010, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, it would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 939,000 shares and 2,448,000 shares for the years ended December 31, 2011 and 2010, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2011	2010
Outstanding stock options	6,844	6,355
Unvested restricted stock awards	939	2,448
Outstanding Warrants	3,591	—

Significant Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Risks associated with these instruments are mitigated by banking with, and only purchasing commercial paper and corporate notes from, creditworthy institutions. The maximum amount of loss due to credit risk associated with these financial instruments is their respective fair values as stated in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains or losses on its available-for-sale securities as other comprehensive income (loss). Total comprehensive income (loss) has been disclosed on the consolidated statement of shareholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and instead requires separate statements of comprehensive income. The amendment is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company does not expect the adoption of ASU 2011-05 to have material impact on the Company’s consolidated financial position and results of operations.

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

2. Cash and Cash Equivalents and Short-term Investments

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
December 31, 2011
Cash and cash equivalents	$2,148	$—	$—	$2,148

Short-term investments:
Commercial paper	$799	$—	$—	$799
Certificates of deposit	730	—	—	730
U.S. Treasury and agencies	4,986	1	—	4,987

Total	$6,515	$1	$—	$6,516

December 31, 2010
Cash and cash equivalents	$5,295	$—	$—	$5,295

Short-term investments:
U.S. Treasury notes	251	—	—	251

Total	$251	$—	$—	$251

All short-term investments at December 31, 2011 and 2010 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

3. Fair Value Measurements

The Company follows SFAS 157, Fair Value Measurement (now referred to as ASC 820) which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires certain disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the cash and cash equivalents and short-term investments which represents the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

Description	Balance December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$2,148	$1,748	$400	$—
Short-term investments	6,516	—	6,516	—

Total	$8,664	$1,748	$6,916	$—

The Company’s cash and cash equivalents at December 31, 2011 consist of cash, commercial paper and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at December 31, 2011 consist of U.S. Treasury notes, commercial paper and certificates of deposit. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$4,402	$4,410
Furniture and fixtures	1,138	1,138
Lab equipment	2,138	2,150
Computer equipment and software	2,635	2,630
Leasehold improvements	1,839	1,839

Property and equipment	12,152	12,167
Less accumulated depreciation and amortization	(11,039)	(10,614)

Property and equipment, net	$1,113	$1,553

Depreciation expense was $445,000 and $606,000 for the years ended December 31, 2011 and 2010, respectively.

5. Sublease Agreement and Lease Exit Liability:

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. The Company recorded an additional sublease loss on the amendment since the monthly payments the Company expects to receive are less than what the Company will owe the lessor for the subleased space.

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the consolidated statement of operations. The lease exit liability activity for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$828	$1,091
Accretion expense	39	48
Lease payments	(138)	(311)

Balance at end of the year	$729	$828

The Company classified $120,000 of the $729,000 lease exit liability in current liabilities and the remaining $609,000 in non-current liabilities in the accompanying consolidated balance sheet at December 31, 2011. At December 31, 2010, the Company classified $99,000 of the lease exit liability in current liabilities and $729,000 in non-current liabilities.

6. Other Liabilities

At December 31, 2011, other accrued liabilities consisted of accrued expenses for services of $53,000 and payroll withholding liabilities of $33,000. At December 31, 2010, other accrued liabilities consisted of accrued rent of $235,000, accrued expenses for services of $178,000 and payroll withholding liabilities of $37,000. In July 2010, the Company entered into an agreement with the landlord of the Hayward facility to defer a portion of the monthly rent payment over a one year period. The repayment period was over 12 months beginning in September 2011, if not repaid sooner without pre-payment penalty. Deferred amounts accrued interest at 10% per annum. The full amount of the rent deferral was repaid to the landlord in the quarter ended September 30, 2011.

7. Notes Payable, Accrued Interest and Debt Extinguishment

Royalty Financing

On June 21, 2011, the Company entered into an $8.5 million royalty financing agreement with a syndicate of lenders. The agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties from net sales of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system payable to the Company under its Asset Purchase Agreement (“APA”) with Zogenix.

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees, transaction and legal expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.

The Company has the right to prepay the Term Loan after June 21, 2012, subject to the payment of the principal balance plus a prepayment fee of 8% of the outstanding balance if prepaid in months 13-24 following the transaction closing date of June 21, 2011; 4% if prepaid in months 25-36; and 2% if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the forty-eight (48) month anniversary of the closing date. In addition, the Company has the right to make partial prepayments in an amount no less than the greater of (i) 10% of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.

In accordance with Accounting Standards Topic 470—Debt, the Company capitalized the fees, transaction and legal expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses will be amortized to interest expense using the effective interest method over a period of 48 months. The Interest Reserve account was recorded in prepaid and other current assets.

In connection with the transaction, the Company issued to the lenders warrants to purchase a total of 2,840,909 shares of the Company’s common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815—Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount is being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months.

Novo Nordisk A/S Debt Extinguishment

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

The Company valued the common stock issued at $4.7 million using the closing price on the day preceding the day of issuance of the shares following the special meeting of shareholders and recorded the difference between the value of the common stock issued and the carrying value of the note and accrued interest as a “Gain from debt extinguishment” of $4.5 million in the consolidated statement of operations. The “Gain from debt extinguishment” on the consolidated statement of operations was reduced by direct legal costs incurred of $91,000. The impact on earnings per share was a net gain of $0.03 as of December 31, 2010.

8. Leases, Commitments and Contingencies

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2011 are as follows (in thousands):

	Operating Leases	Mendel Sub-Lease	Net Operating Lease Payments
Year ending December 31:
2012	$1,704	$(1,015)	$689
2013	1,774	(1,046)	728
2014	1,844	(1,077)	767
2015	1,918	(1,111)	807
2016	1,020	(594)	426

Total minimum lease payments	$8,260	$(4,843)	$3,417

In July 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of its 72,000 square foot headquarters located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease agreement with Mendel to sublease an additional 3,300 square feet commencing around April 1, 2012.

The sublease commenced in July 2007 and expires concurrently with the master lease in July 2016. Under the sublease and amendment, Mendel will make monthly base rent payments until the end of the term totaling $4.8 million that will offset a portion of the Company’s existing building lease obligation. Under the terms of the second amendment to the sublease entered into in January 2012 Mendel has waived their right to early termination. Mendel will also pay the Company for its share of all pass through costs such as taxes, operating expenses and utilities based on the percentage of the facility space occupied by them.

The Company’s monthly rent payments fluctuate under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2011 and 2010, the Company had $132,000 and $99,000 of deferred rent, respectively.

For the years ended December 31, 2011 and 2010, building rent expense under operating leases totaled $675,000 and $661,000, respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2011 or 2010.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9. Shareholders’ Equity

On July 5, 2011, the Company entered into a definitive agreement for the sale of 25,000,000 shares of common stock to three existing shareholders in a private placement for aggregate gross proceeds of $4.75 million (the “July 2011 Private Placement”). On July 7, 2011 the Company closed the July 2011 Private Placement. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $4.4 million.

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

Reserved Shares

At December 31, 2011, the Company had 6,843,508 shares reserved for future issuance upon exercise of options under all stock option plans and 750,133 shares of common stock reserved for future issuance of new option grants. The Company had 1,684,477 shares available for future issuances under the ESPP. Additionally, the Company had 3,590,909 shares reserved for outstanding warrants at December 31, 2011.

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

In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning in 2001 and ending 2005. As of December 31, 2011, the Company had 222,208 options outstanding and no shares were available for future grants under the 1996 Plan.

In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s Board of Directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s Board of Directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. In March 2008, the Company’s Board of Directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 2,700,000. In March 2010, the Company’s Board of Directors amended, and in May 2010 the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. Shares available for future grants totaled 750,133 as of December 31, 2011 for the 2005 Plan.

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

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2011 and 2010, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 743,000 shares and 1,990,000 shares during the years ended December 31, 2011 and 2010, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 400,000 shares and 450,000 shares during 2011 and 2010, respectively. The 2005 Plan had 6,621,300 option shares outstanding as of December 31, 2011.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. As of December 31, 2011, there were no outstanding options in this plan and there were no additional shares available for grant.

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2011:

		Options Outstanding
	Shares Available for Grant of Option or Award	Number of Shares	Price per Share			Weighted Average Exercise Price
Balance at December 31, 2009	763,185	5,088,443	$0.15	–	$120.63	$2.49
Shares authorized	4,000,000	—	—	–	—	—
Options granted	(1,990,000)	1,990,000	$0.12	–	$0.18	$0.17
Options exercised	—	—	$—	–	$—	$—
Restricted stock awards granted	(1,824,523)	—	—	–	—	—
Restricted stock units granted	(333,333)	—	—	–	—	—
Options cancelled	723,685	(723,685)	$0.25	–	$120.63	$6.43
Restricted share awards cancelled	630,000	—	—	–	—	—
Plan shares cancelled and not reauthorized	(9,736)	—	$107.81	–	$120.63	$113.26

Balance at December 31, 2010	1,959,278	6,354,758	$0.12	–	$64.69	$1.32
Options granted	(743,000)	743,000	$0.17	–	$0.19	$0.18
Options exercised	—	—	—	–	—	—
Restricted stock awards granted	(1,091,448)	—	—	–	—	—
Restricted stock units granted	(78,947)	—	—	–	—	—
Options cancelled	254,250	(254,250)	$0.25	–	$64.69	$5.19
Restricted share awards cancelled	450,000	—	$—	–	$—	$—

Balance at December 31, 2011	750,133	6,843,508	$0.12	–	$24.10	$1.05

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.12 – $0.13	400,000	8.37	$0.12	400,000	$0.12
$0.14 – $0.17	899,000	8.09	0.16	658,375	0.16
$0.18 – $0.19	2,044,000	8.87	0.18	1,245,666	0.18
$0.20 – $0.25	821,500	7.05	0.25	586,654	0.25
$0.26 – $1.23	444,300	6.14	0.73	402,112	0.77
$1.24 – $1.60	933,500	5.75	1.52	933,500	1.52
$1.61 – $4.75	1,089,600	4.48	1.98	1,089,600	1.98
$4.76 – $9.45	118,300	2.64	6.05	118,300	6.05
$9.46 – $17.15	37,000	1.56	13.57	37,000	13.57
$17.16 – $24.10	56,308	0.16	22.96	56,308	22.96

	6,843,508	7.00	$1.05	5,527,515	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2011 and 2010 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2011 and 2010, the aggregate intrinsic value of options outstanding was zero and $26,000, respectively. As of December 31, 2011, options to purchase 5,527,515 shares of common stock were exercisable and had an aggregate intrinsic value of zero. No stock options were exercised in 2011 or 2010.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the years ending December 31, 2011 and 2010 is presented below. The ending balances represent the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	2,668,006	$0.41
Restricted stock awards granted	1,824,523	0.16
Restricted share awards vested	(1,414,256)	0.19
Restricted share awards cancelled	(630,000)	0.13

Balance at December 31, 2010	2,448,273	0.44
Restricted stock awards granted	1,091,448	0.18
Restricted share awards vested	(2,150,745)	0.17
Restricted share awards cancelled	(450,000)	1.60

Balance at December 31, 2011	938,976	0.19

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that did vest during the years ended December 31, 2011 and 2010 was $373,000 and $169,000, respectively. The Company retained purchase rights to 939,000 and 2,448,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2011 and 2010, respectively. Total employee stock-based compensation expense for restricted stock awards was $103,000 and $405,000 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company issued 78,947 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In 2011, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in exchange for the aforementioned restricted stock unit grants and restricted stock awards.

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

As of December 31, 2011, a total of 2,865,523 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 1,000,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. As of December 31, 2011, there was a balance of 1,684,477 available authorized shares. Compensation expense was $98,000 and $63,000 for the years ended December 31, 2011 and 2010, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2011	2010
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	105.3%	136.0%
Risk-free interest rate	1.0%	1.0%
Expected life (years)	2.00	2.00
Weighted-average fair value of purchase rights granted during the period	$0.12	$0.12

Stock-Based Compensation Expense

The Company follows the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, (now referred to as ASC 718). Stock-based compensation expense is based on the fair value of that portion of stock options and restricted stock awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the grant date fair value estimated in accordance with SFAS 123(R) over the requisite service period.

The following table shows stock-based compensation expense included in the consolidated statement of operations for the years ended December 31, 2011 and 2010, respectively (in thousands, except per share amounts):

	2011	2010
Costs and Expenses
Research and development	$160	$218
General and administrative	373	641

Total stock-based employee compensation expense	$533	$859

Impact on basic and diluted net loss per common share	$(0.00)	$(0.01)

There was no capitalized stock-based compensation cost as of December 31, 2011. Since the Company has cumulative net losses through December 31, 2011, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases net of forfeitures was $152,000 as of December 31, 2011. This amount will be recognized over a weighted average period of 1.02 years. As of December 31, 2011, $105,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 0.65 years.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock for similar terms. The expected term was estimated using a lattice model prior to 2010, and the simplified method was used starting in 2010 as permitted under SAB No. 110, since the Company’s recent exercise and forfeiture history was not representative of the expected term of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions for employee and non-employee options are as follows:

	Years Ended December 31
	2011	2010
Dividend yield	0.0%	0.0%
Volatility factor	124.5%	98.7%
Risk-free interest rate	1.7%	1.7%
Expected term (years)	5.5	5.5
Weighted-average fair value of options granted during the periods	$0.15	$0.13

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity—Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10. Royalty Agreement

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

The Company received from Zogenix recurring quarterly royalty payments of $0.8 million for the year ended December 31, 2011. The Company received from Zogenix a milestone payment of $4.0 million in the three months ended March 31, 2010 and received recurring royalty payments totaling $0.4 million during the last half of the year ended December 31, 2010.

11. Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2011 statutory limit of $16,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions on 50% of the first 6% of an employee’s contribution. The Company’s employer matching contribution expense was $30,000 and $35,000 in 2011 and 2010, respectively.

12. Income Taxes

In 2011 and 2010, the Company recorded an income tax benefit of zero. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$11,280	$9,114
Research and development credits	6,472	6,461
Federal orphan drug credits	5,666	3,801
Debt extinguishment	—	(1,149)
Other	1,497	1,922

Total deferred tax assets	24,915	20,149
Valuation allowance	(24,915)	(20,149)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2011 and 2010, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $4.8 million during the year ended December 31, 2011 and increased by $0.6 million during the year ended December 31, 2010. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Income tax benefit at federal statutory rate	$(3,259)	$(1,882)
Expired net operating losses	—	65
State taxes (net of federal)	(617)	(116)
Credits	(1,081)	(2,621)
Other	191	85
Reduction in deferred tax assets due to Section 382 limitations	—	3,849

Change in valuation allowance	4,766	620

Total	$—	$—

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $27.4 million and federal orphan drug credit carryforwards of approximately $5.7 million, which expire in the years 2012 through 2031. The Company also had California net operating loss carryforwards of approximately $29.6 million, which expire in the years 2012 through 2031, and California research and development tax credit carryforwards of approximately $9.9 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $27.4 million will be available from 2012 to 2031, subject to the annual limitations. Federal tax credit carryforwards totaling $5.7 million will be available from 2028 to 2031, subject to the annual limitations. State operating loss carryforwards totaling $29.6 million will be available from 2012 to 2031, subject to annual limitations. State tax credit carryforwards totaling $9.9 million will be available commencing in 2032. The Company’s use of its net operating loss and credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2011. The annual limitations or any future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years after 1996 due to net operating losses that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2011, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

13. Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenue	$182	$184	$242	$183

Operating expenses:
Research and development	1,480	1,584	1,292	651
General and administrative	1,135	1,440	1,020	679
Restructuring and asset impairment	10	10	10	9

Total expenses	2,625	3,034	2,322	1,339

Loss from operations	(2,443)	(2,850)	(2,080)	(1,156)
Interest expense, net	(5)	(45)	(369)	(365)
Other income (expense), including extinguishment of debt	1	1	—	2

Loss before income taxes	(2,447)	(2,894)	(2,449)	(1,519)
Income tax benefit (provision)	—	—	—	—

Net loss	$(2,447)	$(2,894)	$(2,449)	$(1,519)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	170,135	170,731	194,549	197,833

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$4,000	$—	$239	$144

Operating expenses:
Research and development	2,837	2,736	2,403	2,234
General and administrative	1,253	1,382	895	955
Restructuring and asset impairment	13	13	11	11

Total expenses	4,103	4,131	3,309	3,200

Loss from operations	(103)	(4,131)	(3,070)	(3,056)
Interest expense, net	(99)	(105)	(92)	(2)
Other income (expense) including extinguishment of debt	(2)	108	4,477	696

Loss before income taxes	(204)	(4,128)	1,315	(2,362)
Income tax benefit	—	—	—	—

Net income (loss)	$(204)	$(4,128)	$1,315	$(2,362)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.04)	$0.01	$(0.01)

Shares used in computing basic net income (loss) per common share	99,872	104,891	139,167	169,824

Shares used in computing diluted net income (loss) per common share	99,872	104,891	140,177	169,824

14. Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2011 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

As a result of the enactment of the Dodd-Frank Wall Street reform and Consumer Protection Act, “Exemption for Non-accelerated Filer,” and in accordance with Section 989G of that act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

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

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2012 Proxy Statement”).

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

    (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

    (3) Exhibits.

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

Exhibit No.	Description

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.

10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

Exhibit No.	Description

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

10.35(25)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.36(25)+	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Igor Gonda.

10.37(25)+	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Nancy Pecota.

10.38(25)+	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investors party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011, among the Company and the buyers party thereto.

23.1	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(27)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+	Represents a management contract or compensatory plan or arrangement.
#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.
(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Aradigm, Lipoquin, Pulmaquin, AERx, AERx Essence and AERx Strip are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 27th day of March 2012.

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

Signature	Title	Date

/s/ IGOR GONDA Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2012

/s/ NANCY E. PECOTA Nancy E. Pecota	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2012

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman of the Board and Director	March 27, 2012

/s/ FRANK H. BARKER Frank H. Barker	Director	March 27, 2012

/s/ TAMAR D. HOWSON Tamar D. Howson	Director	March 27, 2012

/s/ JOHN M. SIEBERT John M. Siebert	Director	March 27, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk AS

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

Exhibit No.	Description

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.

10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

10.35(25)+	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.36(25)+	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Igor Gonda.

10.37(25)+	Amended and Restated Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Nancy Pecota.

Exhibit No.	Description

10.38(25)+	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investors party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011, among the Company and the buyers party thereto.

23.1	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(27)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+	Represents a management contract or compensatory plan or arrangement.
#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.
(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.