Form 10-Q
period 2012-03-31
ARADIGM CORP
filed 2012-05-11
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	( Outstanding at May 9, 2012)
Common	199,285,970

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,953	$2,148
Short-term investments	5,037	6,516
Receivables	49	36
Prepaid and other current assets	230	161

Total current assets	7,269	8,861
Property and equipment, net	1,012	1,113
Notes receivable	—	29
Other assets	537	553

Total assets	$8,818	$10,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$183	$196
Accrued clinical and cost of other studies	253	247
Accrued compensation	250	195
Facility lease exit obligation	126	120
Other accrued liabilities	159	86

Total current liabilities	971	844
Deferred rent	138	132
Facility lease exit obligation, non-current	577	609
Other non-current liabilities	—	75
Note payable and accrued interest	8,273	8,207

Total liabilities	9,959	9,867

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 213,527,214 at March 31, 2012 and December 31, 2011; issued and outstanding shares: 198,831,216 at March 31, 2012 and December 31, 2011	363,953	363,822
Accumulated other comprehensive income	—	1
Accumulated deficit	(365,094)	(363,134)

Total shareholders’ equity (deficit)	(1,141)	689

Total liabilities and shareholders’ equity (deficit)	$8,818	$10,556

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Royalty revenue	$282	$182

Operating expenses:
Research and development	786	1,480
General and administrative	1,083	1,135
Restructuring and asset impairment	9	10

Total operating expenses	1,878	2,625

Loss from operations	(1,596)	(2,443)
Interest income	4	2
Interest expense	(370)	(7)
Other income	2	1

Net loss	$(1,960)	$(2,447)

Change in unrealized gains (losses) on available-for-sale securities	(1)	—
Comprehensive loss	$(1,961)	$(2,447)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	197,923	170,135

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,960)	$(2,447)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	13	—
Depreciation and amortization	101	127
Stock-based compensation expense	131	188
Cost of warrants and options for services	12	2
Changes in operating assets and liabilities:
Receivables	(13)	105
Prepaid and other current assets	(69)	5
Other assets	45	1
Accounts payable	(13)	(67)
Accrued compensation	55	(9)
Other liabilities	58	(344)
Deferred rent	6	11
Facility lease exit obligation	(26)	(21)

Net cash used in operating activities	(1,660)	(2,449)

Cash flows from investing activities:
Capital expenditures	—	(5)
Purchases of short-term investments	(650)	(250)
Proceeds from sales and maturities of short-term investments	2,115	—

Net cash provided by (used in) investing activities	1,465	(255)

Net decrease in cash and cash equivalents	(195)	(2,704)
Cash and cash equivalents at beginning of period	2,148	5,295

Cash and cash equivalents at end of period	$1,953	$2,591

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012 (the “2011 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2012, the Company had an accumulated deficit of $365.1 million, working capital of $6.3 million and shareholders’ deficit of $1.1 million. The Company had cash, cash equivalents and short-term investments of approximately $7.0 million as of March 31, 2012. Management believes that this amount will be sufficient to meet its obligations through at least the fourth quarter of 2012 because the Company will continue to defer certain discretionary activities.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Investments

Management determines the appropriate classification of the Company’s marketable securities, which consist solely of debt securities, at the time of purchase. All investments are classified as available-for-sale, carried at estimated fair value and reported in short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and losses. Fair values of investments are based on quoted market prices where available. Investment income is recognized when earned and includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. When the Company determines that the decline in fair value of an investment below the Company’s accounting basis is other-than-temporary, the Company reduces the carrying value of the securities held and records a loss equal to the amount of any such decline. No such reductions have been required during any of the periods presented.

Property and Equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment includes external costs incurred for validation of the equipment. The Company does not capitalize internal validation expense. Computer equipment and software includes capitalized computer software. All of the Company’s capitalized software is purchased; the Company has no internally-developed computer software. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvement.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment—Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations (see Note 5).

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the SEC issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605-25, Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 7 for further discussion of the Company’s stock-based compensation plans.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2012 and December 31, 2011, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2012 and 2011, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At March 31, 2012 and December 31, 2011, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at March 31, 2012 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

4. Fair Value Measurements

The Company follows SFAS 157, Fair Value Measurements, (now referred to as ASC 820) which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements at Reporting Date Using
Description	Balance March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,953	$1,603	$350	$—

Short-term investments:
Commercial paper	$400	$—	$400	$—
Certificates of deposit	485	—	485	—
U.S. treasury and agencies	4,152	—	4,152	—

Total	$5,037	$—	$5,037	$—

The Company’s cash and cash equivalents at March 31, 2012 consist of cash, commercial paper and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at March 31, 2012 consist of commercial paper, certificates of deposit and U.S. treasury and agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

5. Sublease Agreement and Lease Exit Liability

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation is offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). On July 18, 2007, the Company entered into a sublease agreement with Mendel under which the Company subleases to Mendel approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease agreement with Mendel in which Mendel waived their right to early termination and agreed to sublease an additional 3,300 square feet commencing around April 1, 2012. The sublease with Mendel now expires concurrently with the Company’s master lease for the Hayward facility in 2016.

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

The lease exit liability activity for the three months ended March 31, 2012 is as follows (in thousands):

Three Months Ended March 31, 2012
Balance at January 1, 2012	$729
Accretion expense	9
Lease payments	(35)

Balance at March 31, 2012	$703

As of March 31, 2012, $126,000 of the $703,000 balance was recorded as a current liability and $577,000 was recorded as a non-current liability.

6. Royalty Agreement, Note Payable and Accrued Interest

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

Under the terms of the asset sale agreement the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of Net Sales of DosePro products. The Company recorded royalty revenue of $282,000 for the three months ended March 31, 2012.

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

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees and expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. During the three months ended March 31, 2012, the Interest Reserve Account was fully utilized and future shortfalls will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.

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

In accordance with Accounting Standards Topic 470 — Debt, the Company capitalized the fees and expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses will be amortized to interest expense using the effective interest method over a period of 48 months. The Interest Reserve Account was recorded in prepaid and other current assets.

In connection with the transaction, the Company issued to the lenders warrants to purchase a total of 2,840,909 shares of the Company’s common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815 – Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount is being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months.

7. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,	March 31,
	2012	2011
Costs and expenses:
Research and development	$44	$64
General and administrative	87	124

Total stock-based compensation expense	$131	$188

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2012 and 2011. Since the Company incurred net losses during the quarters ended March 31, 2012 and 2011, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.2 million as of March 31, 2012. This amount will be recognized over a weighted average period of 0.65 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2012 was $11,000. The Company retained purchase rights with respect to 856,738 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2012. As of March 31, 2012, there was $0.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.44 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2012:

		Options Outstanding
	Shares Available for Grant of Option or Award	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Balance at January 1, 2012	750,133	6,843,508	$0.12	—	$24.10	$1.05
Options cancelled	253,334	(253,334)	$0.17	—	$24.10	$4.43

Balance at March 31, 2012	1,003,467	6,590,174	$0.12	—	$20.40	$0.92

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2012 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2012, options to purchase 5,860,548 shares of common stock were exercisable and had an aggregate intrinsic value of $15,000. No stock options were exercised during the three months ended March 31, 2012.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of March 31, 2012 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	938,976	$0.19
Restricted share awards vested	(82,238)	0.19

Balance at March 31, 2012	856,738	$0.19

8. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2012 and 2011.

The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2012 and 2011, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2012	2011
Outstanding stock options	6,590	6,420
Unvested restricted stock	857	2,088
Unvested restricted stock units	412	333

9. Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations in computing net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Net loss	$(1,960)	$(2,447)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(1)	—

Comprehensive loss	$(1,961)	$(2,447)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,”, “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include our belief that our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to enable us to fund our operations through at least the fourth quarter of 2012, our expectation that we will advance Pulmaquin™ into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

These forward-looking statements and our business are subject to significant risks including, but not limited to, our ability to obtain additional financing, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx™ pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2012, we had an accumulated deficit of $365.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with BE. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (CFUs — per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.

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

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND approved in July 2009, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of the active drug (Lipoquin) or once-daily inhaled placebo. Two doses of the active drug were included in the study — 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity — the change from baseline in sputum Pseudomonas aeruginosa CFUs. Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint—the mean change in Pseudomonas aeruginosa CFUs per gram of sputum from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

Under the terms of the Royalty Agreement, we received a loan of $8.5 million, less fees and expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account (as defined in the Royalty Agreement). The lenders are entitled to receive 100% of all royalties payable to us under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. During the three months ended March 31, 2012, the Interest Reserve Account was fully utilized and future shortfalls will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary that holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalty payments received for any quarter exceed accrued interest due for that quarter.

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

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment – Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2012 and December 31, 2011, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three months ended March 31, 2012 and 2011

Our net loss decreased by $0.5 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. This favorable result is primarily due to lower operating expenses as compared with the prior year period. Operating expenses were lower as our Phase 2b trials are now substantially concluded.

Total revenue was $0.3 million for the three months ended March 31, 2012 as compared with $0.2 million in the comparable period in 2011. For the three months ended March 31, 2012, we recorded $0.3 million in royalty revenue related to ongoing SUMAVEL DosePro product sales.

Operating expenses were $1.9 million for the three months ended March 31, 2012, which represented a $0.7 million decrease from the prior year. Research and development expenses decreased $0.7 million. The decrease in research and development expenses was due to slightly lower headcount and lower clinical costs. For the three months ended March 31, 2012, lower clinical costs were mainly due to lower contract manufacturing costs related to the production of liposomal ciprofloxacin for the Phase 2b trials, lower contract testing costs for various toxicology studies and lower clinical trial costs due to the expenses associated with the Phase 2b trials that occurred in the prior year period.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $7.0 million and total working capital of $6.3 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least the fourth quarter of 2012.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At March 31, 2012, we had an accumulated deficit of $365.1 million and shareholders’ deficit of $1.1 million.

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

Three months ended March 31, 2012

Total cash and cash equivalents decreased by $0.2 million for the three months ended March 31, 2012, compared to December 31, 2011. The overall decrease primarily resulted from the use of cash to fund operations of $1.7 million, as well as the purchase of short-term investments of $0.6 million offset by the proceeds from the maturity of short-term investments of $2.1 million.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, and risk factors set forth in the 2011 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2011 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2011 Annual Report on Form 10-K.

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

**We may need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.

We believe our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to enable us to fund our operations through at least the fourth quarter of 2012. However, our current financial resources are inadequate to advance our product candidates through development. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates, we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone will be adequate to finalize the development of any of our product candidates. We currently have fewer than 2 million authorized unallocated common shares available for future equity financings and we may not be able to use common shares for future equity financings without shareholder approval. We have placed a proposal before our shareholders for a vote at our Annual Meeting of Shareholders on May 25, 2012, to increase the number of authorized unallocated common shares to allow us additional flexibility to use our capital stock for business and financial purposes in the future. We can provide no assurance that the shareholders will approve this proposal.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2012, we have an accumulated deficit of $365.1 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Our dependence on future collaborators may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

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

We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. For example, in December 2011, Zogenix announced that the co-promotion of SUMAVEL DosePro by Astellas Pharma, Inc. would end on March 31, 2012. We are uncertain of the impact this will have on current and future sales of the SUMAVEL product.

Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement.

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

For our lead product candidate, Pulmaquin, regulatory authorities have requested additional animal toxicology and safety studies prior to product approval for bronchiectasis (BE). Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval of Pulmaquin for BE.

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

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis. We are applying for orphan drug designation for Pulmaquin for cystic fibrosis and bronchiectasis in the U.S. and EU. We cannot guarantee that we will be granted such designations for Pulmaquin.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation.

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

Dated: May 11, 2012

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

101.1(1)

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.