Form 10-Q
period 2012-06-30
ARADIGM CORP
filed 2012-08-10
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 3, 2012)
Common	199,802,637

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,808	$2,148
Short-term investments	1,794	6,516
Receivables	53	36
Prepaid and other current assets	212	161

Total current assets	5,867	8,861
Property and equipment, net	913	1,113
Notes receivable	—	29
Other assets	518	553

Total assets	$7,298	$10,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$195	$196
Accrued clinical and cost of other studies	241	247
Accrued compensation	292	195
Facility lease exit obligation	132	120
Other accrued liabilities	78	86

Total current liabilities	938	844
Deferred rent	144	132
Facility lease exit obligation, non-current	545	609
Other non-current liabilities	—	75
Note payable, net of discount and accrued interest	8,387	8,207

Total liabilities	10,014	9,867

Commitments and contingencies Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 297,527,214 at June 30, 2012 and 213,527,214 at December 31, 2011; issued and outstanding shares: 199,802,637 at June 30, 2012; 198,831,216 at December 31, 2011	364,139	363,822
Accumulated other comprehensive income	—	1
Accumulated deficit	(366,855)	(363,134)

Total shareholders’ equity (deficit)	(2,716)	689

Total liabilities and shareholders’ equity (deficit)	$7,298	$10,556

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Royalty revenue	$240	$184	$522	$366

Operating expenses:
Research and development	700	1,584	1,486	3,064
General and administrative	913	1,440	1,996	2,575
Restructuring and asset impairment	9	10	18	20

Total operating expenses	1,622	3,034	3,500	5,659

Loss from operations	(1,382)	(2,850)	(2,978)	(5,293)
Interest income	3	1	7	3
Interest expense	(382)	(46)	(752)	(53)
Other income (expense) net	—	1	2	2

Net loss	$(1,761)	$(2,894)	$(3,721)	$(5,341)

Change in unrealized losses on available-for-sale securities	—	—	(1)	—
Comprehensive loss	$(1,761)	$(2,894)	$(3,722)	$(5,341)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss per common share	198,406	170,731	198,166	170,435

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,721)	$(5,341)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	16	1
Depreciation and amortization	200	240
Stock-based compensation expense	279	378
Amortization of warrants	26	39

Changes in operating assets and liabilities:
Receivables	(17)	83
Prepaid and other current assets	(51)	(262)
Other assets	64	(470)
Accounts payable	(2)	(46)
Accrued compensation	97	389
Other liabilities	66	290
Deferred rent	12	22
Facility lease exit obligation	(52)	(43)

Net cash used in operating activities	(3,083)	(4,720)

Cash flows from investing activities:
Capital expenditures	—	(5)
Purchases of short-term investments	(1,800)	(1,149)
Proceeds from sales and maturities of short-term investments	6,505	500

Net cash provided by (used in) investing activities	4,705	(654)

Cash flows from financing activities:
Proceeds from issuance of common stock	38	60
Proceeds from issuance of note payable, gross	—	8,500

Net cash provided by financing activities	38	8,560

Net increase in cash and cash equivalents	1,660	3,186
Cash and cash equivalents at beginning of period	2,148	5,295

Cash and cash equivalents at end of period	$3,808	$8,481

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2012, the Company had an accumulated deficit of $366.9 million, working capital of $4.9 million and shareholders’ deficit of $2.7 million. The Company had cash, cash equivalents and short-term investments of approximately $5.6 million as of June 30, 2012. Management believes that this amount will be sufficient to meet its obligations through at least the first quarter of 2013.

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

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the Company’s employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. See Note 7 for further discussion of the Company’s stock-based compensation plans.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2012 and December 31, 2011, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and six months ended June 30, 2012 and 2011, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At June 30, 2012 and December 31, 2011, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at June 30, 2012 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

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

	Fair Value Measurements
Description	Balance June 30, 2012	(In thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,808	$1,758	$2,050	$—

Short-term investments:
Commercial paper	$499	$—	$499	$—
Certificates of deposit	245	—	245	$—
U.S. treasury and agencies	1,050	—	1,050	—

Total	$1,794	$—	$1,794	$—

The Company’s cash and cash equivalents at June 30, 2012 consist of cash, commercial paper, U.S. agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at June 30, 2012 consist of commercial paper, certificates of deposit and U.S. agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

5. Sublease Agreement and Lease Exit Liability

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation is offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). On July 18, 2007, the Company entered into a sublease agreement with Mendel under which the Company subleases to Mendel approximately 48,000 square feet of the 72,000 square foot facility located at 3929 Point Eden Way, Hayward, CA. Subsequent amendments to the sublease with Mendel added an additional 4,850 square feet to the leased premises. In January 2012, the Company entered into a second amendment to the sublease agreement with Mendel in which Mendel waived their right to early termination. The sublease with Mendel now expires concurrently in 2016 with the Company’s master lease for the Hayward facility.

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

The lease exit liability activity for the six months ended June 30, 2012 is as follows (in thousands):

Six Months Ended June 30, 2012
Balance at January 1, 2012	$729
Accretion expense	17
Lease payments	(69)

Balance at June 30, 2012	$677

6. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products including 12 United States patents along with foreign counterparts, to Zogenix, Inc. for an initial payment of $4.0 million, Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). Under the terms of the asset sale agreement, the Company received a $4.0 million milestone payment in 2010 upon initial U.S. commercialization of the SUMAVEL* DosePro needle-free delivery system.

Under the terms of the asset sale agreement the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of Net Sales of DosePro products. The Company recorded royalty revenue of $240,000 for the three months ended June 30, 2012.

Note Payable and Accrued Interest

In 2011, the Company entered into an $8.5 million royalty financing agreement with a syndicate of lenders. The agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties from net sales of the SUMAVEL DosePro needle-free delivery system payable to the Company under its Asset Purchase Agreement (“APA”) with Zogenix.

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

The Company has the right to prepay the Term Loan, subject to the payment of the principal balance plus a prepayment fee of 8% of the outstanding balance if prepaid in months 13-24 following the transaction closing date of June 21, 2011; 4% if prepaid in months 25-36; and 2% if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the 48 month anniversary of the closing date. In addition, the Company has the right to make partial prepayments in an amount no less than the greater of (i) 10% of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.

In accordance with Accounting Standards Topic 470 — Debt, the Company capitalized the fees and expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses will be amortized to interest expense using the effective interest method over a period of 48 months. The Interest Reserve Account was recorded in prepaid and other current assets.

In connection with the transaction, the Company issued to the lenders warrants to purchase a total of 2,840,909 shares of the Company’s common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815 — Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount is being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months.

7. Stock-Based Compensation and Stock Options, Awards and Units

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs and expenses:
Research and development	$32	$57	$77	$122
General and administrative	116	133	202	256

Total stock-based compensation expense	$148	$190	$279	$378

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2012 and 2011. Since the Company did not record a tax provision during the quarters ended June 30, 2012 and 2011, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.2 million as of June 30, 2012. This amount will be recognized over a weighted average period of 0.75 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2012 was $49,000. The Company retained purchase rights with respect to 1,291,167 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2012. As of June 30, 2012, there was $0.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.49 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2012:

Shares Available for Grant of Option, Award or Unit
Balance at January 1, 2012	750,133
Options granted	(560,000)
Options cancelled	648,308
Increase in authorized shares	4,000,000
Restricted share awards granted	(701,667)

Balance at June 30, 2012	4,136,774

	Options Outstanding
	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Balance at January 1, 2012	6,843,508	$0.12	—	$24.10	$1.05
Options granted	560,000	$0.15	—	$0.15	$0.15
Options cancelled	(648,308)	$0.13	—	$24.10	$2.52

Balance at June 30, 2012	6,755,200	$0.12	—	$12.00	$0.83

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2012 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2012, options to purchase 6,755,200 shares of common stock were exercisable and had no aggregate intrinsic value. No stock options were exercised during the six months ended June 30, 2012.

A summary of the Company’s unvested restricted stock and performance bonus stock awards as of June 30, 2012 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	938,976	$0.19
Restricted share awards issued	701,667	0.15
Restricted share awards vested	(349,476)	0.16

Balance at June 30, 2012	1,291,167	$0.17

In 2012, the non-employee members of the Board of Directors elected to forego all or a portion of their annual cash retainer in exchange for restricted stock awards.

8. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the six month periods ended June 30, 2012 and 2011.

The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2012 and 2011, as their effect would be anti-dilutive (in thousands):

	Six months ended June 30,
	2012	2011
Outstanding stock options	6,755	6,770
Unvested restricted stock	1,291	2,344
Unvested restricted stock units	412	412
Outstanding common stock warrants	2,841	3,591

9. Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations in computing net loss and reported separately in shareholders’ equity, (deficit). Comprehensive loss and its components are as follows (in thousands):

	Six months ended June 30,
	2012	2011
Net loss	$(3,721)	$(5,341)
Other comprehensive loss
Change in unrealized loss on available-for-sale securities	(1)	—

Comprehensive loss	$(3,722)	$(5,341)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of June 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013, our expectation that we will advance Pulmaquin™ into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx™ pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of June 30, 2012, we had an accumulated deficit of $366.9 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last six years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). Our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

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

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint — the mean change in Pseudomonas aeruginosa CFUs per gram of sputum from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

Inhaled Nicotine Program

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

In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On January 13, 2010, Zogenix announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. In December 2010, SUMAVEL received its first regulatory approval in the EU by the Danish Medicines Agency. Five weeks later, the Federal Institute for Drugs and Medical Devices of Germany (BrArM) and the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) granted approval of SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the acute treatment of migraine attacks, with or without aura, and the acute treatment of cluster headache. Germany and the United Kingdom are two of the largest pharmaceutical markets in Europe. We are entitled to a 3% royalty on net sales of SUMAVEL DosePro in all territories.

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

Results of Operations

Three and six months ended June 30, 2012 and 2011

Our net loss was approximately $1.8 million for the three months ended June 30, 2012 as compared with a net loss of approximately $2.9 million for the three months ended June 30, 2011 due to lower research and development costs and lower general and administrative costs in the quarter ended June 30, 2012. Research and development expenses were lower primarily because our inhaled ciprofloxacin program two Phase 2b clinical trials are now complete. General and administrative expenses were lower primarily because the three months ending June 30, 2011 included an executive bonus payable upon completion of the royalty financing transaction. Our net loss decreased by approximately $1.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the lower research and development costs, and general and administrative costs, discussed above as well as the slightly higher Zogenix royalties received in 2012 offset by the interest expense recorded in 2012 on the note payable that is part of the royalty financing transaction.

We recorded approximately $240,000 in revenue, all of which represented royalty revenue from Zogenix, for the three months ended June 30, 2012 as compared to approximately $184,000 in revenue for the three months ended June 30, 2011. Total revenue was approximately $0.5 million for the six months ended June 30, 2012 as compared with approximately $0.4 million in revenue for the six months ended June 30, 2011.

Operating expenses were approximately $1.6 million for the three months ended June 30, 2012, which represented an approximately $1.4 million decrease from the three months ended June 30, 2011. Research and development expenses decreased approximately $0.9 million and general and administrative expenses decreased by approximately $0.5 million as compared with the three months ended June 30, 2011. Operating expenses were approximately $3.5 million for the six months ended June 30, 2012, which represented an approximately $2.2 million decrease as compared with the six months ended June 30, 2011. Research and development expenses decreased approximately $1.6 million and general and administrative expenses decreased approximately $0.6 million.

The decrease in research and development expenses was due to slightly lower headcount and lower clinical costs. For the six months ended June 30, 2012, lower clinical costs were mainly due to lower contract manufacturing costs related to the production of inhaled ciprofloxacin for the Phase 2b trials, lower contract testing costs for toxicology studies and lower clinical trial costs due to the expenses associated with the Phase 2b trials that occurred in the prior year period. The decrease in general and administrative costs was due to higher costs recorded in 2011 relative to the executive bonus and legal expenses that were recorded for the royalty financing transaction.

Liquidity and Capital Resources

As of June 30, 2012, we had cash, cash equivalents and short-term investments of approximately $5.6 million and total working capital of approximately $4.9 million. We believe that cash, cash equivalents and short-term investments at June 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2012, we had an accumulated deficit of approximately $366.9 million and shareholders’ deficit of approximately $2.7 million.

We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin for the bronchiectasis and cystic fibrosis indications. If we are unable to find financing on acceptable terms, we may be required to defer our product development activities or discontinue operations.

Six months ended June 30, 2012

Total cash and cash equivalents increased by approximately $1.7 million for the six months ended June 30, 2012, compared to December 31, 2011. The increase in cash and cash equivalents was primarily due to the maturity of short term investments of $6.5 million offset by the purchase of short-term investments of $1.8 million, as well as cash used in operations of approximately $3.1 million.

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

We may need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.

We believe our cash, cash equivalents and short-term investments as of June 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013. However, our current financial resources are inadequate to advance our product candidates through development. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates, we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone will be adequate to finalize the development of any or our product candidates.

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

Since inception, we have financed our operations primarily through private placements and public offerings of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments. Our estimates of future capital use are uncertain and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2012, we have an accumulated deficit of approximately $366.9 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement.

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

If our future clinical trials are delayed because of delays in obtaining patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

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

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. In June 2012, the FDA granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin plus ciprofloxacin for the management of cystic fibrosis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis. We are applying for orphan drug designation for Pulmaquin for cystic fibrosis and bronchiectasis in the EU and for bronchiectasis in the U.S. We cannot guarantee that we will be granted such designation for Pulmaquin.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation
*	Other names and brands may be claimed as the property of others.

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.