Form 10-Q
period 2012-09-30
ARADIGM CORP
filed 2012-11-08
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 2, 2012)
Common	201,346,385

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,128	$2,148
Short-term investments	1,000	6,516
Receivables	58	36
Prepaid and other current assets	207	161

Total current assets	4,393	8,861
Property and equipment, net	821	1,113
Notes receivable	—	29
Other assets	498	553

Total assets	$5,712	$10,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$404	$196
Accrued clinical and cost of other studies	269	247
Accrued compensation	258	195
Facility lease exit obligation	138	120
Other accrued liabilities	104	86

Total current liabilities	1,173	844
Deferred rent	144	132
Facility lease exit obligation, non-current	502	609
Other non-current liabilities	—	75
Note payable, net of discount and accrued interest	8,466	8,207

Total liabilities	10,285	9,867

Commitments and contingencies Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 297,527,214 at September 30, 2012 and 213,527,214 at December 31, 2011; issued and outstanding shares: 200,985,387 at September 30, 2012; 198,831,216 at December 31, 2011	364,244	363,822
Accumulated other comprehensive income	—	1
Accumulated deficit	(368,817)	(363,134)

Total shareholders’ equity (deficit)	(4,573)	689

Total liabilities and shareholders’ equity (deficit)	$5,712	$10,556

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Royalty revenue	$262	$242	$784	$608

Operating expenses:
Research and development	818	1,292	2,304	4,356
General and administrative	1,013	1,020	3,009	3,595
Restructuring and asset impairment	8	10	26	30

Total operating expenses	1,839	2,322	5,339	7,981

Loss from operations	(1,577)	(2,080)	(4,555)	(7,373)
Interest income	2	4	9	9
Interest expense	(383)	(375)	(1,135)	(428)
Other income (expense), net	(4)	2	(2)	2

Net loss	$(1,962)	$(2,449)	$(5,683)	$(7,790)

Change in unrealized losses on available-for-sale securities	—	—	(1)	—
Comprehensive loss	$(1,962)	$(2,449)	$(5,684)	$(7,790)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per common share	198,670	194,549	198,336	178,561

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,683)	$(7,790)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	14	48
Depreciation and amortization	297	343
Stock-based compensation expense	384	612
Amortization of warrants	41	69

Changes in operating assets and liabilities:
Receivables	(22)	129
Prepaid and other current assets	(46)	(197)
Other assets	84	(455)
Accounts payable	208	(81)
Accrued compensation	63	19
Other liabilities	183	(334)
Deferred rent	12	28
Facility lease exit obligation	(89)	(74)

Net cash used in operating activities	(4,554)	(7,683)

Cash flows from investing activities:
Capital expenditures	(5)	(5)
Purchases of short-term investments	(2,299)	(8,955)
Proceeds from sales and maturities of short-term investments	7,800	500

Net cash provided by (used in) investing activities	5,496	(8,460)

Cash flows from financing activities:
Proceeds from private placement of common stock, net	—	4,362
Proceeds from issuance of common stock	38	60
Proceeds from issuance of note payable, gross	—	8,500

Net cash provided by financing activities	38	12,922

Net increase (decrease) in cash and cash equivalents	980	(3,221)
Cash and cash equivalents at beginning of period	2,148	5,295

Cash and cash equivalents at end of period	$3,128	$2,074

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012 (the “2011 Annual Report on Form 10-K”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2012, the Company had an accumulated deficit of $368.8 million, working capital of $3.2 million and shareholders’ deficit of $4.6 million. The Company had cash, cash equivalents and short-term investments of approximately $4.1 million as of September 30, 2012. Management believes that this amount will be sufficient to meet its obligations through at least the first quarter of 2013.

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

Revenue Recognition

The Company recognizes revenue under the provisions of the SEC issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605-25, Revenue Recognition Multiple Elements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2012 and December 31, 2011, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and nine months ended September 30, 2012 and 2011, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s recent 2011 Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At September 30, 2012 and December 31, 2011, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at September 30, 2012 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

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

	Fair Value Measurements
Description	Balance Sept 30, 2012	(In thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,128	$1,489	$1,639	$0

Short-term investments:
Commercial paper	$1,000	$0	$1,000	$0
Total	$1,000	$0	$1,000	$0

The Company’s cash and cash equivalents at September 30, 2012 consist of cash, commercial paper, U.S. agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at September 30, 2012 consist of commercial paper. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

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

The lease exit liability activity for the nine months ended September 30, 2012 is as follows (in thousands):

Nine Months Ended Sept 30, 2012
Balance at January 1, 2012	$729
Accretion expense	26
Lease payments	(115)

Balance at September 30, 2012	$640

6. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc., for an initial payment of $4.0 million. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro*). Under the terms of the asset sale agreement, the Company received a $4.0 million milestone payment in 2010 upon initial U.S. commercialization of the SUMAVEL* DosePro needle-free delivery system.

Under the terms of the asset sale agreement the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of Net Sales of DosePro products. The Company recorded royalty revenue of $242,000 from Zogenix for the three months ended September 30, 2012.

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In the three months ended September 30, 2012, the minimum royalty covenant was breached and the Company made a cash payment of approximately $48,000 to the lenders for accrued interest in order to cure the breach.

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

7. Stock-Based Compensation and Stock Options, Awards and Units

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs and expenses:
Research and development	$8	$73	$85	$195
General and administrative	97	162	299	418

Total stock-based compensation expense	$105	$235	$384	$613

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2012 and 2011. Since the Company did not record a tax provision during the quarters ended September 30, 2012 and 2011, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.1 million as of September 30, 2012. This amount will be recognized over a weighted average period of 0.62 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2012 was $171,000. The Company retained purchase rights with respect to 1,582,251 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2012. As of September 30, 2012, there was $0.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.89 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended September 30, 2012:

Shares Available for Grant of Option, Award or Unit
Balance at January 1, 2012	750,133
Options granted	(560,000)
Options cancelled	648,308
Increase in authorized shares	4,000,000
Restricted share awards granted	(1,884,417)

Balance at September 30, 2012	2,954,024

	Options Outstanding
	Number of Shares	Exercise Price Range		Weighted Average Exercise Price
Balance at January 1, 2012	6,843,508	$0.12	$24.10	$1.05
Options granted	560,000	$0.15	$0.15	$0.15
Options cancelled	(648,308)	$0.13	$24.10	$2.52

Balance at September 30, 2012	6,755,200	$0.12	$12.00	$0.83

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2012 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2012, options to purchase 6,755,200 shares of common stock were exercisable and had an aggregate intrinsic value of $3,000. No stock options were exercised during the nine months ended September 30, 2012.

A summary of the Company’s unvested restricted stock and performance bonus stock awards as of September 30, 2012 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	938,976	$0.19
Restricted share awards issued	1,884,417	0.14
Restricted share awards vested	(1,241,142)	0.17

Balance at September 30, 2012	1,582,251	$0.14

In 2012, the non-employee members of the Board of Directors elected to forego all or a portion of their annual cash retainer in exchange for restricted stock awards.

8. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine month periods ended September 30, 2012 and 2011.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2012 and 2011, as their effect would be anti-dilutive (in thousands):

	Nine months ended September 30,
	2012	2011
Outstanding stock options	6,755	6,844
Unvested restricted stock	1,582	1,482
Unvested restricted stock units	412	412
Outstanding common stock warrants	2,841	3,591

9. Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Net loss	$(5,683)	$(7,790)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1)	0

Comprehensive loss	$(5,684)	$(7,790)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in , or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of September 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013, our expectation that we will advance Pulmaquin™ into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx™ pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations and our nicotine inhaler for smoking cessation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of September 30, 2012, we had an accumulated deficit of $368.8 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last six years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). Our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, such as with smoking cessation or biodefense products, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

More recently, we have restarted work on development on our inhaled nicotine program for smoking cessation. Changes in the regulatory environment in the U.S. and other countries brought about by the introduction of electronic cigarettes have created the opportunity to develop our AERx nicotine product for direct to consumer markets outside of the traditional pharmaceutical markets, thus potentially significantly decreasing the time-to-market for this product. We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims and such approval would also mitigate the risk that the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

Inhaled Ciprofloxacin Program

Our development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin™ (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have been issued three U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection now until 2031. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We have also conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with BE. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (CFUs - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.

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

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint - the mean change in Pseudomonas aeruginosa CFUs per gram of sputum from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

In October 2012, scientists from the Virginia Commonwealth University (Richmond, VA) reported findings about the anti-inflammatory effects of our inhaled ciprofloxacin in human bronchial lung cells stimulated by the lipopolysaccharide (LPS) produced by Pseudomonas aeruginosa. Pseudomonas aeruginosa is one of the most significant bacterial pathogens in patients with cystic fibrosis, bronchiectasis and severe COPD. LPS produced by this organism is a key virulence-causing factor associated with the respiratory infections due to this microorganism.

In the experiments reported by the School of Pharmacy, Virginia Commonwealth University, liposomal ciprofloxacin and free ciprofloxacin were applied onto the monolayer of human bronchial lung cells for 24 hours. LPS from Pseudomonas aeruginosa was then added to stimulate the inflammatory response. At 24 and 48 hours of this stimulation, samples were taken for determination of cellular release of an important pro-inflammatory cytokine, interleukin-8 (IL-8). IL-8 release was negligible from the unstimulated negative control cells. In contrast, 10 µg/ml LPS stimulation for 24 and 48 hours caused significant 24.1 ± 9.2 and 39.5 ± 11.6 ng of IL-8 release, respectively (positive control). Despite its application 24 hours prior to the LPS stimulation, liposomal ciprofloxacin at 0.1 mg/ml still inhibited this LPS-induced IL-8 release (60.1 ± 9.8% and 45.6 ± 4.8% inhibition, respectively). Free ciprofloxacin alone also showed comparable inhibition, but was eliminated much faster from the surface of the cells.

Chronic respiratory infections with Pseudomonas aeruginosa with the associated airway inflammation are the key cause of the deterioration in the quality of life and premature death of patients with cystic fibrosis and bronchiectasis. These findings suggest that liposomal ciprofloxacin could exert both anti-pseudomonal and anti-inflammatory effects in the lungs.

We have completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) and determined that Pulmaquin showed superior performance. We plan, therefore, to take Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing IND filings for Lipoquin for BE and CF have been inactivated.

Liposomal Ciprofloxacin for the Treatment of Q Fever, Tularemia, Inhalation Anthrax and other biodefense purposes

In addition to our programs addressing bronchiectasis and cystic fibrosis, our inhaled ciprofloxacin has also been tested for the prevention and treatment of inhaled “bioterrorism” infections, such as Q fever, inhalation anthrax, tularemia and pneumonic plague.

In September 2012, UK scientists from the Health Protection Agency (HPA) and Defence Science and Technology Laboratory (Dstl) reported the successful testing of our inhaled liposomal ciprofloxacin against Coxiella burnetii in a mouse model of this virulent infection. This work was conducted as part of the collaborative consortium that we formed with HPA and Dstl to evaluate the efficacy of our inhaled liposomal ciprofloxacin against high threat microbial agents.

Coxiella burnetii is a Gram-negative intracellular bacterium and the causative agent of the disease Q fever. C. burnetii is endemic worldwide, infects a wide variety of animals and humans and has a low infectious dose by the inhalational route. Clinical presentation in humans may lead to an acute infection with flu-like symptoms, or a chronic life-threatening disease. A recent epidemic of Q fever in humans took place in the Netherlands in 2009, with 2,357 reported cases and 6 deaths. Current oral antibiotic treatment of Q fever can be lengthy and complex.

In the experiments reported by the UK scientists, mice that were infected with C. burnetii via inhalation and treated 24 hours later with twice-daily oral ciprofloxacin continuing for 6 additional days, or infected drug-free control-treated animals that had the same treatment schedule, lost almost 20% of body weight by day 7 and exhibited clinical signs of the disease. In contrast, infected mice treated 24 hours later with once-daily lung-delivered liposomal ciprofloxacin continuing for 6 additional days, were significantly protected against weight loss and showed no clinical signs of disease throughout the 14-day duration of the study.

The Dstl team also demonstrated in another series of experiments that a single dose of our inhaled liposomal ciprofloxacin protects animals against lethal doses of inhaled Francisella tularensis (tularemia) infection – another microbial threat. These results confirmed and extended the research that we began originally under a technology demonstration program funded by the Defence Research and Development Canada (DRDC) as part of their interest in developing products to counter bioterrorism, such as inhaled anthrax and tularemia infections. DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis. Mice were exposed to a lethal dose of Francisella tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection.

With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and then germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism.

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. We believe that our product candidate may be able to deliver a long-acting formulation of ciprofloxacin directly into the lungs and be more effective and could potentially have fewer side effects, which is important for patient compliance, to prevent and treat inhalation tularemia and anthrax, Q fever and other inhaled bacterial bioterrorism agents than currently available therapies.

If we can obtain sufficient additional funding, including government grants or collaborative funding from organizations such as the Canadian DRDC and the UK Dstl , we may be able to complete the development of our liposomal ciprofloxacin for approval under FDA regulations relating to new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most drugs, which require large, well-controlled Phase 3 clinical trials in patients with the disease or condition being targeted, these regulations allow a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in prevention and treatment of a number of potential bioterrorism infections including anthrax, tularemia, Q fever and pneumonic plague.

Inhaled Nicotine Program

According to the National Center for Health Statistics (NCHS), 21% of the U.S. population age 18 and above currently smoke cigarettes. Statistics from the National Cancer Institute indicate that cigarette smoking in the U.S. causes an estimated 443,000 deaths each year, including approximately 49,400 deaths due to exposure to secondhand smoke. According to the American Cancer Society, almost a third of all cancer deaths in the U.S. are caused by smoking. The World Health Organization’s (WHO) recent report states that tobacco smoking is the single most preventable cause of death in the world today. Already tobacco kills more than five million people per year — more than tuberculosis, HIV/AIDS and malaria combined. WHO warns that by 2030, the death toll could exceed eight million a year. Unless urgent action is taken, tobacco could kill one billion people during this century. According to the National Institute on Drug Abuse, more than $75 billion of total U.S. healthcare costs each year is attributable directly to smoking. However, this cost is well below the total cost to society because it does not include burn care from smoking-related fires, perinatal care for low birth-weight infants of mothers who smoke, and medical care costs associated with disease caused by secondhand smoke. In addition to healthcare costs, the costs of lost productivity due to smoking effects are estimated at $82 billion per year, bringing a conservative estimate of the economic burden of smoking to more than $150 billion per year.

NCHS indicates that nicotine dependence is the most common form of chemical dependence in this country. Quitting tobacco use is difficult and often requires multiple attempts, as users often relapse because of withdrawal symptoms and the acute craving for cigarettes. Smokers attempting to quit often turn to nicotine replacement products (gums, lozenges, patches) in order to reduce these cravings. However, recent research indicates that, while these products help in the short term, they are ineffective in preventing long term relapse in many smokers trying to quit. Many smokers will not even try to use the existing nicotine replacement products because they believe that these products will not satisfy their craving for cigarettes.

Our goal is to develop an inhaled nicotine product that would address the acute craving for cigarettes and, therefore, could provide a significantly more effective tool to quit tobacco smoking than the currently available products.

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

We believe these results provide the foundation to complete the development of our inhaled nicotine product candidate as a means toward smoking cessation as it demonstrates in smokers cigarette-like nicotine concentrations with nearly instantaneous high plasma levels of nicotine, and a rapid and lasting reduction in the craving for cigarettes. To achieve the best safety profile our inhaled nicotine formulation is pure nicotine salt dissolved in a very small amount of water. No heating is used to generate the fine nicotine mist and there is no “secondhand smoke” as the user takes a single deep inhalation from the inhaler, instead of “puffing” on it.

In September 2012, we were issued a new U.S. patent for our inhaled nicotine technology from a second patent family that provides protection until at least 2024. Previously, we had two issued U.S. patents covering systems for effecting smoking cessation, which provided exclusivity until 2019. The first two patents are method of treatment patents, covering systems, devices and containers for delivering aerosolized nicotine formulations in specific ways which we believe to be important for cigarette smokers who want to quit smoking. This new patent extends the coverage to containers with novel features anticipated to provide additional smoking cessation benefits.

Presently, the FDA has no mandate to regulate nicotine products derived from tobacco that do not make healthcare claims and are not already a part of the current FDA mandate. This is a reflection of the recent Sottera, Inc. v. FDA, No. 10-5032 D.C. Circuit court decision that has allowed electronic cigarettes to stay on the market in the U.S. after the FDA attempted to remove them from the market because they were deemed to be drug / device products. As a result, we believe that the AERx nicotine inhaler may be introduced to the U.S. market today as a non-regulated product; however, no health claims can be made. A similar opportunity to enter the market may exist in other countries where electronic cigarettes are not regulated as drugs (e.g., UK, most of Europe, New Zealand and China). We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims and such approval would also mitigate the risk that the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

We are seeking collaborations and non-dilutive financing to further develop this product for either the pharmaceutical market or the direct-to-consumer market or both.

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In the three months ended September 30, 2012, the minimum royalty covenant was breached and we made a cash payment of approximately $48,000 to the lenders for accrued interest in order to cure the breach.

We have the right to prepay the Term Loan, subject to the payment of the principal balance plus a prepayment fee of 8% of the outstanding balance if prepaid in months 13-24 following the Transaction closing date of June 21, 2011; 4% if prepaid in months 25-36; and 2% if prepaid in months 37-48. There will be no prepayment fee for prepaying the Term Loan after the 48 month anniversary of the closing date. In addition, we have the right to make partial prepayments in an amount no less than the greater of (i) 10% of the principal balance of the Term Loan outstanding as of the applicable prepayment date or (ii) $1,000,000. Under no circumstances will the receipt of royalty payments from Zogenix in excess of the accrued interest then due be considered prepayments under the Term Loan.

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. We recognize revenue under the provisions of the SEC issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated and Accounting Standards Codification (“ASC”) 605-25, Revenue Arrangements-Multiple Element Arrangements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2012 and December 31, 2011, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Our net loss was approximately $2.0 million for the three months ended September 30, 2012 as compared with a net loss of approximately $2.4 million for the three months ended September 30, 2011 due to lower research and development costs for the quarter ended September 30, 2012. Research and development expenses were lower primarily because our inhaled ciprofloxacin program’s two Phase 2b clinical trials are now complete. Our net loss decreased by approximately $2.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to lower research and development costs, lower general and administrative costs, slightly higher Zogenix royalties received in 2012 offset by the interest expense recorded in 2012 on the note payable that is part of the royalty financing transaction. Research and development costs were lower for the reason discussed above, as well as the fact that we had slightly lower average headcount for the nine months ended September 30, 2012. General and administrative expenses were lower primarily because the period ending September 30, 2011 included an executive bonus payable upon completion of the royalty financing transaction and higher legal fees associated with that transaction and a private placement conducted in July 2011.

We recorded approximately $262,000 in revenue, which primarily represented royalty revenue from Zogenix, for the three months ended September 30, 2012 as compared to approximately $242,000 in revenue for the three months ended September 30, 2011. Total revenue was approximately $0.8 million for the nine months ended September 30, 2012 as compared with approximately $0.6 million in revenue for the nine months ended September 30, 2011.

Operating expenses were approximately $1.8 million for the three months ended September 30, 2012, which represented an approximately $0.5 million decrease from the three months ended September 30, 2011. Research and development expenses decreased approximately $0.5 million as compared with the three months ended September 30, 2011. Operating expenses were approximately $5.3 million for the nine months ended September 30, 2012, which represented an approximately $2.6 million decrease as compared with the nine months ended September 30, 2011. Research and development expenses decreased approximately $2.0 million and general and administrative expenses decreased approximately $0.6 million.

The decrease in research and development expenses was due to slightly lower headcount and lower clinical costs. For the nine months ended September 30, 2012, lower clinical costs were mainly due to lower contract manufacturing costs related to the production of inhaled ciprofloxacin for the Phase 2b trials, lower contract testing costs for toxicology studies and lower clinical trial costs due to the expenses associated with the Phase 2b trials that occurred in the prior year period. The decrease in general and administrative costs was due to higher costs recorded in 2011 relative to the executive bonus and legal expenses that were recorded for the royalty financing transaction.

Liquidity and Capital Resources

As of September 30, 2012, we had cash, cash equivalents and short-term investments of approximately $4.1 million and total working capital of approximately $3.2 million. We believe that cash, cash equivalents and short-term investments at September 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2012, we had an accumulated deficit of approximately $368.8 million and shareholders’ deficit of approximately $4.6 million.

We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin for the bronchiectasis and cystic fibrosis indications and for our inhaled nicotine program. If we are unable to find financing on acceptable terms, we may be required to defer our product development activities or discontinue operations.

Nine months ended September 30, 2012

Total cash and cash equivalents and short-term investments decreased by approximately $4.5 million for the nine months ended September 30, 2012, compared to December 31, 2011. The decrease in cash and cash equivalents and short-term investments was due to cash used in operations.

Nine months ended September 30, 2011

Total cash, cash equivalents and short-term investments increased by approximately $5.2 million for the nine months ended September 30, 2011, compared to December 31, 2010. The increase in cash, cash equivalents and short-term investments was primarily due to cash used in operations of $7.7 million partially offset by the net cash provided by financing activities of $12.9 million. The net proceeds from the June 2011 royalty financing transaction provided $8.1 million and the sale of common stock in a private placement conducted in July 2011 provided $4.4 million net of expenses.

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

We believe our cash, cash equivalents and short-term investments as of September 30, 2012 will be sufficient to enable us to fund our operations through at least the first quarter of 2013. However, our current financial resources are inadequate to advance our product candidates through development. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates, we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone will be adequate to finalize the development of any of our product candidates.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2012, we have an accumulated deficit of approximately $368.8 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

•	continue product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies;

•	outsource the commercial-scale production of our products; and

•	establish a sales and marketing force to commercialize certain of our proprietary products if these products obtain regulatory approval.

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

**We are in the early stages of development and commercialization for our inhaled nicotine product and commercialization of this product cannot be assured.

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product.

The changes to the regulatory environment discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview are evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation or as a cigarette replacement is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with developing, manufacturing or selling commercial products.

**We are dependent upon Zogenix and its partners to successfully market and sell the SUMAVEL DosePro needle-free delivery system in order to realize value from this asset.

We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. For example, on March 31, 2012, Zogenix ended its co-promotion agreement for SUMAVEL DosePro with Astellas Pharma, Inc., and in June 2012 announced an exclusive co-promotion agreement in the U.S. with Mallinckdrodt LLC, the pharmaceuticals business of Covidien. We are uncertain of the impact this change in co-promotion partners will have on current and future sales of the SUMAVEL product.

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

We intend to use Pulmaquin in our future clinical trials in cystic fibrosis. We have not yet tested Pulmaquin in cystic fibrosis patients; all previous clinical trial work in cystic fibrosis patients was conducted using our Lipoquin formulation. Although Pulmaquin performed well in non-cystic fibrosis bronchiectasis patients in the Phase 2b study ORBIT-2 and the liposomal component of Pulmaquin (Lipoquin) performed well in a Phase 2a study in cystic fibrosis patients, there is no guarantee that Pulmaquin will prove safe and effective in cystic fibrosis patients.

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

Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential pharmaceutical products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. Delays in our future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

We are subject to extensive regulation, including the requirement of approval before any of our pharmaceutical product candidates can be marketed. We may not obtain regulatory approval for our pharmaceutical product candidates on a timely basis, or at all.

We and our products are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local government agencies. Both before and after regulatory approval, the development, testing, manufacture, quality control, labeling, storage, approval, advertising, promotion, sale, distribution and export of our potential pharmaceutical products are subject to regulation. Pharmaceutical products that are marketed abroad are also subject to regulation by foreign governments. Our pharmaceutical products cannot be marketed in the United States without FDA approval. The process for obtaining FDA approval for drug products is generally lengthy, expensive and uncertain. To date, we have not sought or received approval from the FDA or any corresponding foreign authority for any of our product candidates.

Even though we intend to apply for approval of most of our pharmaceutical products in the United States under Section 505(b)(2) of the FDCA, which applies to reformulations of approved drugs and which may require smaller and shorter safety and efficacy testing than that for entirely new drugs, the approval process will still be costly, time-consuming and uncertain. We, or our collaborators, may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential pharmaceutical products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a pharmaceutical product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.

Regulatory authorities may delay or not approve our pharmaceutical product candidates even if the product candidates meet safety and efficacy endpoints in clinical trials or the approvals may be too limited for us to earn sufficient revenues.

The FDA and other foreign regulatory agencies can delay approval of, or refuse to approve, our pharmaceutical product candidates for a variety of reasons, including failure to meet safety and/or efficacy endpoints in our clinical trials. Our pharmaceutical product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies that can be long and costly. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our pharmaceutical product candidates. Any limitation, condition or denial of approval would have an adverse effect on our business, reputation and results of operations.

Even if we are granted initial FDA approval for any of our pharmaceutical product candidates, we may not be able to maintain such approval, which would reduce our revenues.

Even if we are granted initial regulatory approval for a pharmaceutical product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements and established requirements applicable to drug samples. We, our future collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.

Because our proprietary inhaled ciprofloxacin programs may rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of cystic fibrosis and bronchiectasis and to our ciprofloxacin for inhalation for the management of bronchiectasis. In June 2012, the FDA granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of cystic fibrosis. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a cystic fibrosis or bronchiectasis indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in cystic fibrosis and bronchiectasis. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of cystic fibrosis.

In August 2009, the European Medicines Agency granted orphan drug designation to our inhaled liposomal ciprofloxacin drug product candidate Lipoquin (ARD-3100) for the treatment of lung infections associated with cystic fibrosis. Under European guidelines, Orphan Medicinal Product Designation provides 10 years of potential market exclusivity if the product candidate is the first product candidate for the indication approved for marketing in the EU. We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications. In each case, if our product is not the first to be approved by the FDA or European Medicines Agency for a given orphan indication, we may not be able to access the target market in the United States and/or the EU, which would adversely affect our ability to earn revenues. We hope to receive orphan drug designation for Pulmaquin (ARD-3150) for cystic fibrosis and bronchiectasis in the EU, as well. We cannot guarantee that we will be granted such designation for Pulmaquin in the EU.

We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.

We have limited capacity to manufacture our requirements for the development and commercialization of our pharmaceutical product candidates. We intend to use contract manufacturers to produce our pharmaceutical products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. For example, our agreement with Sigma-Tau Group to manufacture inhaled ciprofloxacin may be terminated for unforeseen reasons, or we may not be able to reach mutually satisfactory agreements with Sigma-Tau Group to manufacture at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all. Further, we, our contract manufacturers and our future collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our future collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

If any pharmaceutical products that we or our future collaborators may develop do not attain adequate market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.

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

In both domestic and foreign markets, sales of our potential pharmaceutical products will depend in substantial part on the availability of adequate reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the adequate reimbursement status of newly approved health care products. Any products we are able to successfully develop may not be reimbursable by third-party payors. In addition, our products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement. If any products we develop do not receive adequate reimbursement, our revenues will be severely limited.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 8, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.