Form 10-K
period 2012-12-31
ARADIGM CORP
filed 2013-03-27
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2012 was: $23,976,316.

The number of shares of the registrant’s common stock outstanding as of March 16, 2013 was: 251,346,385.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash, cash equivalents and short-term investments as of December 31, 2012 will be sufficient to fund our operations through 2013; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize our respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients, (iv) our expectations regarding future clinical trials; (v) our expectation that we will incur additional operating losses; (vi) our expectation that we will continue to receive royalty revenue from Zogenix and (vii) our focus on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development of the bronchiectasis and cystic fibrosis indications for our inhaled ciprofloxacin program.

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

PART I

Item 1. Business

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin™. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key technologies we have focused our efforts on are our inhaled ciprofloxacin formulations and our nicotine inhaler for smoking cessation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2012, we had an accumulated deficit of $371.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last seven years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). Our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, such as with smoking cessation or biodefense products, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin™ (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases such as non-cystic fibrosis bronchiectasis (BE) and cystic fibrosis (CF). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We previously conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

Our Strategy

We are a specialty pharmaceutical company focused on the development and commercialization of a portfolio of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. We have chosen to focus on respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for unique or significantly improved products in the global respiratory market. There are five key elements of our strategy:

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

In October 2012, scientists from the Virginia Commonwealth University in Richmond, Virginia reported findings about the anti-inflammatory effects of our inhaled ciprofloxacin in human bronchial lung cells stimulated by the lipopolysaccharide (LPS) produced by Pseudomonas aeruginosa. Pseudomonas aeruginosa is one of the most significant bacterial pathogens in patients with cystic fibrosis, bronchiectasis and severe COPD. LPS produced by this organism is a key virulence-causing factor associated with the respiratory infections due to this microorganism.

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

We presently have under development three disease indications for our inhaled ciprofloxacin that share much of the laboratory and product development efforts, as well as a common safety data base.

Pulmaquin and Lipoquin™ (ARD-3150 and ARD-3100) — Inhaled Ciprofloxacin for the Management of Infections in Non-Cystic Fibrosis Bronchiectasis (BE) Patients

BE is a chronic condition characterized by abnormal dilatation of the bronchi and bronchioles associated with chronic infection. The patient’s lung function is often irreversibly reduced compared to that found in healthy individuals. BE is frequently observed in patients with cystic fibrosis (CF). However, it is a condition that affects over 110,000 people without CF in the United States and many more in other countries, and results from a cycle of inflammation, recurrent infection, and bronchial wall damage. There is currently no drug specifically approved for the treatment of BE in the U.S. We were granted orphan drug designation in the U.S. for Lipoquin for the management of this condition. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend, if feasible, to retain marketing or co-marketing rights for the inhaled liposomal ciprofloxacin formulations in the United States or another major market, such as the EU.

Development of Inhaled Ciprofloxacin for BE

We have been testing two formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) that differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin (also called Dual Release Ciprofloxacin for Inhalation – DRCFI) uses the slow release liposomal formulation (Lipoquin, also called Ciprofloxacin for Inhalation – CFI) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium.

Pre-clinical and clinical activities described below for Lipoquin also support the Pulmaquin program.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units – CFU—per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed and secondary efficacy endpoints assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits.

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

In February 2010, the first patient was dosed in the U.S. as part of the ORBIT-1 trial. This Phase 2b trial, an international, double-blind, placebo-controlled study being conducted under a U.S. FDA IND, randomized 95 patients and completed enrollment in March 2011. The ORBIT-1 study design called for four weeks of once-daily inhaled doses of Lipoquin or once-daily inhaled placebo. Two doses of the active drug were included in the study – 100 or 150 mg ciprofloxacin delivered by inhalation as 2 or 3 mL of liposomal dispersion, respectively. The primary efficacy endpoint was a standard measure of antibacterial activity – the change from baseline in sputum Pseudomonas aeruginosa colony forming units (CFUs). Secondary endpoints included quality of life measurements and improvement of outcomes with respect to exacerbations. Lung function changes were monitored for safety.

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint—the mean change in Pseudomonas aeruginosa CFUs from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

Lipoquin (ARD-3100) — Inhaled Ciprofloxacin for the Management of Infections in Cystic Fibrosis (CF) Patients

This program uses our proprietary inhaled formulation of ciprofloxacin for the management of respiratory infections caused by a microorganism, Pseudomonas aeruginosa, common in patients with CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. Recent reports suggest that there may be over 100,000 largely undiagnosed CF patients in India. According to the American Lung Association, the direct medical care costs for an individual with CF in the U.S. are currently estimated to be in excess of $40,000 per year.

The inhalation route affords direct administration of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a serious lung infection to which CF patients are vulnerable. Currently, there are two inhaled antibiotics other than ciprofloxacin approved for the chronic management of this infection; one of them is given twice a day and the other one three times a day. Both of these antibiotics are administered by nebulization and they are used intermittently – one month on the therapy, one month off therapy. We believe that local lung delivery via inhalation of ciprofloxacin in our sustained release liposomal formulation could provide convenient, effective and safe chronic management of the debilitating and often life-threatening lung infections that afflict patients with CF. We think that once a day dosing of inhaled ciprofloxacin could also be a welcome reduction in the burden of therapy for this patient population. Furthermore, some patients may benefit from rotating two or more inhaled antibiotics so that they maintain some form of inhaled antibiotic therapy all the time. As ciprofloxacin is an antibiotic of a different class, with a different mechanism of action to the two currently approved inhaled antibiotics, its use could maximize the control of respiratory infections in CF patients and avoid the side effects associated with the use of the other antibiotics. We have received orphan drug designation from the FDA for this product for the management of CF.

We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. We intend, if feasible, to retain marketing or co-marketing rights for the inhaled ciprofloxacin formulations in at least one of the major markets, such as the United States or the EU.

Development of Inhaled Ciprofloxacin for CF

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

ARD-1100 — Liposomal Ciprofloxacin for the Treatment of Inhalation Anthrax and other biodefense purposes

Another of our inhaled ciprofloxacin programs is for the prevention and treatment of inhaled infections, such as inhalation anthrax, tularemia and pneumonic plague. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and then germinate. Anthrax has been identified by the Centers for Disease Control as a likely potential agent of bioterrorism. In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the United States Postal Service to government officials and members of the media, five people died and many more became sick. These attacks highlighted the concern that inhalation anthrax and other types of inhaled bacterial (e.g. tularemia and plague) bioterror agents represent a real and current threat.

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

Development of Inhaled Ciprofloxacin for Biodefense Purposes

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

In September 2012, UK scientists from the Health Protection Agency (HPA) and Defence Science and Technology Laboratory (Dstl) reported the successful testing of our inhaled liposomal ciprofloxacin against Coxiella burnetii in a mouse model of this virulent infection. This work was conducted as part of the collaborative consortium that we formed with HPA and Dstl to evaluate the efficacy of our inhaled liposomal ciprofloxacin against high threat microbial agents. Coxiella burnetii is a Gram-negative intracellular bacterium and the causative agent of the disease Q fever. C. burnetii is endemic worldwide, infects a wide variety of animals and humans and has a low infectious dose by the inhalational route. Clinical presentation in man may lead to an acute infection with flu-like symptoms, or a chronic life-threatening disease. A recent epidemic of Q fever in humans took place in the Netherlands in 2009, with 2,357 reported cases and 6 deaths. Current oral antibiotic treatment of Q fever can be lengthy and complex. In the experiments reported by the UK scientists, mice that were infected with C. burnetii via inhalation and treated 24 hours later with twice-daily oral ciprofloxacin continuing for 6 additional days, or infected drug-free control-treated animals that had the same treatment schedule, lost almost 20% of body weight by day 7 and exhibited clinical signs of the disease. In contrast, infected mice treated 24 hours later with once-daily lung-delivered liposomal ciprofloxacin continuing for 6 additional days, were significantly protected against weight loss and showed no clinical signs of disease throughout the 14-day duration of the study. The Dstl team had previously demonstrated that a single dose of our inhaled liposomal ciprofloxacin protects animals against lethal doses of inhaled tularemia infection – another microbial threat.

In November 2012, scientists from the UK Defence Science and Technology Laboratory (Dstl) reported in a preliminary study that they have demonstrated that a single dose of Aradigm’s liposomal ciprofloxacin formulation Lipoquin administered 24 hours after exposure to a lethal dose of the bacterium Yersinia pestis provided full protection in a murine model of pneumonic plague. In comparison, a single dose of oral ciprofloxacin administered 24 hours post-exposure provided no protection.

The Gram-negative bacterium Yersinia pestis is the causative agent of plague, a disease thought to be responsible for the death of 200 million people through devastating pandemics such as the Black Death. Inhalation of Y. pestis can result in the most severe form of the disease, pneumonic plague, which if untreated may have a mortality rate of 100%. Currently, there is no licensed vaccine for use in humans.

In the study, exposure to aerosolized Y. pestis was lethal. The animals were followed for up to 28 days post-exposure. All untreated mice succumbing to a systemic infection by day 3 post-exposure. A single dose of oral ciprofloxacin administered at 24 hours post-exposure did not prevent mortality and only increased the mean time to death to 5 days compared to 3 days for untreated mice. In comparison, a single dose of Lipoquin delivered via the nose into the lungs of the animals provided 100% protection and significantly improved survival compared to a single dose of oral ciprofloxacin (P<0.0001); a single dose of aerosolized Lipoquin administered at 24 hours post-exposure provided approximately 70% protection and significantly improved survival when compared to a single dose of oral ciprofloxacin (P<0.001).

In their report, the scientists state that the study demonstrated the superior efficacy of Lipoquin compared to oral ciprofloxacin as post-exposure prophylaxis against Y. pestis.

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

Development of Inhaled Nicotine for Smoking Cessation

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

In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL* DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. On January 13, 2010, Zogenix announced the U.S. commercial launch of SUMAVEL DosePro. In February 2010, we received from Zogenix the $4 million milestone payable upon the initial commercialization of SUMAVEL DosePro and we are entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales.

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

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. Our most recent patents issued in the United States were an important composition of matter patent and a method of treatment patent for Pulmaquin. As of February 28, 2013, we had 74 issued United States patents, with 14 additional United States patent applications pending. In addition, we had 6 issued foreign patents and an additional 23 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our Pulmaquin and Lipoquin compositions and methods of treatment, proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents directed toward our proprietary delivery technologies and methods of use, expire between 2013 and 2031. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

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

There is no product approved in the United States specifically for the treatment of bronchiectasis (BE). Bayer is developing a ciprofloxacin dry powder inhaler for the management of BE and Gilead Sciences is testing another inhaled antibiotic, Cayston*, in this patient population as well. Currently marketed nebulized antibiotics for the management of infections associated with cystic fibrosis (CF) are TOBI* (nebulizer and dry powder) marketed by Novartis and nebulized Cayston marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF include dry powder ciprofloxacin by Bayer, nebulized liposomal amikacin by Insmed, and nebulized levofloxacin by Aptalis. Bayer was granted orphan drug designation in the U.S. and in the EU for their inhaled ciprofloxacin product in development for the treatment of infections associated with CF.

Several of these products have substantial current sales and long histories of effective and safe use. In addition, we believe there are a number of additional drug candidates in various stages of development that, if approved, could compete with any future products we may develop. Moreover, one or more of our competitors that have developed or are developing pulmonary drug delivery technologies, such as Alkermes, MAP (recently acquired by Allergan), Mannkind or Alexza Pharmaceuticals, or other competitors with alternative drug delivery methods, may negatively impact our potential competitive position.

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

In July 2009, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin (ARD-3100, Lipoquin) for the treatment of non-cystic fibrosis bronchiectasis. In May 2010, we received clearance from the FDA for our IND for inhaled liposomal ciprofloxacin for the treatment of cystic fibrosis. However, an additional three month toxicity study in animals with Lipoquin (ARD-3100) and Pulmaquin (ARD-3150) was requested by the FDA to support longer term human clinical trials. This study was completed and the results were submitted to the FDA as part of our IND filing for the Phase 3 program for Pulmaquin in BE patients.

In March 2012, we received clearance from the FDA for our IND to start the first of two identical Phase 3 studies of Pulmaquin (ARD-3150) in BE patients. The FDA has requested a 2 year carcinogenicity study in rats with inhaled Pulmaquin to support the NDA for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Neither of these studies is required prior to beginning the Phase 3 clinical trials. The 9 month inhalation safety study in dogs is currently being conducted; the 2 year rat carcinogenicity study will be conducted in parallel with the Phase 3 program.

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

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint — the mean change in Pseudomonas aeruginosa colony forming units per gram of sputum (CFUs) from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p<0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

We received orphan drug designations for Lipoquin for the management of cystic fibrosis and non-cystic fibrosis bronchiectasis in the U.S. We requested orphan drug designation from the FDA for Pulmaquin for the management of bronchiectasis and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. In June 2012, we received orphan drug designation in the U.S. for liposomal ciprofloxacin plus ciprofloxacin for cystic fibrosis.

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

Principal Supplier

We currently contract exclusively with Sigma-Tau Group to manufacture inhaled ciprofloxacin. For more information on the risks associated with this arrangement, please see Item 1A — Risk Factors — “We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.”

Research and Development

Our research and development expenses were approximately $3.8 million for the year ended December 31, 2012 and $5.0 million for the year ended December 31, 2011. For more information regarding our research and development, please see Item 7 — Management’s Discussion and Analysis — Research and Development.

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

Employees

As of December 31, 2012, we had eleven employees. Six employees are involved in research and development and product development and five employees are involved in finance and administration. Four employees have advanced scientific degrees.

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

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2013 are as follows:

Name	Age	Position
Igor Gonda, Ph.D.	65	President, Chief Executive Officer and Director
Nancy E. Pecota	53	Vice President, Finance and Chief Financial Officer
Frank H. Barker(1)(2)(3)	82	Director
Tamar D. Howson (2)	64	Director
John M. Siebert, Ph.D.(1)(3)	72	Director
Virgil D. Thompson(1)(2)(3)	73	Chairman of the Board and Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Tamar D. Howson has been a director since November 2010. From 2001 to 2007, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb Company (Bristol-Myers). During her tenure at Bristol-Myers, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. From 1991 to 2000, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham plc, a global pharmaceutical company. She also managed SR One Ltd., a venture capital fund of SmithKline Beecham, plc. From 1990 to 1991, Ms. Howson held the position of Vice President, Venture Investments at Johnston Associates, Inc., and from 1987 to 1990, she served as Director of Worldwide Business Development and Licensing for Squibb Corporation. She previously served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals, Inc. and on the boards of Ariad Pharmaceuticals, Inc., SkyePharma, plc, NPS Pharmaceuticals, Inc., Targacept, Inc., and the Healthcare Businesswomen’s Association. Ms. Howson received her MBA in finance and international business from Columbia University. She holds an MS from the City

College of New York and a BS from Technion in Israel. Tamar Howson was recently a partner with JSB-Partners, LP, a transaction advisory firm serving the life sciences industry. She serves on the boards of OXIGENE, Inc. and Idenix Pharmaceuticals, Inc.

John M. Siebert, Ph.D. has been a director since November 2006. He is Chief Operating Officer of New Rhein Healthcare Investors, LLC. From May 2003 to October 2008, Dr. Siebert was the Chairman and Chief Executive Officer of CyDex, Pharmaceuticals, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA LABS Inc., a publicly traded drug delivery company. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he headed a division R&D and Quality group at Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co., Gillette and The Procter & Gamble Company. Dr. Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri. Dr. Siebert serves on two public company boards, Aradigm Corporation and Supernus Pharmaceuticals, Inc. Dr. Siebert is the Chairman of the Aradigm Audit Committee and the designated “audit committee financial expert”. He also serves on the Nominating and Governance Committee. Dr. Siebert serves on the Audit Committee and Nominating and Governance Committees at Supernus. Dr. Siebert is also a member of the Board of Directors of Accu-Break Pharmaceuticals.

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

We believe our cash, cash equivalents and short-term investments as of December 31, 2012 will be sufficient to enable us to fund our operations through 2013. However, our current financial resources are inadequate to advance our product candidates through development. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates, we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone or combined with other financing arrangements will be adequate to finalize the development of any of our product candidates.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2012, we have an accumulated deficit of $371.4 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

We are in the early stages of development and commercialization for our inhaled nicotine product and commercialization of this product cannot be assured.

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product. The changes to the regulatory environment discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview are evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation or as a cigarette replacement is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with developing, manufacturing or selling commercial products

We are dependent upon Zogenix and its partners to successfully market and sell the SUMAVEL DosePro needle-free delivery system in order to realize value from this asset.

We have no control over decisions made by Zogenix and/or its partners and collaborators on the marketing, sale or continued development of the SUMAVEL DosePro product and any subsequent products utilizing the DosePro technology. For example, on March 31, 2012, Zogenix ended its co-promotion agreement for SUMAVEL DosePro with Astellas Pharma, Inc., and in June 2012 announced an exclusive co-promotion agreement in the U.S. with Mallinckdrodt LLC, the pharmaceuticals business of Covidien. We are uncertain of the impact this change in co-promotion partners will have on current and future sales of the SUMAVEL product. In addition, Zogenix is currently pursuing FDA approval of another drug product; this product is an oral, extended release formulation of hydrocodone for chronic pain. If approved by the FDA and commercialized, Aradigm will receive no royalties on the sales of this product. We are uncertain of the impact this potential approval will have on current and future sales of the SUMAVEL product.

Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In the twelve months ended December 31, 2012, the minimum royalty covenant was breached and we made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach.

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU and this study is currently underway. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

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

Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is currently preparing to begin a Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we would conduct our Pulmaquin Phase 3 trials, which could make recruiting individuals for clinical trials more difficult. Delays in our future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. For example, we are aware that Bayer is currently preparing to begin a Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 16, 2013, our two largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel”). The sublease with Mendel is for approximately 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. In January 2012, Mendel waived their right to early termination of the sublease and we entered into a second amendment to the sublease for an additional approximately 3,300 square feet which commenced on April 1, 2012. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

Item 3. Legal Proceedings

None

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

	High	Low
2011
First Quarter	$0.25	$0.16
Second Quarter	0.22	0.15
Third Quarter	0.20	0.15
Fourth Quarter	0.16	0.11

2012
First Quarter	$0.17	$0.09
Second Quarter	0.17	0.12
Third Quarter	0.14	0.10
Fourth Quarter	0.14	0.11

As of March 18, 2013, there were 173 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

We have derived the selected financial data for the years ended and as of December 31, 2012 and 2011 from our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended and as of December 31, 2010, 2009 and 2008 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of operations data:
Total revenues	$1,007	$791	$4,383	$4,883	$251
Total operating expenses	7,711	9,320	14,743	18,310	23,257
Loss from operations	(6,704)	(8,529)	(10,360)	(13,427)	(23,006)
Interest income (expense), net	(1,520)	(784)	(298)	(356)	373
Other income (expense), including extinguishment of debt	(2)	4	5,279	4	—
Net loss	(8,226)	(9,309)	(5,379)	(13,772)	(22,608)
Basic and diluted net loss per share	(0.04)	(0.05)	(0.04)	(0.15)	(0.42)

Shares used in computing basic and diluted net loss per share	201,310	183,419	128,660	92,348	54,162

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$7,617	$8,664	$5,546	$9,131	$19,140
Working capital	6,479	8,017	3,780	7,411	17,313
Total assets	8,966	10,556	7,628	11,965	25,519
Note payable and accrued interest to former related party	—	—	—	8,896	8,472
Note payable and accrued interest net of discount	8,513	8,207	—	—	—
Accumulated deficit	(371,360)	(363,134)	(353,825)	(348,446)	(334,674)
Total shareholders’ equity (deficit)	(1,441)	689	4,599	(173)	8,756

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2012, we had an accumulated deficit of $371.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last seven years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). Our longer term strategy to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

More recently, we have restarted work on development of our inhaled nicotine program for smoking cessation. Changes in the regulatory environment in the U.S. and other countries brought about by the introduction of electronic cigarettes have created the opportunity to develop our AERx nicotine product for direct to consumer markets outside of the traditional pharmaceutical markets, thus potentially significantly decreasing the time-to-market for this product. We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims and such approval would also mitigate the risk that the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. In June 2012, we received orphan drug designation in the U.S. for liposomal ciprofloxacin plus ciprofloxacin for cystic fibrosis. We may seek orphan drug designation for other eligible product candidates we develop. We have been issued three U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We have also conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

Liposomal Ciprofloxacin for Biodefense Purposes: Treatment of Q Fever, Tularemia, Pneumonic Plague, Inhalation Anthrax and other biodefense purposes

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

In November 2012, scientists from the UK Defence Science and Technology Laboratory (Dstl) reported in a preliminary study that they have demonstrated that a single dose of Aradigm’s liposomal ciprofloxacin formulation Lipoquin administered 24 hours after exposure to a lethal dose of the bacterium Yersinia pestis provided full protection in a murine model of pneumonic plague. In comparison, a single dose of oral ciprofloxacin administered 24 hours post-exposure provided no protection.

The Gram-negative bacterium Yersinia pestis is the causative agent of plague, a disease thought to be responsible for the death of 200 million people through devastating pandemics such as the Black Death. Inhalation of Y. pestis can result in the most severe form of the disease, pneumonic plague, which if untreated may have a mortality rate of 100%. Currently, there is no licensed vaccine for use in humans.

In the study, exposure to aerosolized Y. pestis was lethal. The animals were followed for up to 28 days post-exposure. All untreated mice succumbing to a systemic infection by day 3 post-exposure. A single dose of oral ciprofloxacin administered at 24 hours post-exposure did not prevent mortality and only increased the mean time to death to 5 days compared to 3 days for untreated mice. In comparison, a single dose of Lipoquin delivered via the nose into the lungs of the animals provided 100% protection and significantly improved survival compared to a single dose of oral ciprofloxacin (P<0.0001); a single dose of aerosolized Lipoquin administered at 24 hours post-exposure provided approximately 70% protection and significantly improved survival when compared to a single dose of oral ciprofloxacin (P<0.001).

In their report, the scientists state that the study demonstrated the superior efficacy of Lipoquin compared to oral ciprofloxacin as post-exposure prophylaxis against Y. pestis.

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

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. We believe that our product candidate may be able to deliver a long-acting formulation of ciprofloxacin directly into the lungs and be more effective and could potentially have fewer side effects, which is important for patient compliance, to prevent and treat inhalation tularemia and anthrax, Q fever, pneumonic plague and other inhaled bacterial bioterrorism agents than currently available therapies.

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In the twelve months ended December 31, 2012, the minimum royalty covenant was breached and we made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach.

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

December 2012 Private Placement

On December 11, 2012, we entered into a definitive agreement for the sale of common stock to two existing shareholders, including accounts managed by First Eagle Investment Management LLC, in a private placement for aggregate gross proceeds of $6.0 million (the “Private Placement”). The closing of the Private Placement occurred on December 13, 2012. Under the terms of the agreement, we agreed to sell an aggregate of 50,000,000 shares of common stock at a price of $0.12 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $5.5 million. We are required, among other things, to file a resale registration statement following the closing that covers the resale by the purchasers of the shares.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2012 and 2011, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We account for stock-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the Employee Stock Purchase Plan (“ESPP”). These ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

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

Results of Operations

Years ended December 31, 2012 and 2011

Our net loss decreased by $1.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in the net loss resulted from slightly higher royalty revenue from Zogenix in 2012, significantly lower operating expenses for the year ended December 31, 2012, offset by an increase in interest expense. Research and development costs were lower for our inhaled ciprofloxacin program as our two Phase 2b trials were completed in 2011.

Total revenue was $1.0 million for the year ended December 31, 2012 as compared to $0.8 million for the year ended December 31, 2011. For both years, the revenue generated was recurring royalty revenue related to sales of Zogenix’s SUMAVEL DosePro product. Revenue was slightly higher in the year ended December 31, 2012 because of higher product sales and a lower allowance for returns in 2012 compared to 2011.

Operating expenses were $7.7 million for the year ended December 31, 2012, which represented a $1.6 million decrease as compared to the year ended December 31, 2011. The decrease in operating expenses was primarily due to lower research and development expenses resulting from slightly lower headcount, lower clinical trial costs offset by an increase in contract manufacturing and testing, as well as lower general and administrative costs. For the period ended December 31, 2012, lower clinical trials costs were mainly due to the completion of the inhaled ciprofloxacin clinical trials in late 2011. The increase in contract manufacturing and testing was due to the initiation of dog studies which began in late 2012. General and administrative costs were lower in the period ended December 31, 2012 because of the payment of an executive bonus related to the Royalty Agreement in 2011.

Interest expense increased by $0.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase in interest expense is due to the Royalty Agreement in June 2011 and the 2012 expense represents a full year of interest.

Liquidity and Capital Resources

As of December 31, 2012, we had cash, cash equivalents and short-term investments of $7.6 million, total working capital of $6.5 million and shareholders’ deficit of $1.4 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through 2013.

On December 11, 2012, we entered into a definitive agreement for the sale of 50 million shares of common stock to two existing shareholders in a private placement for aggregate gross proceeds of $6.0 million. After deducting for fees and expenses, the net proceeds from the sale of the common stock were approximately $5.5 million.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, the 2011 Royalty Agreement, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets, the milestone payment received from Zogenix in 2010 and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception.

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

Year ended December 31, 2012

As of December 31, 2012, we had cash, cash equivalents and short-term investments of $7.6 million, down from $8.7 million at December 31, 2011. The decrease primarily resulted from the use of cash to fund our ongoing operations offset by the receipt of $6.0 million in gross proceeds from the sale of common stock in the December 2012 Private Placement.

Net cash used in operating activities for the year ended December 31, 2012 was $6.7 million primarily reflecting our net loss of $8.2 million. This use was partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash provided by investing activities for the year ended December 31, 2012 was $6.3 million and resulted from the net purchases and maturities of short-term investments throughout the year. Net cash provided by financing activities for the year ended December 31, 2012 was $5.6 million from the sale of common stock in the December 2012 Private Placement and the proceeds from the purchase of stock through the ESPP.

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

Net cash used in operating activities for the year ended December 31, 2011 was $9.8 million primarily reflecting our net loss of $9.3 million. This use was partially offset by non-cash expenses for depreciation and stock-based compensation. Net cash used in investing activities for the year ended December 31, 2011 was $6.3 million and resulted from the net purchases and maturities of short-term investments throughout the year. Net cash provided by financing activities for the year ended December 31, 2011 was $13.0 million. Gross proceeds from the June 2011 Private Placement and the proceeds from the purchase of stock through the ESPP were $4.5 million and the gross proceeds from the royalty financing agreement entered into in June 2011 were $8.5 million.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one active, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, and we have one inactive, wholly-owned subsidiary domiciled in the UK.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying consolidated balance sheets of Aradigm Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Aradigm Corporation at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ OUM & Co LLP

San Francisco, California

March 26, 2013

ARADIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,414	$2,148
Short-term investments	203	6,516
Receivables	41	36
Prepaid and other current assets	106	161

Total current assets	7,764	8,861
Property and equipment, net	727	1,113
Notes receivable	—	29
Other assets	475	553

Total assets	$8,966	$10,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$330	$196
Accrued clinical and cost of other studies	500	247
Accrued compensation	184	195
Facility lease exit obligation	144	120
Other accrued liabilities	127	86

Total current liabilities	1,285	844
Deferred rent, non-current	144	132
Facility lease exit obligation, non-current	465	609
Other non-current liabilities	—	75
Note payable and accrued interest	8,513	8,207

Total liabilities	10,407	9,867

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 297,527,214 at December 31, 2012 and 213,527,214 at December 31, 2011; issued and outstanding shares: 251,346,385 at December 31, 2012; 198,831,216 at December 31, 2011	369,919	363,822
Accumulated other comprehensive income	—	1
Accumulated deficit	(371,360)	(363,134)

Total shareholders’ equity (deficit)	(1,441)	689

Total liabilities and shareholders’ equity (deficit)	$8,966	$10,556

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenue:
Total revenue	$1,007	$791

Operating expenses:
Research and development	3,781	5,007
General and administrative	3,896	4,274
Restructuring and asset impairment	34	39

Total operating expenses	7,711	9,320

Loss from operations	(6,704)	(8,529)
Interest income	10	14
Interest expense	(1,530)	(798)
Other income (expense), net	(2)	4

Net loss	(8,226)	(9,309)
Change in unrealized gains (losses) on available-for-sale securities	(1)	1

Comprehensive loss	$(8,227)	$(9,308)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Shares used in computing basic and diluted net loss per common share	201,310	183,419

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2010	172,304,235	$358,424	$—	$(353,825)	$4,599
Issuance of common stock in a private offering, net of issuance costs	25,000,000	4,349	—	—	4,349
Issuance of common stock under the employee stock purchase plan	885,533	113	—	—	113
Issuance of warrants for common stock	—	403	—	—	403
Stock-based compensation	—	533	—	—	533
Issuance of restricted stock awards	1,091,448	—	—	—	—
Reversal of restricted stock award due to cancellation and forfeiture	(450,000)	—	—	—	—
Net loss	—	—	—	(9,309)	(9,309)
Unrealized gain on available-for-sale investments	—	—	1	—	1

Balances at December 31, 2011	198,831,216	363,822	1	(363,134)	689
Issuance of common stock in a private offering, net of issuance costs	50,000,000	5,547	—	—	5,547
Issuance of common stock under the employee stock purchase plan	630,752	77	—	—	77
Issuance of restricted stock awards	1,884,417	—	—	—	—
Stock-based compensation	—	473	—	—	473
Net loss	—	—	—	(8,226)	(8,226)
Unrealized loss on available-for-sale investments	—	—	(1)	—	(1)

Balances at December 31, 2012	251,346,385	$369,919	$—	$(371,360)	$(1,441)

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,226)	$(9,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion of investments	14	70
Depreciation and amortization	391	445
Stock-based compensation expense	473	533
Amortization of note discount	59	35
Changes in operating assets and liabilities:
Receivables	(5)	144
Prepaid and other current assets	55	19
Other assets	107	(413)
Accounts payable	134	(61)
Accrued compensation	(11)	(132)
Accrued liabilities	466	(1,035)
Deferred rent	12	33
Facility lease exit obligation	(120)	(99)

Net cash used in operating activities	(6,651)	(9,770)

Cash flows from investing activities:
Capital expenditures	(5)	(5)
Purchases of available-for-sale investments	(2,502)	(9,354)
Proceeds from maturities of available-for-sale investments	8,800	3,020

Net cash provided by (used in) investing activities	6,293	(6,339)

Cash flows from financing activities:
Proceeds from private offering of common stock, net	5,547	4,349
Proceeds from issuance of common stock to Employee Stock Purchase Plan	77	113
Proceeds from issuance of note payable, gross	—	8,500

Net cash provided by financing activities	5,624	12,962

Net increase (decrease) in cash and cash equivalents	5,266	(3,147)
Cash and cash equivalents at beginning of year	2,148	5,295

Cash and cash equivalents at end of year	$7,414	$2,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$17

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2012, the Company had an accumulated deficit of $371.4 million, working capital of $6.5 million and shareholders’ deficit of $1.4 million. During 2012, the Company entered into a financing agreement which provided capital to fund operations. The agreement was for the sale of 50 million shares of common stock in a private placement for net proceeds of $5.5 million.

Management believes that the cash resources as of December 31, 2012 are sufficient to meet its obligations and fund operations through 2013 since the Company continues to defer certain discretionary activities. The Company will require additional capital to fund its drug development and operating activities and is currently seeking additional financing, which may include a collaborative arrangement, an equity offering, or sale or licensing of non-core assets, in order to continue such activities. If the Company is unable to complete such a transaction or is unable to obtain sufficient financing on acceptable terms or otherwise, the Company may be required to further reduce, defer or discontinue its activities or may not be able to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Property Plant and Equipment – Overall, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the Employee Stock Purchase Plan (“ESPP”). These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 9 for further discussion of the Company’s stock-based compensation plans.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, it will record a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2012 and 2011, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, it would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 1,453,000 shares and 939,000 shares for the years ended December 31, 2012 and 2011, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2012	2011
Outstanding stock options	6,755	6,844
Unvested restricted stock awards	1,453	939
Outstanding warrants	2,841	3,591

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains or losses on its available-for-sale securities as other comprehensive income (loss). Total comprehensive income (loss) has been disclosed on the consolidated statement of operations and comprehensive loss.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and instead requires separate statements of comprehensive income. The amendment is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The adoption of ASU 2011-05 did not have material impact on the Company’s consolidated financial position and results of operations.

2. Cash and Cash Equivalents and Short-term Investments

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
December 31, 2012
Cash and cash equivalents	$7,414	$—	$—	$7,414

Short-term investments:
U.S. Treasury notes	$203	$—	$—	$203

Total	$7,617	$—	$—	$7,617

December 31, 2011
Cash and cash equivalents	$2,148	$—	$—	$2,148

Short-term investments:
Commercial paper	$799	$—	$—	$799
Certificates of deposit	730	—	—	730
U.S. Treasury notes	4,986	1	—	4,987

Total	$6,515	$1	$—	$6,516

All short-term investments at December 31, 2012 and 2011 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

3. Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires certain disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the cash and cash equivalents and short-term investments which represents the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

Description	Balance December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$7,414	$6,604	$810	$—
Short-term investments	203	—	203	—

Total	$7,617	$6,604	$1,013	$—

The Company’s cash and cash equivalents at December 31, 2012 consist of cash, commercial paper, U.S. Treasury notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at December 31, 2012 consist of U.S. Treasury notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Machinery and equipment	$4,385	$4,402
Furniture and fixtures	1,138	1,138
Lab equipment	2,138	2,138
Computer equipment and software	2,640	2,635
Leasehold improvements	1,839	1,839

Property and equipment	12,140	12,152
Less accumulated depreciation and amortization	(11,413)	(11,039)

Property and equipment, net	$727	$1,113

Depreciation expense was $391,000 and $445,000 for the years ended December 31, 2012 and 2011, respectively.

5. Sublease Agreement and Lease Exit Liability:

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. The Company recorded an additional sublease loss on the amendment since the monthly payments the Company expects to receive are less than what the Company will owe the lessor for the subleased space. In January 2012, the Company entered into a second amendment to the sublease with Mendel in which Mendel leased an additional 3,300 square feet and at this time Mendel waived their right to early termination. The sublease with Mendel now expires concurrently with the Company’s master lease for the Hayward facility.

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the consolidated statement of operations. The lease exit liability activity for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$729	$828
Accretion expense	34	39
Lease payments	(154)	(138)

Balance at end of the year	$609	$729

The Company classified $144,000 of the $609,000 lease exit liability in current liabilities and the remaining $465,000 in non-current liabilities in the accompanying consolidated balance sheet at December 31, 2012. At December 31, 2011, the Company classified $120,000 of the lease exit liability in current liabilities and $609,000 in non-current liabilities.

6. Other Liabilities

At December 31, 2012, other accrued liabilities consisted of accrued expenses for services of $103,000 and payroll withholding liabilities of $24,000. At December 31, 2011, other accrued liabilities consisted of accrued expenses for services of $53,000 and payroll withholding liabilities of $33,000.

7. Royalty Agreement, Note Payable, and Accrued Interest

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products including 12 United States patents along with foreign counterparts, to Zogenix, Inc., for an initial payment of $4.0 million. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, the Company received a $4.0 million milestone payment in 2010 upon initial U.S. commercialization of the SUMAVEL DosePro needle-free delivery system. Under the terms of the asset sale agreement the Company is entitled to receive quarterly royalty payments from Zogenix in the amount of 3% of Net Sales of DosePro products. The Company recorded royalty revenue of approximately $1.0 million for the twelve months ended December 31, 2012.

Royalty Financing

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In the twelve months ended December 31, 2012, the minimum royalty covenant was breached and the Company made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach.

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

8. Leases, Commitments and Contingencies

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2012 are as follows (in thousands):

	Operating Leases	Mendel Sub-Lease	Net Operating Lease Payments
Year ending December 31:
2013	$1,774	$(1,133)	$641
2014	1,844	(1,167)	677
2015	1,917	(1,201)	716
2016	1,020	(640)	380

Total minimum lease payments	$6,555	$(4,141)	$2,414

In July 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of its 72,000 square foot headquarters located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease agreement with Mendel to sublease an additional 3,300 square feet during April 2012.

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

The Company’s monthly rent payments fluctuate under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2012 and 2011, the Company had $144,000 and $132,000 of deferred rent, respectively.

For the years ended December 31, 2012 and 2011, building rent expense under operating leases totaled $600,000 and $675,000, respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2012 or 2011.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9. Shareholders’ Equity (Deficit)

On December 11, 2012, the Company entered into a definitive agreement for the sale of 50 million shares of common stock to two existing shareholders in a private placement for aggregate gross proceeds of $6.0 million (the “December 2012 Private Placement”). On December 13, 2012, the Company closed the December 2012 Private Placement. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $5.5 million.

On July 5, 2011, the Company entered into a definitive agreement for the sale of 25 million shares of common stock to three existing shareholders in a private placement for aggregate gross proceeds of $4.75 million (the “July 2011 Private Placement”). On July 7, 2011, the Company closed the July 2011 Private Placement. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $4.3 million.

Reserved Shares

At December 31, 2012, the Company had 6,755,200 shares reserved for future issuance upon exercise of options under all stock option plans and 2,954,024 shares of common stock reserved for future issuance of new option grants. The Company had 1,053,725 shares available for future issuances under the ESPP. Additionally, the Company had 2,840,909 shares reserved for outstanding warrants at December 31, 2012.

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

In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning in 2001 and ending 2005. As of December 31, 2012, the Company had 153,900 options outstanding and no shares were available for future grants under the 1996 Plan.

In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s Board of Directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s Board of Directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. In March 2008, the Company’s Board of Directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 2,700,000. In March 2010, the Company’s Board of Directors amended, and in May 2010, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. In March 2012, the Company’s Board of Directors amended, and in May 2012, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. Shares available for future grants totaled 2,954,024 as of December 31, 2012 for the 2005 Plan.

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

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2012 and 2011, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 560,000 shares and 743,000 shares during the years ended December 31, 2012 and 2011, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 560,000 shares and 400,000 shares during 2012 and 2011, respectively. The 2005 Plan had 6,601,300 option shares outstanding as of December 31, 2012.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. As of December 31, 2012, there were no outstanding options in this plan and there were no additional shares available for grant.

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2012:

		Options Outstanding
	Shares Available for Grant of Option or Award	Number of Shares	Price per Share			Weighted Average Exercise Price
Balance at December 31, 2010	1,959,278	6,354,758	$0.12	—	$64.69	$1.32
Options granted	(743,000)	743,000	$0.17	—	$0.19	$0.18
Restricted stock awards granted	(1,091,448)	—	—	—	—	—
Restricted stock units granted	(78,947)	—	—	—	—	—
Options cancelled	254,250	(254,250)	$0.25	—	$64.69	$5.19
Restricted share awards cancelled	450,000	—	—	—		—

Balance at December 31, 2011	750,133	6,843,508	$0.12	—	$24.10	$1.05
Options granted	(560,000)	560,000	$0.15	—	$0.15	$0.15
Increase in authorized shares	4,000,000	—	—	—	—	—
Options cancelled	648,308	(648,308)	$0.13	—	$24.10	$2.52
Restricted stock awards granted	(1,884,417)	—	$—	—	$—	$—

Balance at December 31, 2012	2,954,024	6,755,200	$0.12	—	$12.00	$0.83

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.12 – $0.15	916,000	8.64	$0.14	634,500	$0.14
$0.16 – $0.17	743,000	6.82	0.16	689,375	0.16
$0.18 – $0.18	1,344,000	7.72	0.18	1,344,000	0.18
$0.19 – $0.23	450,000	8.13	0.19	450,000	0.19
$0.25 – $0.25	721,500	6.06	0.25	677,654	0.25
$0.39 – $1.37	734,300	4.88	0.98	734,300	0.98
$1.41 – $1.70	966,500	4.38	1.63	966,500	1.63
$1.80 – $3.77	711,900	3.58	2.03	711,900	2.03
$4.20 – $10.80	146,000	1.38	5.93	146,000	5.93
$12.00 – $12.00	22,000	1.16	12.00	22,000	12.00

	6,755,200	6.21	$0.83	6,376,229	$0.87

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2012 and 2011 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2012 and 2011, the aggregate intrinsic value of options outstanding was $3,000 and zero, respectively. As of December 31, 2012, options to purchase 6,376,229 shares of common stock were exercisable and had an aggregate intrinsic value of $3,000. No stock options were exercised in 2012 or 2011.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the years ending December 31, 2012 and 2011 is presented below. The ending balances represent the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	2,448,273	$0.44
Restricted stock awards granted	1,091,448	0.18
Restricted share awards vested	(2,150,745)	0.17
Restricted share awards cancelled	(450,000)	1.60

Balance at December 31, 2011	938,976	0.19
Restricted stock awards granted	1,884,417	0.14
Restricted share awards vested	(1,370,309)	0.16

Balance at December 31, 2012	1,453,084	0.14

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that did vest during the years ended December 31, 2012 and 2011 was $185,000 and $373,000, respectively. The Company retained purchase rights to 1,453,000 and 939,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2012 and 2011, respectively. Total employee stock-based compensation expense for restricted stock awards was $236,000 and $103,000 for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, the Company issued 78,947 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In both 2012 and 2011, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in exchange for the aforementioned restricted stock unit grants and restricted stock awards.

Employee Stock Purchase Plan

Employees generally are eligible to participate in the ESPP if they have been continuously employed by the Company for at least 10 days prior to the first day of the offering period and are customarily employed at least 20 hours per week and at least five months per calendar year and are not a 5% or greater shareholder. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the grant date or purchase date. Employee contributions, through payroll deductions, are limited to the lesser of 15% of earnings or $25,000.

As of December 31, 2012, a total of 3,496,275 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 1,000,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. As of December 31, 2012, there was a balance of 1,053,725 available authorized shares. Compensation expense was $57,000 and $98,000 for the years ended December 31, 2012 and 2011, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2012	2011
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	105.3%	105.3%
Risk-free interest rate	1.0%	1.0%
Expected life (years)	2.00	2.00
Weighted-average fair value of purchase rights granted during the period	$0.12	$0.12

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options and restricted stock awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations and comprehensive loss includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period.

The following table shows stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2012 and 2011, respectively (in thousands, except per share amounts):

	2012	2011
Costs and Expenses
Research and development	$102	$160
General and administrative	371	373

Total stock-based employee compensation expense	$473	$533

Impact on basic and diluted net loss per common share	$(0.00)	$(0.00)

There was no capitalized stock-based compensation cost as of December 31, 2012. Since the Company has cumulative net losses through December 31, 2012, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases net of forfeitures was $43,000 as of December 31, 2012. This amount will be recognized over a weighted average period of 0.45 years. As of December 31, 2012, $121,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 0.66 years.

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

	Years Ended December 31
	2012	2011
Dividend yield	0.0%	0.0%
Volatility factor	172.0%	124.5%
Risk-free interest rate	0.8%	1.7%
Expected term (years)	5.3	5.5
Weighted-average fair value of options granted during the periods	$0.14	$0.15

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10. Royalty Agreement

Zogenix

In August 2006, the Company sold all of its assets related to the Intraject needle-free injector technology platform and products, including 12 United States patents along with foreign counterparts, to Zogenix, Inc for an initial payment of $4.0 million. Zogenix is responsible for further development and commercialization efforts of Intraject (now rebranded under the name DosePro). Under the terms of the asset sale agreement, the Company received a $4.0 million milestone payment in 2010 upon initial U.S. commercialization of the SUMAVEL DosePro needle-free delivery system.

The Company received from Zogenix recurring quarterly royalty payments of approximately $1.0 million for the year ended December 31, 2012. The Company received recurring royalty payments totaling approximately $0.8 million during the year ended December 31, 2011.

11. Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2012 statutory limit of $16,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions up to a maximum of three percent of an employee’s contribution. The Company’s employer matching contribution expense was $10,000 and $30,000 in 2012 and 2011, respectively.

12. Income Taxes

In 2012 and 2011, the Company recorded an income tax benefit of zero. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$14,332	$11,280
Research and development credits	6,509	6,472
Federal orphan drug credits	7,228	5,666
Other	1,881	1,497

Total deferred tax assets	29,950	24,915
Valuation allowance	(29,950)	(24,915)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2012 and 2011, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $5.0 million during the year ended December 31, 2012 and increased by $4.8 million during the year ended December 31, 2011. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Income tax benefit at federal statutory rate	$(2,878)	$(3,259)
State taxes (net of federal)	(648)	(617)
Credits	(662)	(1,081)
Other	(842)	191
Change in valuation allowance	5,030	4,766

Total	$—	$—

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $34.5 million and federal orphan drug credit carryforwards of approximately $7.3 million, which expire in the years 2013 through 2032. The Company also had California net operating loss carryforwards of approximately

$39.2 million, which expire in the years 2013 through 2032, and California research and development tax credit carryforwards of approximately $9.9 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $34.5 million will be available from 2013 to 2032, subject to the annual limitations. Federal tax credit carryforwards totaling $7.3 million will be available from 2028 to 2032, subject to the annual limitations. State operating loss carryforwards totaling $39.5 million will be available from 2013 to 2032, subject to annual limitations. State tax credit carryforwards totaling $9.9 million will be available commencing in 2033. The Company’s use of its net operating loss and credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2012. The annual limitations or any future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years after 1999 due to net operating losses that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2012, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

13. Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue	$282	$240	$262	$223

Operating expenses:
Research and development	786	700	818	1,477
General and administrative	1,083	913	1,013	887
Restructuring and asset impairment	9	9	8	8

Total expenses	1,878	1,622	1,839	2,372

Loss from operations	(1,596)	(1,382)	(1,577)	(2,149)
Interest expense, net	(366)	(379)	(381)	(394)
Other income (expense), including extinguishment of debt	2	—	(4)	—

Loss before income taxes	(1,960)	(1,761)	(1,962)	(2,543)
Income tax provision	(1)	—	—	—

Net loss	$(1,960)	$(1,761)	$(1,962)	$(2,543)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	197,923	198,406	198,670	201,137

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$182	$184	$242	$183

Operating expenses:
Research and development	1,480	1,584	1,292	651
General and administrative	1,135	1,440	1,020	679
Restructuring and asset impairment	10	10	10	9

Total expenses	2,625	3,034	2,322	1,339

Loss from operations	(2,443)	(2,850)	(2,080)	(1,156)
Interest expense, net	(5)	(45)	(369)	(365)
Other income	1	1	—	2

Loss before income taxes	(2,447)	(2,894)	(2 ,449)	(1,519)
Income tax benefit (provision)	—	—	—	—

Net loss	$(2,447)	$(2,894)	$(2,449)	$(1,519)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	170,135	170,731	194,549	197,833

14. Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2012 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2013 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2013 Proxy Statement”).

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

Exhibit No.	Description

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.

10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

Exhibit No.	Description

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

10.35(25)	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.36(25)	Amended and Restated form of Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Igor Gonda.

10.37(25)	Amended and Restated form of Change of Control Agreement, dated as of April 15, 2011 by and between Aradigm Corporation and Nancy Pecota.

10.38(25)	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investors party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011, among the Company and the buyers party thereto.

10.41(27)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.41(27)	Registration Rights Agreement, dated as of December 11, 2012, among the Company and the buyers party thereto.

23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(28)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+	Represents a management contract or compensatory plan or arrangement.
#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.
(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(28)	Pursuant to Rule 406Tof Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 26th day of March 2013.

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

Signature	Title	Date

/s/ Igor Gonda Igor Gonda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2013

/s/ Nancy E. Pecota Nancy E. Pecota	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013

/s/ Virgil D. Thompson Virgil D. Thompson	Chairman of the Board and Director	March 26, 2013

/s/ Frank H. Barker Frank H. Barker	Director	March 26, 2013

/s/ Tamar D. Howson Tamar D. Howson	Director	March 26, 2013

/s/ John M. Siebert John M. Siebert	Director	March 26, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Registrant and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk AS

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

Exhibit No.	Description
10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.

10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among Aradigm Corporation, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among Aradigm Corporation and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and among Aradigm Corporation and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among Aradigm Corporation and the investors party thereto.

10.35(25)	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

Exhibit No.	Description

10.36(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between Aradigm Corporation and Igor Gonda.

10.37(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between Aradigm Corporation and Nancy Pecota.

10.38(25)	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investor party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011 among the Company and the buyers party thereto.

10.41(27)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.42(27)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

23.1	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(28)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+	Represents a management contract or compensatory plan or arrangement.
#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(10)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(11)	Incorporated by reference to the Company’s Form 8-K filed on October 13, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(28)	Pursuant to Rule 406Tof Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.