Form 10-Q
period 2013-03-31
ARADIGM CORP
filed 2013-05-14
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 9, 2013)
Common	251,693,888

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,126	$7,414
Short-term investments	2,490	203
Receivables	42	41
Prepaid and other current assets	195	106

Total current assets	4,853	7,764
Property and equipment, net	635	727
Other assets	449	475

Total assets	$5,937	$8,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$204	$330
Accrued clinical and cost of other studies	541	500
Accrued compensation	245	184
Facility lease exit obligation	149	144
Other accrued liabilities	290	127

Total current liabilities	1,429	1,285
Deferred rent	144	144
Facility lease exit obligation, non-current	428	465
Note payable and accrued interest	8,607	8,513

Total liabilities	10,608	10,407

Commitments and contingencies
Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 297,527,214 at March 31, 2013 and December 31, 2012; issued and outstanding shares: 251,346,385 at March 31, 2013 and December 31, 2012	370,014	369,919
Accumulated deficit	(374,685)	(371,360)

Total shareholders’ deficit	(4,671)	(1,441)

Total liabilities and shareholders’ deficit	$5,937	$8,966

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Royalty revenue	$279	$282

Operating expenses:
Research and development	1,984	786
General and administrative	1,220	1,083
Restructuring and asset impairment	7	9

Total operating expenses	3,211	1,878

Loss from operations	(2,932)	(1,596)
Interest income	2	4
Interest expense	(394)	(370)
Other income (expense), net	(1)	2

Net loss	$(3,325)	$(1,960)

Change in unrealized gains (losses) on available-for-sale securities	—	(1)
Comprehensive loss	$(3,325)	$(1,961)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	249,941	197,923

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,325)	$(1,960)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	19	13
Depreciation and amortization	93	101
Stock-based compensation expense	95	131
Amortization of note discount	20	12
Changes in operating assets and liabilities:
Receivables	(1)	(13)
Prepaid and other current assets	(89)	(69)
Other assets	26	45
Accounts payable	(126)	(13)
Accrued compensation	61	55
Other liabilities	278	58
Deferred rent	—	6
Facility lease exit obligation	(32)	(26)

Net cash used in operating activities	(2,981)	(1,660)

Cash flows from investing activities:
Capital expenditures	(1)	—
Purchases of short-term investments	(2,509)	(650)
Proceeds from sales and maturities of short-term investments	203	2,115

Net cash provided by (used in) investing activities	(2,307)	1,465

Net decrease in cash and cash equivalents	(5,288)	(195)
Cash and cash equivalents at beginning of period	7,414	2,148

Cash and cash equivalents at end of period	$2,126	$1,953

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013 (the “2012 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2013, the Company had an accumulated deficit of $374.7 million, working capital of $3.4 million and shareholders’ deficit of $4.7 million. The Company had cash, cash equivalents and short-term investments of approximately $4.6 million as of March 31, 2013. Management believes that this amount will be sufficient to meet its obligations through the year ended December 31, 2013 because the Company will continue to defer certain discretionary activities.

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. The Company recognizes revenue under the provisions of the SEC issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605-25, Revenue Recognition-Multiple Elements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2013 and December 31, 2012, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2013 and 2012, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company’s 2012 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At March 31, 2013 and December 31, 2012, the amortized cost of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at March 31, 2013 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

4. Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires disclosures about the use of fair value measurements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 values are based on quoted prices in active markets. Level 2 values are based on significant other observable inputs. Level 3 values are based on significant unobservable inputs. The following table presents the fair value level for the assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The Company does not have any liabilities that are measured at fair value.

	Fair Value Measurements at Reporting Date Using
Description	Balance March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,126	$709	$1,417	$—

Short-term investments:
Commercial paper	$500	$—	$500	$—
Certificates of deposit	245	—	245	—
U.S. treasury and agencies	1,745	—	1,745	—

Total short-term investments	$2,490	$—	$2,490	$—

The Company’s cash and cash equivalents at March 31, 2013 consist of cash, commercial paper, U.S. treasury and agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at March 31, 2013 consist of commercial paper, certificates of deposit and U.S. agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

5. Sublease Agreement and Lease Exit Liability

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease with Mendel in which Mendel leased an additional 3,300 square feet and at this time Mendel waived their right to early termination. The sublease with Mendel now expires concurrently with the Company’s master lease for the Hayward facility in July of 2016.

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The Company recorded an additional sublease loss on the subsequent amendment of the lease in April of 2009. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the consolidated statement of operations and comprehensive loss.

The lease exit liability activity for the three months ended March 31, 2013 is as follows (in thousands):

Three Months Ended March 31, 2013
Balance at January 1, 2013	$609
Accretion expense	7
Lease payments	(39)

Balance at March 31, 2013	$577

As of March 31, 2013, $149,000 of the $577,000 balance was recorded as a current liability and $428,000 was recorded as a non-current liability.

6. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company is entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of $279,000 for the three months ended March 31, 2013.

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made cash payments of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the three months ended March 31, 2013, the covenant was again breached. The Company is currently negotiating with the lenders to minimize the amount of cash payments it will be required to make to prevent the agreement from going into default.

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

7. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31,	March 31,
	2013	2012
Costs and expenses:
Research and development	$24	$44
General and administrative	71	87

Total stock-based compensation expense	$95	$131

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2013 and 2012. Since the Company incurred net losses during the quarters ended March 31, 2013 and 2012, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $23,000 as of March 31, 2013. This amount will be recognized over a weighted average period of 0.4 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2013 was $16,000. The Company retained purchase rights with respect to 1,323,917 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2013. As of March 31, 2013, there was approximately $72,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.44 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2013:

Shares Available for Future Grant
Balance at January 1, 2013	2,954,024
Options granted	(30,000)
Options cancelled	23,100

Balance at March 31, 2013	2,947,124

	Options Outstanding
	Number of Shares	Exercise Price Range		Weighted Average Exercise Price
Balance at January 1, 2013	6,755,200	$0.12	$12.00	$0.83
Options granted	30,000	$0.12	$0.12	$0.12
Options cancelled	(23,100)	$4.75	$4.75	$4.75

Balance at March 31, 2013	6,762,100	$0.12	$12.00	$0.82

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2013 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2013, options to purchase 6,558,974 shares of common stock were exercisable and had an aggregate intrinsic value of approximately $3,000. No stock options were exercised during the three months ended March 31, 2013.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of March 31, 2013 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	1,453,084	$0.14
Restricted share awards vested	(129,167)	0.15

Balance at March 31, 2013	1,323,917	$0.14

8. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2013 and 2012.

The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2013 and 2012, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2013	2012
Outstanding stock options	6,762	6,590
Unvested restricted stock	1,324	857
Unvested restricted stock units	412	412

9. Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations and comprehensive loss in computing net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Net loss	$(3,325)	$(1,960)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	(1)

Comprehensive loss	$(3,325)	$(1,961)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include our belief that our cash, cash equivalents and short-term investments as of March 31, 2013 will be sufficient to enable us to fund our operations through at least the year ended Decmeber 31, 2013, our expectation that we will advance Pulmaquin™ into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2013, we had an accumulated deficit of $374.7 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

In April 2013, we were issued another patent covering our inhaled sustained release ciprofloxacin formulations (Lipoquin and Pulmaquin) in the U.S. and also received a notice of allowance in Japan. U.S. patent 8,414,915 entitled “Dual Action, Inhaled Formulations Providing Both an Immediate and Sustained Release Profile” issued on April 9, 2013. It provides additional protection for our Lipoquin and Pulmaquin product candidates. It is anticipated that US patent 8,414,915 will remain in force until at least October 22, 2027. This is the fourth issued US patent from this patent family. We are also pursuing additional coverage worldwide; a patent from this family issued in Australia on August 17, 2012.

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

In November 2012, scientists from the UK Defence Science and Technology Laboratory (Dstl) reported in a preliminary study that they demonstrated that a single dose of Aradigm’s liposomal ciprofloxacin formulation Lipoquin administered 24 hours after exposure to a lethal dose of the bacterium Yersinia pestis provided full protection in a murine model of pneumonic plague. In comparison, a single dose of oral ciprofloxacin administered 24 hours post-exposure provided no protection.

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

Inhaled Nicotine Program

According to the National Center for Health Statistics (NCHS), 19% of the U.S. population age 18 and above currently smoke cigarettes. Statistics from the National Cancer Institute indicate that cigarette smoking in the U.S. causes an estimated 443,000 deaths each year, including approximately 49,400 deaths due to exposure to secondhand smoke. According to the American Cancer Society, almost a third of all cancer deaths in the U.S. are caused by smoking. The World Health Organization’s (WHO) recent report states that tobacco smoking is the single most preventable cause of death in the world today. Already tobacco kills more than five million people per year — more than tuberculosis, HIV/AIDS and malaria combined. WHO warns that by 2030, the death toll could exceed eight million a year. Unless urgent action is taken, tobacco could kill one billion people during this century. According to the National

Institute on Drug Abuse, more than $75 billion of total U.S. healthcare costs each year is attributable directly to smoking. However, this cost is well below the total cost to society because it does not include burn care from smoking-related fires, perinatal care for low birth-weight infants of mothers who smoke, and medical care costs associated with disease caused by secondhand smoke. In addition to healthcare costs, the costs of lost productivity due to smoking effects are estimated at $82 billion per year, bringing a conservative estimate of the economic burden of smoking to more than $150 billion per year.

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

We have encouraging data from our first human clinical trial delivering aqueous solutions of nicotine using the palm-size AERx Essence® system. Our randomized, open-label, single-site Phase 1 trial evaluated arterial plasma pharmacokinetics and subjective acute cigarette craving when one of three nicotine doses was administered to 18 adult male smokers. Blood levels of nicotine rose much more rapidly following a single-breath inhalation compared to published data on other approved nicotine delivery systems. Cravings for cigarettes were measured on a scale from 0-10 before and after dosing for up to four hours. Prior to dosing, mean craving scores were 5.5, 5.5 and 5.0, respectively, for the three doses. At five minutes following inhalation of the nicotine solution through the AERx Essence™ device, craving scores were reduced to 1.3, 1.7 and 1.3, respectively, and did not return to pre-dose baseline during the four hours of monitoring. Nearly all subjects reported an acute reduction in craving or an absence of craving immediately following dosing. No serious adverse reactions were reported in the study.

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

Zogenix DosePro Technology and Royalty Financing Agreement

In August 2006, we sold all of our assets related to our needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the FDA of the SUMAVEL DosePro (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. In January 2010, Zogenix announced the U.S. Commercial launch of SUMAVEL DosePro. We receive quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales.

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

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and we made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the three months ended March 31, 2013, the covenant was again breached. We are currently negotiating with the lenders to minimize the amount of cash payments we will be required to make to prevent the agreement from going into default.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2013 and December 31, 2012, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 7 to the audited financial statements included in our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three months ended March 31, 2013 and 2012

Our net loss increased by $1.4 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, due to higher operating expenses as compared with the prior year period. Operating expenses were higher due to the initiation of the dog studies which started in October 2012.

Total revenue was $0.3 million for the three months ended March 31, 2013 as compared with $0.3 million in the comparable period in 2012. For the three months ended March 31, 2013, we recorded $0.3 million in royalty revenue related to ongoing SUMAVEL DosePro product sales.

Operating expenses were $3.2 million for the three months ended March 31, 2013, which represented a $1.3 million increase from the prior period ended March 31, 2012. Research and development expenses increased $1.2 million and general and administrative costs increased by $0.1 million. The increase in research and development expenses was due to higher contract manufacturing and contract testing costs related to the 9 month inhalation dog study which is currently underway. General and administrative costs were higher because of higher legal expenses in the quarter ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had cash, cash equivalents and short-term investments of $4.6 million and total working capital of $3.4 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through December 31, 2013.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At March 31, 2013, we had an accumulated deficit of $374.7 million and shareholders’ deficit of $4.7 million.

We are currently focusing primarily on establishing funded partnering agreements and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin for the BE and CF indications. If we are unable to find financing on acceptable terms, we may be required to further reduce or defer our activities or discontinue operations.

Three months ended March 31, 2013

Total cash and cash equivalents decreased by $5.3 million for the three months ended March 31, 2013, compared to December 31, 2012. The overall decrease primarily resulted from the use of cash to fund operations of $3.0 million, as well as the purchase of short-term investments of $2.5 million offset by the proceeds from the maturity of short-term investments of $0.2 million.

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

PART II: OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 1A.   Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, and risk factors set forth in the 2012 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2012 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2012 Annual Report on Form 10-K.

Risks Related to Our Business

We will need to raise additional capital to continue our operations, and we may not be able to raise this capital on a timely basis, on reasonable terms or at all.

We believe our cash, cash equivalents and short-term investments as of March 31, 2013 will be sufficient to enable us to maintain operations through December 31, 2013. However, our current financial resources are inadequate to continue our product candidate development activities at their current limited levels through the end of 2013 or to support any additional development activities. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates, we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone or combined with other financing arrangements will be adequate to complete the development of any of our product candidates.

We will need access to additional funds to continue our operations at their current levels in 2014 and will need to commit substantial additional funds in order to develop our product candidates, particularly to commence and complete Phase 3 clinical trials for our inhaled ciprofloxacin program. We may not be able to obtain funds to support our operations or development activities on acceptable terms or at all. If we are unable to obtain capital on acceptable terms, we may be required to defer our product development activities and curtail or discontinue our operations. Our operations to date have consumed substantial amounts of cash and have generated no significant direct product revenues. We expect negative operating cash flows to continue for at least the foreseeable future. Our future capital requirements will depend on many factors, including:

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

Since inception, we have financed our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments. Our estimates of future capital use are uncertain and changing circumstances, including those related to implementation of, or further changes to, our development strategy, could cause us to consume capital significantly faster than currently expected, and our expected sources of funding may not be sufficient. If adequate funds are not available, we will be required to curtail or discontinue our operations, delay, reduce the scope of, or eliminate one or more of our product development programs or to obtain funds through arrangements with collaborators or other sources that may require us to relinquish rights to or sell certain of our technologies or products that we would not otherwise relinquish or sell or accept arrangements on unfavorable terms. If we are able to obtain funds through the issuance of equity securities, our shareholders may suffer significant dilution and our stock price may drop.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2013, we have an accumulated deficit of $374.7 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur substantial losses for the foreseeable future as we:

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

Our commercialization strategy for our principal product candidates depends on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates.

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

Any delay in, or failure to receive royalties could adversely affect our wholly-owned subsidiary’s ability to repay the term loan entered into in June 2011, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview. While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and we made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the three months ended March 31, 2013, the covenant was again breached. We are currently negotiating with the lenders to minimize the amount of cash payments we will be required to make to prevent the agreement from going into default.

The results of later stage clinical trials of our product candidates may not be as favorable as earlier trials and that could result in additional costs and delay or prevent commercialization of our products.

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with BE and our Phase 2a clinical trials showed promising results in both patients with CF and BE, there is no guarantee that longer term studies in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

We intend to use Pulmaquin in our future clinical trials in cystic fibrosis. We have not yet tested Pulmaquin in CF patients; all previous clinical trial work in CF patients was conducted using our Lipoquin formulation. Although Pulmaquin performed well in BE patients in the Phase 2b study ORBIT-2 and the liposomal component of Pulmaquin (Lipoquin) performed well in a Phase 2a study in CF patients, there is no guarantee that Pulmaquin will prove safe and effective in CF patients.

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

Although we typically select drugs for development that already have a substantial amount of safety data associated with them, and we also conduct a variety of preclinical studies, including animal inhalation toxicology studies, to support our product development, longer term safety studies in animals may be required by regulatory authorities before clinical trials and product approval. Longer term animal safety studies, such as the 9 month dog study we are currently conducting, may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of our products or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.

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

The FDA has granted orphan drug designation for our proprietary liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation for the management of bronchiectasis. In June 2012, the FDA granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or BE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of CF.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin, AERx and AERx Essence are registered trademarks of Aradigm Corporation.

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.