Form 10-Q
period 2013-06-30
ARADIGM CORP
filed 2013-08-09
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 2, 2013)
Common	252,407,221

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,693	$7,414
Short-term investments	1,011	203
Receivables	59	41
Prepaid and other current assets	220	106

Total current assets	2,983	7,764
Property and equipment, net	549	727
Other assets	420	475

Total assets	$3,952	$8,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$798	$330
Accrued clinical and cost of other studies	234	500
Accrued compensation	297	184
Facility lease exit obligation	155	144
Other accrued liabilities	425	127

Total current liabilities	1,909	1,285
Deferred rent	144	144
Facility lease exit obligation, non-current	390	465
Note payable, net of discount and accrued interest	8,742	8,513

Total liabilities	11,185	10,407

Commitments and contingencies
Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 297,527,214 at June 30, 2013 and December 31, 2012; issued and outstanding shares: 252,407,221 at June 30, 2013; 251,346,385 at December 31, 2012	370,162	369,919
Accumulated deficit	(377,395)	(371,360)

Total shareholders’ deficit	(7,233)	(1,441)

Total liabilities and shareholders’ deficit	$3,952	$8,966

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Royalty revenue	$248	$240	$527	$522

Operating expenses:
Research and development	1,423	700	3,407	1,486
General and administrative	1,118	913	2,338	1,996
Restructuring and asset impairment	7	9	14	18

Total operating expenses	2,548	1,622	5,759	3,500

Loss from operations	(2,300)	(1,382)	(5,232)	(2,978)
Interest income	1	3	3	7
Interest expense	(407)	(382)	(801)	(752)
Other income (expense), net	(4)	—	(5)	2

Net loss	$(2,710)	$(1,761)	$(6,035)	$(3,721)

Change in unrealized losses on available-for-sale securities	—	—	—	(1)
Comprehensive loss	$(2,710)	$(1,761)	$(6,035)	$(3,722)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Shares used in computing basic and diluted net loss per common share	250,417	198,406	250,180	198,166

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,035)	$(3,721)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	28	16
Depreciation and amortization	185	200
Stock-based compensation expense	204	279
Amortization of note discount	42	26
Changes in operating assets and liabilities:
Receivables	(18)	(17)
Prepaid and other current assets	(114)	(51)
Other assets	55	64
Accounts payable	468	(2)
Accrued compensation	113	97
Other liabilities	219	66
Deferred rent	—	12
Facility lease exit obligation	(64)	(52)

Net cash used in operating activities	(4,917)	(3,083)

Cash flows from investing activities:
Capital expenditures	(7)	—
Purchases of short-term investments	(2,622)	(1,800)
Proceeds from sales and maturities of short-term investments	1,786	6,505

Net cash provided by (used in) investing activities	(843)	4,705

Cash flows from financing activities:
Proceeds from issuance of common stock	39	38

Net cash provided by financing activities	39	38

Net increase (decrease) in cash and cash equivalents	(5,721)	1,660
Cash and cash equivalents at beginning of period	7,414	2,148

Cash and cash equivalents at end of period	$1,693	$3,808

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

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2013, the Company had an accumulated deficit of $377.4 million, working capital of $1.1 million and shareholders’ deficit of $7.2 million. The Company had cash, cash equivalents and short-term investments of approximately $2.7 million as of June 30, 2013. Management believes that this amount will be sufficient to meet its obligations through the year ended December 31, 2013 because the Company may defer certain discretionary activities.

The Company will require additional capital to fund its drug development and operating activities and has arranged additional financing, subject to the closing of the collaboration transaction contemplated with Grifols, S.A. If the Company is unable to complete the transaction or is unable to obtain sufficient financing on acceptable terms or otherwise, the Company may be required to further reduce, defer or discontinue its activities or may not be able to continue as a going concern.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2013 and December 31, 2012, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and six months ended June 30, 2013 and 2012, because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s recent 2012 Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At June 30, 2013 and December 31, 2012, the balance of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at June 30, 2013 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

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

	Fair Value Measurements
Description	Balance June 30, 2013	(In thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,693	$1,365	$328	$—

Short-term investments:
Certificates of deposit	$245	$—	$245	$—
U.S. treasury and agencies	766	—	766	—

Total	$1,011	$—	$1,011	$—

The Company’s cash and cash equivalents at June 30, 2013 consist of cash, U.S. agency notes and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at June 30, 2013 consist of certificates of deposit and U.S. agency notes. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

5. Sublease Agreement and Lease Exit Liability

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, CA. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease with Mendel in which Mendel leased an additional 3,300 square feet and at this time Mendel waived their right to early termination. The sublease with Mendel now expires concurrently with the Company’s master lease for the Hayward facility in July of 2016.

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The Company recorded an additional sublease loss on the subsequent amendment of the lease in April 2009. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the consolidated statement of operations and comprehensive loss.

The lease exit liability activity for the six months ended June 30, 2013 is as follows (in thousands):

Six Months Ended June 30, 2013
Balance at January 1, 2013	$609
Accretion expense	14
Lease payments	(78)

Balance at June 30, 2013	$545

6. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company is entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of $248,000 for the three months ended June 30, 2013.

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

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees and expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. During the three months ended March 31, 2012, the Interest Reserve Account was fully utilized and future shortfalls have been and will continue to be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan. Amortization of the Term Loan will occur to the extent that royalties payments received for any quarter exceed accrued interest due for that quarter.

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made cash payments of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the six months ended June 30, 2013 the covenant was again breached. The Company is currently negotiating with the lenders to minimize or eliminate the amount of cash payments it will be required to make to prevent the agreement from going into default. If the amount of the cash payments required to be made by the Company are not reduced or eliminated the Company may elect to allow the agreement to go into default.

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

7. Stock-Based Compensation and Stock Options, Awards and Units

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs and expenses:
Research and development	$33	$32	$57	$77
General and administrative	76	116	147	202

Total stock-based compensation expense	$109	$148	$204	$279

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2013 and 2012. Since the Company did not record a tax provision during the quarters ended June 30, 2013 and 2012, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.3 million as of June 30, 2013. This amount will be recognized over a weighted average period of 0.88 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2013 was $35,000. The Company retained purchase rights with respect to 1,908,083 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2013. As of June 30, 2013, there was $0.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.47 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2013:

Shares Available for Future Grant
Balance at January 1, 2013	2,954,024
Options granted	(630,000)
Options cancelled	35,100
Restricted share awards granted	(713,333)

Balance at June 30, 2013	1,645,791

	Options Outstanding
	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Balance at January 1, 2013	6,755,200	$0.12	—	$12.00	$0.83
Options granted	630,000	$0.12	—	$0.15	$0.15
Options cancelled	(35,100)	$4.75	—	$6.50	$5.35

Balance at June 30, 2013	7,350,100	$0.12	—	$12.00	$0.81

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2013 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2013, options to purchase 6,743,975 shares of common stock were exercisable and had an aggregate intrinsic value of approximately $20,000. No stock options were exercised during the six months ended June 30, 2013.

A summary of the Company’s unvested restricted stock and performance bonus stock awards as of June 30, 2013 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	1,453,084	$0.14
Restricted share awards issued	713,333	0.15
Restricted share awards vested	(258,334)	0.15

Balance at June 30, 2013	1,908,083	$0.15

In 2013, the non-employee members of the Board of Directors elected to forego all or a portion of their annual cash retainer in exchange for restricted stock awards.

8. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the six month periods ended June 30, 2013 and 2012.

The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2013 and 2012, as their effect would be anti-dilutive (in thousands):

	Six months ended June 30,
	2013	2012
Outstanding stock options	7,350	6,755
Unvested restricted stock	1,908	1,291
Unvested restricted stock units	412	412

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

	Six months ended June 30,
	2013	2012
Net loss	$(6,035)	$(3,721)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(1)

Comprehensive loss	$(6,035)	$(3,722)

10. Subsequent Event

Grifols Collaboration Transaction

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 209,774,558 shares of the Company’s common stock (“Common Stock”), to Grifols and an additional 124,193,546 shares of Common Stock to the Investors, for a total sale of 333,968,104 shares of Common Stock (the “Company Stock Sale”), for a purchase price of $0.124 per share. The aggregate gross consideration payable to the Company in the Company Stock Sale is approximately $41.4 million.

In conjunction with signing the Stock Purchase Agreement, the Company and Grifols agreed to enter into a License and Collaboration Agreement (the “License Agreement”) at the closing of the Company Stock Sale. The License Agreement would exclusively license the Company’s inhaled liposomal ciprofloxacin compound for the indication of non-cystic fibrosis bronchiectasis and other indications (the “Program”) to Grifols on a worldwide basis. Grifols would fund development expenses and commercialize products from the Program (“Products”), and pay development milestones and royalties on future commercial sales of Products. The License Agreement is described further below.

The Company held a special meeting of its shareholders on July 15, 2013 to (i) approve certain amendments to the Company’s charter, including amendments necessary to increase the total number of shares of Common Stock authorized to be issued by the Company to at least 706,830,627 shares, including the 333,968,104 shares to be sold in the Company Stock Sale (the “Charter Amendment”) and (ii) to approve the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at the special meeting.

The closing of the Transactions is subject to certain closing conditions, including, among others the Company’s entering into binding terms with a third party to commercially manufacture Products to permit the Company to satisfy its obligation to commercially supply Grifols with Products.

The Stock Purchase Agreement contains certain termination rights for both the Company and Grifols, including if the Transactions are not concluded on or before November 20, 2013

License Agreement

The License Agreement will be signed simultaneously with the closing of the Company Stock Sale. Under the License Agreement, the Company will grant to Grifols an exclusive license to the Program, the lead product candidate under which is named Pulmaquin®. The license permits Grifols to commercialize Products throughout the world and grants Grifols a back-up manufacturing right to produce Products.

The Company will develop the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses will be borne by the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development.

The Company will be responsible for obtaining regulatory approval of the first indication for the Product in the United States and the European Union. Additional regulatory expenses will be borne by Grifols, including the cost of obtaining approval outside the United States and European Union, and the cost of maintaining approvals globally. Grifols will use diligent efforts to commercialize the Product in countries where regulatory approval has been obtained.

The Company will be responsible for supplying Grifols’ requirements of the Product, and must establish primary and back-up suppliers acceptable to Grifols. Grifols will purchase Products from the Company on a cost pass-through basis plus a margin.

The collaboration between Grifols and the Company will be governed by a joint committee comprised of equal representation by the Company and Grifols and operated on a consensus basis. In the event that the parties do not agree, Grifols shall have deciding authority, except with respect to specific matters specified in the License Agreement.

Grifols will make development milestone payments of up to $25 million (with an initial payment of $5 million for initiation of the first Phase III clinical trial). On a country-by-country basis, Grifols will make royalty payments on net sales at a rate of either 12.5% or 20% (depending on the amount of net sales) for so long as there is patent coverage or orphan drug designation (or, if longer, 10 years), except that payments will be reduced by half in the event that a competitive product is being sold.

The License Agreement includes representations and warranties on behalf of Aradigm as are customarily found in transactions of this nature, including representations and operative provisions as to the licensed intellectual property, regulatory matters and compliance with applicable laws. The License Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.

Option Agreement

Simultaneously with execution of the License Agreement, Aradigm will enter into an Option Agreement (the “Option Agreement”) with Grifols granting Grifols a limited term option to license Aradigm’s AERx® pulmonary drug delivery platform for use with another molecule. The Option Agreement affords Grifols a limited period of time to conduct a diligence assessment. If Grifols elects to proceed with a license, Grifols will pay Aradigm a low single digit royalty on net sales but bear all costs associated with development and commercialization.

Governance Agreement

In connection with and simultaneously with the closing of the Company Stock Sale, the Company and Grifols will enter into a Governance Agreement (the “Governance Agreement”), which sets forth certain rights and obligations of the Company and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of Common Stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in the Company.

On the date the Governance Agreement is executed, the Company’s board of directors will be reconstituted to consist of its chief executive officer, three independent directors under the NASDAQ Marketplace Rules and two persons designated by Grifols. The number of persons Grifols is entitled to designate for consideration for election to the Company’s board of directors by the Company’s nominating committee will thereafter depend on the percentage of beneficial ownership of the Company held by Grifols.

The Governance Agreement also provides that during the period beginning on the date of Closing and ending 12 months after the first commercial sale of a Product (the “Restricted Period”), Grifols will not directly or indirectly acquire or offer to acquire any shares of Common Stock except (i) with the approval of the Company’s board of directors and a majority of its independent directors,

(ii) effected solely to the extent necessary to maintain the beneficial ownership of Grifols and its affiliates at an amount equal to 35% (the “Target Percentage”) of the shares of Common Stock on a Fully Diluted Basis (as defined in the Governance Agreement), or (iii) in order to maintain its ownership percentage in the event that the Company issues new securities, in accordance with the provisions of the Governance Agreement. The Restricted Period terminates upon the occurrence of certain events, including a change in control of the Company and a third party publicly proposing to acquire the Company. The Governance Agreement further imposes certain “standstill” obligations on Grifols during the Restricted Period, pursuant to which Grifols and certain related persons are prohibited from soliciting proxies from the Company’s shareholders, granting proxies or entering into voting agreements and seeking additional representation on the Company’s board of directors.

The Governance Agreement provides Grifols with certain preemptive rights to participate in future issuances of Common Stock or equivalents of Common Stock by the Company, or the right to acquire shares of Common Stock from third parties or on the open market to maintain its Fully Diluted Ownership at the Target Percentage.

The Governance Agreement requires the approval of Grifols for certain actions by the Company which would adversely affect Grifols’ rights under the Governance Agreement, and for the Company to terminate the employment of its Chief Executive Officer or to appoint any successor Chief Executive Officer.

Registration Rights Agreements

In connection with and concurrently with the closing of the Company Stock Sale, the Company will enter into a Registration Rights Agreement with Grifols (the “Grifols Registration Rights Agreement”), pursuant to which the Company agreed to provide registration rights to Grifols with respect to the shares of Common Stock to be acquired in the Company Stock Sale. Under such agreement, Grifols will be entitled to require the Company to file with the SEC certain registration statements under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the resale of the shares of Common Stock acquired by Grifols in the Company Stock Sale up to three times on Form S-1 and up to six times on Form S-3, and to include its shares of Common Stock in any registration the Company proposes for its own account or for the account of one or more of its shareholders.

In connection with and concurrently with the closing of the Company Stock Sale, the Company and the Investors also entered into a Registration Rights Agreement (the “Investors Registration Rights Agreement”). Pursuant to the Investors Registration Rights Agreement, the Company is required to file a registration statement to cover the resale of the shares of the Common Stock acquired by the investors in the Company Stock Sale. The failure on the part of the Company to satisfy the deadlines set forth in the Investors Registration Rights Agreement may subject the Company to payment of certain monetary penalties. In addition, pursuant to the terms of the Stock Purchase Agreement, the Company has agreed, among other things, not to file any other registration statement (other than any registration statement on Form S-4 or Form S-8, and subject to certain other limitations and exclusions) until the Common Stock subject thereto is covered by an effective registration statement or freely salable under Rule 144 under the Securities Act.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of June 30, 2013 will be sufficient to enable us to fund our operations through at least the year ended December 31, 2013, our expectation that we will advance Pulmaquin into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements (including the collaboration transaction contemplated with Grifols, S.A.) and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of June 30, 2013, we had an accumulated deficit of $377.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last seven years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). With the exception of our Pulmaquin program which will be partnered with Grifols upon the closing of that transaction, our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

More recently, we have restarted work on development of our inhaled nicotine program for smoking cessation. Changes in the regulatory environment in the U.S. and other countries brought about by the introduction of electronic cigarettes have created the opportunity to develop our AERx nicotine product for direct to consumer markets outside of the traditional pharmaceutical markets, thus potentially significantly decreasing the time-to-market for this product. We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims and such approval would also mitigate the risk the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

Inhaled Ciprofloxacin Program

See Note 10 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Grifols Collaboration Transaction.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. In June 2012, we received orphan drug designation in the U.S. for liposomal ciprofloxacin plus ciprofloxacin for cystic fibrosis. We may seek orphan drug designation for other eligible product candidates we develop. We have been issued three U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We have also conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

In September 2012, UK scientists from the Health Protection Agency (HPA) and Defence Science and Technology Laboratory (Dstl) reported the successful testing of our inhaled liposomal ciprofloxacin against Coxiella burnetii (Q fever) in a mouse model of this virulent infection. This work was conducted as part of the collaborative consortium that we formed with HPA and Dstl to evaluate the efficacy of our inhaled liposomal ciprofloxacin against high threat microbial agents.

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

If we can obtain sufficient additional funding, including government grants or collaborative funding from organizations such as the Canadian DRDC and the UK Dstl, we may be able to complete the development of our liposomal ciprofloxacin for approval under FDA regulations relating to new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most drugs, which require large, well-controlled Phase 3 clinical trials in patients with the disease or condition being targeted, these regulations allow a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in prevention and treatment of a number of potential bioterrorism infections including anthrax, tularemia, Q fever and pneumonic plague.

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria (PNTM) infections with our inhaled liposomal ciprofloxacin products Pulmaquin and Lipoquin. The research program will be conducted in collaboration with Oregon State University, Corvalis.

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons, or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail.

Inhaled Nicotine Program

According to the National Center for Health Statistics (NCHS), 19% of the U.S. population age 18 and above currently smoke cigarettes. Statistics from the National Cancer Institute indicate that cigarette smoking in the U.S. causes an estimated 443,000 deaths each year, including approximately 49,400 deaths due to exposure of secondhand smoke. According to the American Cancer Society, almost a third of all cancer deaths in the U.S. are caused by smoking. The World Health Organization’s (WHO) recent report states that tobacco smoking is the single most preventable cause of death in the world today. Already tobacco kills more than five million people per year — more than tuberculosis, HIV/AIDS and malaria combined. WHO warns that by 2030, the death toll could exceed eight million a year. Unless urgent action is taken, tobacco could kill one billion people during this century. According to the National Institute on Drug Abuse, more than $75 billion of total U.S. healthcare costs each year is attributable directly to smoking. However, this cost is well below the total cost to society because it does not include burn care from smoking-related fires, perinatal care for low birth-weight infants of mothers who smoke, and medical care costs associated with disease caused by secondhand smoke. In addition to healthcare costs, the costs of lost productivity due to smoking effects are estimated at $82 billion per year, bringing a conservative estimate of the economic burden of smoking to more than $150 billion per year.

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

In September 2012, we were issued a new U.S. patent for our inhaled nicotine technology from a second patent family that provides protection until at least 2024. Previously, we had two issued U.S. patents covering systems for effective smoking cessation, which provided exclusivity until 2019. The first two patents are method of treatment patents, covering systems, devices and containers for delivering aerosolized nicotine formulations in specific ways which we believe to be important for cigarette smokers who want to quit smoking. This new patent extends the coverage to containers with novel features anticipated to provide additional smoking cessation benefits.

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

Other Programs

In August 2013, the NIH awarded us an SBIR grant in the amount of approximately $260,000 to investigate the development and validation of tests for gastro-esophageal reflux with aspirations into the respiratory tract. The Principal Investigators and co-inventors of the new diagnostic tests are Professor Homer Boushey, University of California, San Francisco (UCSF) and Dr. Igor Gonda, Aradigm Corporation. The grant is funding laboratory work and a human clinical trial to be conducted at UCSF.

Aspiration of gastric contents into the respiratory tract causes significant morbidity and mortality and is accepted as the key initiating event for aspiration pneumonitis - a form of acute lung injury caused by the acidity of the gastric contents, and aspiration pneumonia - the consequence of the growth of pathogenic bacteria contained in the oropharynx aspirated into the tracheobronchial tree. When subclinical events of gastric aspiration occur, it is described as “silent aspiration” or “microaspiration.” Chronic, recurrent microaspirations have been implicated in the pathogenesis and worsening of many severe chronic pulmonary diseases of unknown origin, such idiopathic pulmonary fibrosis, bronchiolitis obliterans after lung transplantation, pulmonary disease in conditions associated with esophageal dysfunction and delayed gastric emptying such as cystic fibrosis and scleroderma, and the very common conditions of community acquired pneumonia in the elderly, asthma and COPD.

Research into the role of microaspirations has been severely hampered by the insensitivity, expense, inconvenience, invasiveness, and discomfort of current diagnostic methods for this condition. Development of a simple, patient-convenient, diagnostic test that is safe and can be used repeatedly over time could significantly impact the diagnosis and management of several pulmonary diseases that may be affected by recurrent microaspirations of gastro-intestinal contents into the respiratory tract.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2013 and December 31, 2012, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 7 to the audited financial statements included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three and six months ended June 30, 2013 and 2012

Our net loss was approximately $2.7 million for the three months ended June 30, 2013 as compared with a net loss of approximately $1.8 million for the three months ended June 30, 2012. Operating expenses were higher due to the expenses associated with the 9 month inhalation dog study which started in October 2012 and to higher legal expenses related to the pending Grifols collaboration. Our net loss increased by approximately $2.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to higher operating expenses as discussed above.

We recorded approximately $248,000 in revenue, all of which represented royalty revenue from Zogenix, for the three months ended June 30, 2013 as compared to approximately $240,000 in revenue for the three months ended June 30, 2012. Total revenue was approximately $0.5 million for the six months ended both June 30, 2013 and June 30, 2012.

Operating expenses were approximately $2.5 million for the three months ended June 30, 2013, which represented an approximately $0.9 million increase from the three months ended June 30, 2012. Research and development expenses increased approximately $0.7 million and general and administrative expenses increased by approximately $0.2 million as compared with the three months ended June 30, 2012. Operating expenses were approximately $5.8 million for the six months ended June 30, 2013, which represented an approximately $2.3 million increase as compared with the six months ended June 30, 2012. Research and development expenses increased approximately $2.0 million and general and administrative expenses increased approximately $0.3 million. The increase in research and development expenses was due to higher contract manufacturing and contract testing costs related to the 9 month inhalation dog study which is underway. General and administrative costs were higher because of higher legal expenses in the three and six months ended June 30, 2013 associated with the pending Grifols transaction.

Liquidity and Capital Resources

As of June 30, 2013, we had cash, cash equivalents and short-term investments of approximately $2.7 million and total working capital of approximately $1.1 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through December 31, 2013 because we may defer certain discretionary activities.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2013, we had an accumulated deficit of approximately $377.4 million and shareholders’ deficit of approximately $7.2 million.

We are currently focusing primarily on establishing funded partnering agreements (such as the pending Grifols collaboration transaction) and sale or out-licensing of non-strategic assets as the means to generate the capital resources needed to fund the further development and commercialization of inhaled ciprofloxacin for the bronchiectasis indication. If we are unable to find financing on acceptable terms, we may be required to defer our product development activities or discontinue operations.

Six months ended June 30, 2013

Total cash and cash equivalents decreased by approximately $5.7 million for the six months ended June 30, 2013, compared to December 31, 2012. The overall decrease primarily resulted from the use of cash to fund operations of $4.9 million, as well as the purchase of short-term investments of $2.6 million offset by the proceeds from the maturity of short-investments of $1.8 million.

Six months ended June 30, 2012

Total cash and cash equivalents increased by approximately $1.7 million for the six months ended June 30, 2012, compared to December 31, 2011. The increase in cash and cash equivalents was primarily due to maturity of short-term investments of $6.5 million offset by the purchase of short-term investments of $1.8 million, as well as cash used in operations of approximately $3.1 million.

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

Risks Related to Our Business

** We are not in control of certain conditions to closing the Grifols collaboration transaction and we may not be able to close the transaction on a timely basis or at all.

The closing of the transaction is subject to certain closing conditions, including, among others our entering into binding terms with a third party to commercially manufacture Products to permit us to satisfy our obligation to commercially supply Grifols with Products. We cannot guarantee that we will be able to enter into such an agreement on reasonable terms or at all.

The Stock Purchase Agreement associated with the collaboration transaction contains certain termination rights for both us and Grifols, including if the transaction is not concluded on or before November 20, 2013. If we are not able to close the Griols collaboration transaction we will face an urgent need to raise capital and it may be difficult or impossible for us to do so on favorable terms, or at all.

We will need to raise additional capital and we may not be able to raise additional capital on a timely basis, on reasonable terms or at all.

We believe our cash, cash equivalents and short-term investments as of June 30, 2013 will be sufficient to enable us to fund our operations through December 31, 2013 because we may defer certain discretionary activities. However, our current financial resources are inadequate to advance our product candidates development activities. Although we are making efforts to form collaborative partnerships with other companies that would fully or partly fund the development of our product candidates (such as the pending Grifols collaboration transaction), we cannot guarantee that we will be able to complete such transactions on time or at all, or that such transactions alone will be adequate to complete the development of any of our product candidates.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2013, we have an accumulated deficit of approximately $377.4 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our shift in development strategy has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

Our commercialization strategy for certain of our product candidates depends on our ability to enter into agreements with collaborators (such as the pending Grifols collaboration transaction) to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.

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

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product. The changes to the regulatory environment discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview are evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation or as a cigarette replacement is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with developing, manufacturing or selling commercial products.

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU and this study is underway. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

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

Before we or any future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is currently preparing to begin a Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we would conduct our Pulmaquin Phase 3 trials which could make recruiting individuals for clinical trials more difficult. Delays in our future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

We will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.

We intend to use contract manufacturers to produce our products. We may not be able to enter into or maintain satisfactory contract manufacturing arrangements. We may not be able to reach mutually satisfactory agreements to manufacture at a commercial scale. There may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all. Further, we, our contract manufacturers and our future collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our future collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 16, 2013, our two largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares and transactions such as the Grifols collaboration transaction) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Dated: August 9, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.