Form 10-Q
period 2013-09-30
ARADIGM CORP
filed 2013-10-28
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at October 24, 2013)
Common	586,892,904

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$38,693	$7,414
Short-term investments	230	203
Receivables	13,111	41
Prepaid and other current assets	1,271	106

Total current assets	53,305	7,764
Property and equipment, net	461	727
Other assets	389	475

Total assets	$54,155	$8,966

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$572	$330
Accrued clinical and cost of other studies	263	500
Accrued compensation	566	184
Deferred revenue	8,770	—
Facility lease exit obligation	162	144
Other accrued liabilities	263	127

Total current liabilities	10,596	1,285
Deferred rent	138	144
Facility lease exit obligation, non-current	340	465
Note payable, net of discount and accrued interest	8,885	8,513

Total liabilities	19,959	10,407

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 1,001,830,627 at September 30, 2013; 297,527,214 at December 31, 2012; issued and outstanding shares: 586,375,325 at September 30, 2013; 251,346,385 at December 31, 2012	426,465	369,919
Accumulated deficit	(392,269)	(371,360)

Total shareholders’ equity (deficit)	34,196	(1,441)

Total liabilities and shareholders’ equity (deficit)	$54,155	$8,966

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Collaboration revenue	$4,301	$—	$4,301	$—
Royalty revenue	251	262	778	784

Total revenues	4,552	262	5,079	784

Operating expenses:
Research and development	1,593	818	5,000	2,304
General and administrative	1,463	1,013	3,801	3,009
Collaboration arrangement acquisition cost	15,943	—	15,943	—
Restructuring and asset impairment	7	8	21	26

Total operating expenses	19,006	1,839	24,765	5,339

Loss from operations	(14,454)	(1,577)	(19,686)	(4,555)
Interest income	1	2	4	9
Interest expense	(421)	(383)	(1,222)	(1,135)
Other income (expense), net	—	(4)	(5)	(2)

Net loss	$(14,874)	$(1,962)	$(20,909)	$(5,683)

Change in unrealized losses on available-for-sale securities	—	—	—	(1)
Comprehensive loss	$(14,874)	$(1,962)	$(20,909)	$(5,684)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Shares used in computing basic and diluted net loss per common share	374,126	198,670	291,950	198,336

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,909)	$(5,683)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	29	14
Depreciation and amortization	277	297
Stock-based compensation expense	338	384
Amortization of note discount	67	41
Collaboration arrangement acquisition cost	15,943	—
Changes in operating assets and liabilities:
Receivables	(13,070)	(22)
Prepaid and other current assets	(1,165)	(46)
Other assets	86	84
Accounts payable	242	208
Accrued compensation	382	63
Other liabilities	204	183
Deferred rent	(6)	12
Deferred revenue	8,770	—
Facility lease exit obligation	(107)	(89)

Net cash used in operating activities	(8,919)	(4,554)

Cash flows from investing activities:
Capital expenditures	(11)	(5)
Purchases of short-term investments	(2,852)	(2,299)
Proceeds from sales and maturities of short-term investments	2,796	7,800

Net cash provided by (used in) investing activities	(67)	5,496

Cash flows from financing activities:
Proceeds from issuance of common stock	40,265	38

Net cash provided by financing activities	40,265	38

Net increase in cash and cash equivalents	31,279	980
Cash and cash equivalents at beginning of period	7,414	2,148

Cash and cash equivalents at end of period	$38,693	$3,128

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of $392.3 million, working capital of $42.7 million and shareholders’ equity of $34.2 million. The Company believes that its cash, cash equivalents and short-term investments totaling $38.9 million as of September 30, 2013 will be sufficient to fund its operations at least through 2014. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company recognizes revenue under the provisions of the SEC issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated and ASC 605-25, Revenue Recognition-Multiple Elements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

Collaborative license and development agreements that require the Company to provide multiple deliverables, such as a license, research and product steering committee service and other performance obligations, are accounted for in accordance with ASC 605-25. Under ASC 605-25, delivered items are evaluated to determine whether such items have value to the Company’s collaborators on a stand-alone basis and whether such objective reliable evidence of fair value of the undelivered item exists. The Company performs its analysis at the inception of each arrangement and as each product or service is delivered. Deliverables that meet these criteria are considered a separate unit of accounting. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and revenue is recognized over the performance obligation period. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.

Assuming the elements meet the revenue recognition guidelines, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if there are continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has continuing performance obligations through research and development services that are required because know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the estimated period of the performance obligation. The Company bases the estimate of the period of performance on factors in the contract. Actual time frames could vary and could result in material changes to the results of operations. When the collaboration partners request the Company to continue performing the research and development services in collaboration beyond the initial period of performance the remaining unamortized deferred revenue and any new continuation or license fees are recognized over the extended period of performance.

Funded Research and Development—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

Milestones—Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Royalties—The Company recognizes royalty revenues from licensed products upon the sale of the related products.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs as such costs are incurred.

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the Company’s employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. See Note 8 for further discussion of the Company’s stock-based compensation plans.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. It considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2013 and December 31, 2012, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

The Company entered into a financing transaction that will likely cause an ownership change under IRC Section 382. The precise impact of that ownership has not been calculated as of the quarter ended September 30, 2013. The Company will be calculating the impact in utilizing its net operating losses in the various taxing jurisdictions in which it files before filing tax returns.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were not included for the three and nine months ended September 30, 2013 because inclusion of such shares would have been anti-dilutive.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s recent 2012 Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents and Short-Term Investments

At September 30, 2013 and December 31, 2012, the balance of the Company’s cash, cash equivalents and short-term investments approximated their fair values. All short-term investments at September 30, 2013 mature in less than one year. The Company invests its cash and cash equivalents and short-term investments in money market funds, commercial paper, certificates of deposit and corporate and government notes. All of these securities are classified as available-for-sale with the unrealized gain and loss being recorded in accumulated other comprehensive income.

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

	Fair Value Measurements
Description	Balance Sept 30, 2013	(In thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,693	$38,693	$—	$—

Short-term investments:
Certificates of deposit	$230	$—	$230	$—

The Company’s cash and cash equivalents at September 30, 2013 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company’s short-term investments at September 30, 2013 consist of certificates of deposit. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

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

The lease exit liability activity for the nine months ended September 30, 2013 is as follows (in thousands):

Nine Months Ended Sept 30, 2013
Balance at January 1, 2013	$609
Accretion expense	21
Lease payments	(128)

Balance at September 30, 2013	$502

6. Collaboration Agreement

Grifols License and Collaboration Agreement

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

In conjunction with signing the Stock Purchase Agreement, the Company and Grifols agreed to enter into a License and Collaboration Agreement (the “License Agreement”) at the closing of the Company Stock Sale. The License Agreement would exclusively license the Company’s inhaled liposomal ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications (the “Program”) to Grifols on a worldwide basis. Grifols would fund development expenses and commercialize products from the Program (“Products”), and pay development milestones and royalties on future commercial sales of Products. The License Agreement is described further below.

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

The closing of the Transactions was subject to certain closing conditions, including, among others the Company’s entering into binding terms with a third party to commercially manufacture Products to permit the Company to satisfy its obligation to commercially supply Grifols with Products. All conditions to the closing of the Transactions were met as of August 27, 2013 and the Company Stock Sale was completed on August 27, 2013.

Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $0.124 per share, which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of other conditions of closing, the stock price rose to $0.20 at the time of closing. Consequently, the contractual price of $0.124 per share resulted in a $0.076 per share discount from the August 27, 2013 closing price of $0.20 per share, or a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and, accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 of $0.20 per share. This discount, which is a non-cash charge, has been recorded as Collaboration Arrangement Acquisition Cost in the Company’s Condensed Consolidated Statement of Operations for the three and nine-month period ended September 30, 2013.

License Agreement

The License Agreement was signed simultaneously with the closing of the Company Stock Sale. Under the License Agreement, the Company granted to Grifols an exclusive license to the Program, the lead product candidate of which is named Pulmaquin®. The license permits Grifols to commercialize Products throughout the world and grants Grifols a back-up manufacturing right to produce Products.

The Company is responsible for developing the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses are the responsibility of the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development.

The Company is responsible for obtaining regulatory approval of the first indication for the Product in the United States and the European Union. Grifols is responsible for additional regulatory expenses, including the cost of obtaining approval outside the United States and European Union, and the cost of maintaining approvals globally. Grifols is responsible to use diligent efforts to commercialize the Product in countries where regulatory approval has been obtained.

The Company is responsible for supplying Grifols’ requirements of the Product, and must establish primary and back-up suppliers acceptable to Grifols. Grifols will purchase Products from the Company on a cost pass-through basis plus a margin.

The collaboration between Grifols and the Company is governed by a joint committee comprised of equal representation by the Company and Grifols and operated on a consensus basis. In the event that the parties do not agree, Grifols has deciding authority, except with respect to specific matters specified in the License Agreement. The Company has no obligation to participate in the joint committee after the first commercial sale of the product, but may do so at its discretion. Accordingly, the Company determined that it can separate performance obligations that occur over the development period from performance obligations that will occur during the commercialization period.

With respect to the US and EU development and approval of Pulmaquin for non-cystic fibrosis bronchiectasis management, Grifols will pay to Aradigm reimbursements of development costs up to $65 million and development milestone payments of up to $25 million. Additionally, royalty payments on a country-by-country basis on net sales at a rate of either 12.5% or 20% (depending on the amount of net sales) for so long as there is patent coverage or orphan drug designation (or, if longer, 10 years), except that payments will be reduced by half on a country-by-country basis in the event that another inhaled liposomal product containing ciprofloxacin is being sold for an indication for which the Aradigm product has regulatory approval. Royalty payments may also be reduced by 50% if Aradigm has no valid patent claim or orphan drug protection in that country.

Revenue has been recognized under the License Agreement as follows at September 30, 2013: The Company has a deferred revenue balance of $8.8 million for the reimbursement of development expenses at the quarter ended September 30, 2013 as well as collaboration revenues of $4.3 million for the reimbursement of development expenses for the quarter ended September 30, 2013.

Option Agreement

Simultaneously with execution of the License Agreement, Aradigm entered into an Option Agreement (the “Option Agreement”) with Grifols granting Grifols a limited term option to license Aradigm’s AERx® pulmonary drug delivery platform for use with another molecule. The Option Agreement affords Grifols a limited period of time to conduct a diligence assessment. If Grifols elects to proceed with a license, Grifols will pay Aradigm a low single digit royalty on net sales but bear all costs associated with development and commercialization.

Governance Agreement

In connection with and simultaneously with the closing of the Company Stock Sale, the Company and Grifols entered into a Governance Agreement (the “Governance Agreement”), which sets forth certain rights and obligations of the Company and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of Common Stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in the Company.

On the date the Governance Agreement was executed, the Company’s board of directors was reconstituted to consist of its chief executive officer, three independent directors under the NASDAQ Marketplace Rules and two persons designated by Grifols. The number of persons Grifols is entitled to designate for consideration for election to the Company’s board of directors by the Company’s nominating committee will thereafter depend on the percentage of beneficial ownership of the Company held by Grifols.

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

Registration Rights Agreements

In connection with and concurrently with the closing of the Company Stock Sale, the Company entered into a Registration Rights Agreement with Grifols (the “Grifols Registration Rights Agreement”), pursuant to which the Company agreed to provide registration rights to Grifols with respect to the shares of Common Stock to be acquired in the Company Stock Sale. Under such agreement, Grifols will be entitled to require the Company to file with the SEC certain registration statements under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the resale of the shares of Common Stock acquired by Grifols in the Company Stock Sale up to three times on Form S-1 and up to six times on Form S-3, and to include its shares of Common Stock in any registration the Company proposes for its own account or for the account of one or more of its shareholders.

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

7. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company is entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of $251,000 for the three months ended September 30, 2013.

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

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees and expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing the shortfall will be capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan.

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made cash payments of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the three months ended September 30, 2013 the covenant was again breached and the cumulative cash shortfall the Company would need to contribute to keep the agreement from default stands at $352,000. The Company has elected not to make this or any further cash contributions and is working with the lenders to transfer rights to the lenders for all future payments from Zogenix under the APA.

The Company capitalized the fees and expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses were to be amortized to interest expense using the effective interest method over a period of 48 months, but the full amount of the remaining capitalized fees and expenses will be recognized upon the completion of the transfer of payment rights to the lenders.

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

8. Stock-Based Compensation and Stock Options, Awards and Units

The following table shows the stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs and expenses:
Research and development	$41	$8	$98	$85
General and administrative	93	97	240	299

Total stock-based compensation expense	$134	$105	$338	$384

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2013 and 2012. Since the Company did not record a tax provision during the quarters ended September 30, 2013 and 2012, there was no recognized tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $0.2 million as of September 30, 2013. This amount will be recognized over a weighted average period of 0.66 years.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2013 was $283,000. The Company retained purchase rights with respect to 547,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2013. As of September 30, 2013, there was $0.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 0.64 years.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended September 30, 2013:

Shares Available for Future Grant
Balance at January 1, 2013	2,954,024
Options granted	(630,000)
Increase in authorized shares	40,000,000
Options cancelled	40,900
Restricted share awards granted	(713,333)

Balance at September 30, 2013	41,651,591

	Options Outstanding
	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Balance at January 1, 2013	6,755,200	$0.12	—	$12.00	$0.83
Options granted	630,000	$0.12	—	$0.15	$0.15
Options cancelled	(40,900)	$4.75	—	$9.45	$5.81

Balance at September 30, 2013	7,344,300	$0.12	—	$12.00	$0.78

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2013 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2013, options to purchase 6,905,174 shares of common stock were exercisable and had an aggregate intrinsic value of approximately $125,000. No stock options were exercised during the nine months ended September 30, 2013.

A summary of the Company’s unvested restricted stock and performance bonus stock awards as of September 30, 2013 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	1,453,084	$0.14
Restricted share awards issued	713,333	0.15
Restricted share awards vested	(1,619,417)	0.14

Balance at September 30, 2013	547,000	$0.18

In 2013, the non-employee members of the Board of Directors elected to forego all or a portion of their annual cash retainer in exchange for restricted stock awards.

9. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine month periods ended September 30, 2013 and 2012.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2013 and 2012, as their effect would be anti-dilutive (in thousands):

	Nine months ended Sep 30,
	2013	2012
Outstanding stock options	7,344	6,844
Unvested restricted stock	547	1,482
Unvested restricted stock units	412	412

10. Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which for the Company primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying condensed consolidated statements of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Net loss	$(20,909)	$(5,683)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(1)

Comprehensive loss	$(20,909)	$(5,684)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in , or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include our belief that our cash, cash equivalents and short-term investments as of September 30, 2013 will be sufficient to enable us to fund our operations through at least the year ended December 31, 2014, our expectation that we will advance Pulmaquin into Phase 3 clinical trials, our expectation that we will incur operating losses for the foreseeable future, our anticipation regarding revenue, collaboration agreements (including the collaboration transaction with Grifols, S.A.) and our longer-term strategy and our expectations regarding clinical trials and orphan drug designations.

These forward-looking statements and our business are subject to significant risks including, but not limited to, the success of product development efforts, our ability to maintain collaboration agreements, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and possible sales, marketing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of September 30, 2013, we had an accumulated deficit of $392.3 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last seven years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). With the exception of our Pulmaquin program which is partnered with Grifols, our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

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

Inhaled Ciprofloxacin Program

See Note 6 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Grifols Collaboration Transaction.

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

We have completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) and determined that Pulmaquin showed superior performance. We are taking Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing IND filings for Lipoquin for BE and CF have been inactivated.

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

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail.

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

Other Programs

In August 2013, the NIH awarded us an SBIR grant in the amount of approximately $340,000 to investigate the development and validation of tests for gastro-esophageal reflux with aspirations into the respiratory tract. The Principal Investigators and co-inventors of the new diagnostic tests are Professor Homer Boushey, University of California, San Francisco (UCSF) and Dr. Igor Gonda, Aradigm Corporation. The grant is funding laboratory work and a human clinical trial to be conducted at UCSF.

Aspiration of gastric contents into the respiratory tract causes significant morbidity and mortality and is accepted as the key initiating event for aspiration pneumonitis - a form of acute lung injury caused by the acidity of the gastric contents, and aspiration pneumonia - the consequence of the growth of pathogenic bacteria contained in the oropharynx aspirated into the tracheobronchial tree. When subclinical events of gastric aspiration occur, it is described as “silent aspiration” or “microaspiration.” Chronic, recurrent micoroaspirations have been implicated in the pathogenesis and worsening of many severe chronic pulmonary diseases of unknown origin, such as idiopathic pulmonary fibrosis, bronchiolitis obliterans after lung transplantation, pulmonary disease in conditions associated with esophageal dysfunction and delayed gastric emptying such as cystic fibrosis and scleroderma, and the very common conditions of community acquired pneumonia in the elderly, asthma and COPD.

Research into the role of microaspirations has been severely hampered by the insensitivity, expense, inconvenience, invasiveness, and discomfort of current diagnostic methods for this condition. Development of a simple, patient-convenient, diagnostic test that is safe and can be used repeatedly over time could significantly impact the diagnosis and management of several pulmonary diseases that may be affected by recurrent mincroaspiations of gastro-intestinal contents into the respiratory tract.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Revenue Recognition

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our revenue recognition policies.

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

Royalty revenue will be earned under the terms of the asset sale with Zogenix. We will recognize revenue when the amounts under this agreement can be determined and when collectability is probable.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2013 and December 31, 2012, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

We entered into a financing transaction that will likely cause an ownership change under IRC Section 382. The precise impact of that ownership change has not been calculated as of the quarter ended September 30, 2013. We will be calculating the impact on the utilization of our net operating losses in the various taxing jurisdictions in which we file before filing our tax returns.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 8 to the audited financial statements included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three and nine months ended September 30, 2013 and 2012

Our net loss was approximately $14.9 million for the three months ended September 30, 2013 as compared with a net loss of approximately $2.0 million for the three months ended September 30, 2012. The net loss resulted primarily from the non-cash collaboration arrangement acquisition cost, higher operating expenses due to the expenses associated with the 9 month inhalation dog study which started in October 2012 and to higher legal expenses and bonus expenses for executives related to the Grifols collaboration. This was offset by the collaboration revenue for the reimbursement of research and development expenses related to the Grifols transaction in the three months ended September 30, 2013. Our net loss increased by approximately $15.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to the non-cash collaboration arrangement acquisition cost and higher operating expenses offset by the collaboration revenue as discussed above.

We recorded approximately $4.6 million in revenue, of which $4.3 million is collaboration revenue from Grifols for the reimbursement of research and development expenses and $0.3 million is royalty revenue from Zogenix, for the three months ended September 30, 2013 as compared to approximately $0.3 million in revenue for Zogenix royalties for the three months ended September 30, 2012. Total revenue was approximately $5.1 million for the nine months ended September 30, 2013 as compared to $0.8 million for the nine months ended September 30, 2012. The increase in revenues was due to the collaboration revenue that was recorded in the quarter ending September 30, 2013.

Operating expenses were approximately $19.0 million for the three months ended September 30, 2013, which represented an approximately $17.1 million increase from the three months ended September 30, 2012. Research and development expenses increased approximately $0.8 million and general and administrative expenses increased by approximately $0.4 million as compared with the three months ended September 30, 2012. The Company also recorded $15.9 million as a non-cash collaboration arrangement acquisition cost resulting from the Grifols transaction for the three months ended September 30, 2013. Operating expenses were approximately $24.8 million for the nine months ended September 30, 2013, which represented an approximately $19.4 million increase as compared with the nine months ended September 30, 2012. Research and development expenses increased approximately $2.7 million and general and administrative expenses increased approximately $0.8 million. The increase in research and development expenses was due to higher contract manufacturing and contract testing costs related to the 9 month inhalation dog study which is underway. General and administrative costs were higher because of higher legal expenses and higher executive bonus expense in the three and nine months ended September 30, 2013 associated with the Grifols transaction. The Company also recorded a $15.9 million non-cash collaboration arrangement acquisition cost resulting from the Grifols transaction for the nine-months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents and short-term investments of approximately $38.9 million and total working capital of approximately $42.7 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2014.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from the January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from the June 2011 royalty financing transaction and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2013, we had an accumulated deficit of approximately $392.3 million and shareholders’ equity of approximately $34.2 million.

Our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates. In addition, we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

Nine months ended September 30, 2013

Total cash and cash equivalents and short-term investments increased by approximately $31.3 million for the nine months ended September 30, 2013, compared to December 31, 2012. The overall increase primarily resulted from the sale of common stock to Grifols as well as other investors for net proceeds of $40.2 million offset by the Company’s use of cash to fund operations.

Nine months ended September 30, 2012

Total cash and cash equivalents and short-term investments decreased by approximately $4.5 million for the nine months ended September 30, 2012, compared to December 31, 2011. The decrease in cash and cash equivalents was due to cash used in operations.

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

Risks Related to Our Business

**Our dependence on collaborators may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into or maintain agreements with collaborators (such as the Grifols collaboration transaction) to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest and, if we are able to under the terms of the agreement, we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our products subject to collaborative arrangements may never be successfully commercialized.

Further, our present or future collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our present or future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2013, we have an accumulated deficit of approximately $392.3 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols which includes reimbursement of the majority of development expenses associated with our Pulmaquin program has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

•	continue drug product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies;

•	outsource the commercial-scale production of our products; and

•	establish a sales and marketing force to commercialize certain of our proprietary products if these products obtain regulatory approval.

To achieve and sustain profitability, we must, alone or with others such as our partner Grifols, successfully develop, obtain regulatory approval for, manufacture, market and sell our products. We expect to incur substantial expenses in our efforts to develop and commercialize products and we may never generate sufficient product or contract research revenues to become profitable or to sustain profitability.

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

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is currently recruiting patients for a Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we will conduct our Pulmaquin Phase 3 trials which could make recruiting individuals for clinical trials more difficult. Delays in our future clinical trials because of delays in planned patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements. We, our collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.

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

We will have to depend on contract manufacturers and collaborators: if they do not perform as expected, our revenues and customer relations will suffer.

We intend to use contract manufacturers to produce our products. We may not be able to maintain satisfactory contract manufacturing arrangements. If we are not, there may be a significant delay before we find an alternative contract manufacturer or we may not find an alternative contract manufacturer at all. Further, we, our contract manufacturers and our collaborators are required to comply with the FDA’s GMP requirements that relate to product testing, quality assurance, manufacturing and maintaining records and documentation. We and our contract manufacturers or our collaborators may not be able to comply with the applicable GMP and other FDA regulatory requirements for manufacturing, which could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

We may establish our own sales, marketing and distribution capabilities to market certain products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we may market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates will require a large sales force to call on, educate and support physicians and patients. While we have entered into collaborations and intend to enter into future collaborations with one or more pharmaceutical companies to sell, market and distribute such products, we may not be able to maintain such an arrangement or enter into any future arrangement on acceptable terms, if at all. Any collaboration we enter into may not be effective in generating meaningful product royalties or other revenues for us.

We depend upon our proprietary technologies, and we may not be able to protect our potential competitive proprietary advantage.

Our business and competitive position is dependent upon our and our present and future collaborators’ ability to protect our proprietary technologies related to various aspects of pulmonary drug delivery and drug formulation. While our intellectual property rights may not provide a significant commercial advantage for us, our patents and know-how are intended to provide protection for important aspects of our technology, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we are maintaining as non-patented trade secrets some of the key elements of our manufacturing technologies, for example, those associated with the production of inhaled ciprofloxacin.

Our ability to compete effectively will also depend to a significant extent on our and our present and future collaborators’ ability to obtain and enforce patents and maintain trade secret protection over our proprietary technologies. The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us or our present and future collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire and provide only a short period of protection, if any, following commercialization of products.

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

We compete with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our present and future collaborators to enter markets as second or subsequent competitors and become commercially successful.

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. For example, we are aware that Bayer is currently recruiting patients for a Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

If we market any approved products in foreign countries, we will be subject to different laws and regulations, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we and our present and future collaborators must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.

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

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market prices for our common stock may continue to be highly volatile in the future. The market prices for our common stock may be influenced by many factors, including:

•	investor perception of us;

•	failure to maintain or establish collaborative relationships;

•	market conditions relating to our segment of the industry or the securities markets in general;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of September 18, 2013, our two largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

10.1†	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and Aradigm Corporation

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Dated: October 28, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

10.1†	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and Aradigm Corporation

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.