Form 10-K
period 2013-12-31
ARADIGM CORP
filed 2014-03-13
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2013 was: $40,385,155.

The number of shares of the registrant’s common stock outstanding as of March 6, 2014 was: 587,252,904.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on April 18, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash, cash equivalents and short-term investments as of December 31, 2013 will be sufficient to fund our operations through at least 2014; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks such as the risks and uncertainties discussed in the section entitled “Risk Factors”, including, but not limited to, our ability to maintain and/or enter into partnering agreements. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be unsafe in animal or human trials, ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

PART I

Item 1. Business

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin®. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key technologies we have focused our efforts on are our inhaled ciprofloxacin formulations and our nicotine inhaler for smoking cessation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2013, we had an accumulated deficit of $392.9 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, milestone payments and development expense reimbursements from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix, proceeds from our 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last nine years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered with Grifols, S.A. (“Grifols”), our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, such as with smoking cessation or biodefense products, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with severe respiratory diseases such as non-cystic fibrosis bronchiectasis (BE) and cystic fibrosis (CF). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. We are entering Phase 3 clinical trials with Pulmaquin in BE. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We previously conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

In August 2013, we closed the transaction announced in May 2013 in which we entered into a License and Collaboration Agreement (the “License Agreement”) with Grifols under which we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications and granted Grifols a limited term option to license our AERx pulmonary drug delivery platform for use with another molecule, each as more fully described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. In connection with our August 2013 private placement we also entered into a Governance Agreement (the “Governance Agreement”), which sets forth certain rights and obligations of us and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of common stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in us, as more fully described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

Pulmonary delivery by inhalation is an effective, widely used and well accepted method of administration of a variety of drugs for the treatment of respiratory and other diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract which offers a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there still are significant unmet medical needs in the respiratory disease market, both to replace existing therapies that demonstrate reduced efficacy or increased side effects over prolonged use in patients, as well as to provide novel treatments to patient populations and for disease conditions that are inadequately treated.

In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability and fast absorption as a result of pulmonary delivery than could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. While we are currently focused on our Phase 3 Pulmaquin clinical trial program, we intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization.

We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from opportunities in the respiratory disease market as well as other disease markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.

Our Strategy

We are a specialty pharmaceutical company, and our strategy is to develop and commercialize drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. We have chosen respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for unique or significantly improved products in the global respiratory market. There are five key elements of our strategy:

•	Develop proprietary products for the treatment of respiratory diseases. We believe our expertise in the development and delivery of pulmonary pharmaceutical products should enable us to advance and commercialize respiratory products for a variety of indications. We select for development those product candidates that can benefit from our experience in pulmonary delivery and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products.

•	Accelerate the regulatory approval process. We believe that our management team’s expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because our current product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. We have already been granted or intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for 7 years as well as regulatory assistance, reduced filing fees and possible tax credits. Similar legislation exists in the EU with a market exclusivity of 10 years.

•	Develop our own sales and marketing capacity for products in niche markets. With the exception of our inhaled ciprofloxacin program, which is partnered with Grifols, our longer term strategy is to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We may also decide alternatively to explore the use of our sales force to serve pulmonary specialty physicians in another significant pharmaceutical market, such as the EU. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through product development collaborations. We continue to believe that companies can benefit by collaborating with us as we believe our proprietary delivery technologies will create new pharmaceutical and biologics products. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our technologies in collaborations with companies and organizations that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

•	Outsource manufacturing activities. We intend to outsource the late stage clinical and commercial scale manufacturing of our products to conserve our capital for product development. We believe that the required late stage clinical and commercial manufacturing capacity can be obtained from contract manufacturers. With this approach, we seek manufacturers whose expertise should allow us to reduce risk and the costs normally incurred if we were to build, operate and maintain large-scale production facilities ourselves.

Partnered Programs Under Development

Inhaled Ciprofloxacin

In August 2013, we closed the transaction announced in May 2013 in which we entered into a License Agreement with Grifols under which we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications.

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

We presently have under development several disease indications for our inhaled ciprofloxacin that share much of the laboratory and product development efforts, as well as a common safety data base.

Pulmaquin and Lipoquin (ARD-3150 and ARD-3100) — Inhaled Ciprofloxacin for the Management of Infections in Non-Cystic Fibrosis Bronchiectasis (BE) Patients

BE is a chronic condition characterized by abnormal dilatation of the bronchi and bronchioles associated with chronic infection. The patient’s lung function is often irreversibly reduced compared to that found in healthy individuals. BE is frequently observed in patients with cystic fibrosis (CF). However, it is a condition that affects over 110,000 people without CF in the United States and many more in other countries, and results from a cycle of inflammation, recurrent infection, and bronchial wall damage. There is currently no drug specifically approved for the treatment of BE in the U.S. We were granted orphan drug designation in the U.S. for Lipoquin for the management of this condition. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and in June 2011 we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. In August 2013, we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units – CFU - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed. Secondary efficacy endpoints assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint - the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol population evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

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

In June 2011, we announced positive top line data from the ORBIT-1 study. The primary endpoint - the mean change in Pseudomonas aeruginosa CFUs from baseline to day 28 — was met in the full analysis population: The full analysis set included all patients who were randomized, received at least one dose and provided samples for at least two time points. There was a significant mean reduction (p<0.001) of 2.942 log10 CFUs in the 3mL Lipoquin group and a significant mean reduction (p< 0.001) of 3.842 log10 CFUs in the 2mL Lipoquin group compared to placebos. Pooled placebo groups had a mean reduction of log10 CFUs of 0.437. There was no statistically significant difference between the 2 mL and 3 mL Lipoquin doses. Lipoquin was well-tolerated and no bronchodilator treatment was mandated before inhaled study treatments. There were no statistically significant differences between the active and placebo groups in the number of patients experiencing at least one respiratory treatment-emergent adverse event. The incidence of serious adverse events (SAEs) was low; there were a total of 6 SAEs and none of them were treatment related.

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

We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. In August 2013, we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications, such as CF.

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

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria (PNTM) infections with our inhaled liposomal ciprofloxacin products Pulmaquin and Lipoquin. The research program is being conducted in collaboration with Oregon State University, Corvalis.

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

Ciprofloxacin has been approved by the FDA for use orally and via injection for the treatment of inhalation anthrax (post-exposure) since 2000. Our ARD-1100 research and development program received funding from Defence Research and Development Canada (DRDC), a division of the Canadian Department of National Defence. We believe that our product candidate may be able to deliver a long-acting formulation of ciprofloxacin directly into the lungs and could potentially have fewer side effects and be more effective to prevent and treat inhalation anthrax and other inhaled bacterial bioterrorism agents than currently available therapies.

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

Proprietary Programs Under Development

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

Aspiration of gastric contents into the respiratory tract causes significant morbidity and mortality and is accepted as the key initiating event for aspiration pneumonitis—a form of acute lung injury caused by the acidity of the gastric contents, and aspiration pneumonia—the consequence of the growth of pathogenic bacteria contained in the oropharynx aspirated into the tracheobronchial tree. When subclinical events of gastric aspiration occur, it is described as “silent aspiration” or “microaspiration.” Chronic, recurrent microaspirations have been implicated in the pathogenesis and worsening of many severe chronic pulmonary diseases of unknown origin, such idiopathic pulmonary fibrosis, bronchiolitis obliterans after lung transplantation, pulmonary disease in conditions associated with esophageal dysfunction and delayed gastric emptying such as cystic fibrosis and scleroderma, and the very common conditions of community acquired pneumonia in the elderly, asthma and COPD.

Research into the role of microaspirations has been severely hampered by the insensitivity, expense, inconvenience, invasiveness, and discomfort of current diagnostic methods for this condition. Development of a simple, patient-convenient, diagnostic test that is safe and can be used repeatedly over time could significantly impact the diagnosis and management of several pulmonary diseases that may be affected by recurrent microaspirations of gastro-intestinal contents into the respiratory tract

Pulmonary Drug Delivery Background

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

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. Our most recent patents issued in the United States were an important composition of matter patent and a method of treatment patent for Pulmaquin. As of February 28, 2014, we had 43 issued United States patents, with 10 additional United States patent applications pending. In addition, we had 7 issued foreign patents and an additional 23 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our Pulmaquin and Lipoquin compositions and methods of treatment, proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents directed toward our proprietary delivery technologies and methods of use, expire between 2014 and 2031. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

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

There is no product currently approved in the United States specifically for the treatment of bronchiectasis (BE). Bayer is testing a ciprofloxacin dry powder inhaler for the management of BE in a Phase 3 study and an experimental oral drug, BAY85-8501, in a Phase 2 study in BE patients. Currently marketed nebulized antibiotics for the management of infections associated with cystic fibrosis (CF) are TOBI* (nebulizer and dry powder) marketed by Novartis and nebulized Cayston marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF include dry powder ciprofloxacin by Bayer, nebulized liposomal amikacin by Insmed, and nebulized levofloxacin by Aptalis. Bayer was granted orphan drug designation in the U.S. and in the EU for their inhaled ciprofloxacin product in development for the treatment of infections associated with CF.

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

In March 2012, we received clearance from the FDA for our IND to start the first of two identical Phase 3 studies of Pulmaquin (ARD-3150) in BE patients. The FDA has requested a 2 year carcinogenicity study in rats with inhaled Pulmaquin to support the NDA for BE. We have initiated that study. The FDA indicated a 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Neither of these studies are required prior to beginning the Phase 3 clinical trials; however, we have taken the initiative to conduct them in the interest of reducing time to approval of Pulmaquin. The 9 month inhalation safety study in dogs was recently completed and we are awaiting the final audited study report. The 2 year rat carcinogenicity study is being conducted in parallel with the Phase 3 program.

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

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint - the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol population evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events.

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

Our Phase 3 clinical trials of Pulmaquin in BE are anticipated to be initiated in the first half of 2014. The Phase 3 clinical program for Pulmaquin in BE consists of two international, double-blind, placebo-controlled pivotal trials that are identical in design except for a pharmacokinetics sub-study that will be conducted in one of the trials. Each Phase 3 trial will enroll approximately 250 patients who will receive 6 cycles of once-daily treatment followed by one 28 day open label extension. Each cycle consists of 28 days on-treatment followed by 28 days off-treatment. The trial randomization will have two patients on active drug for every patient on placebo. The primary endpoint is an increase in the median time to first pulmonary exacerbation.

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

The FDCA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) may be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review a Section 505(b)(2) application from other sponsors. If the listed drug is claimed by a patent that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a patent certification that: the patent information has not been filed; the patent has expired; the patent listing will expire on a given date; or that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the Section 505(b)(2) application. FDA itself will determine the accuracy of the first three certification bases for purposes of application approval timing. For the fourth basis (a “Paragraph IV claim” of no validity, non-enforceability, or non-infringement ), the patent holder must sue the 505(b)(2) applicant within 45 days of the patent certification notice to prevent FDA approval until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. A sponsor may request orphan drug designation of a previously unapproved drug, or of a new indication for an already marketed drug. Orphan drug designation must be requested before an NDA is submitted. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan status are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a drug which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the drug is entitled to orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, unless the subsequent application is able to demonstrate clinical superiority in efficacy or safety or that it represents a major contribution to patient care. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication, or the same drug for other indications.

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

Principal Supplier

We currently contract exclusively with Sigma-Tau PharmaSource, Inc. to manufacture inhaled ciprofloxacin. For more information on the risks associated with this arrangement, please see Item 1A – Risk Factors – “We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.”

Research and Development

Our research and development expenses were approximately $8.9 million for the year ended December 31, 2013 and $3.8 million for the year ended December 31, 2012. For more information regarding our research and development, please see Item 7 – Management’s Discussion and Analysis – Research and Development.

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

Name	Affiliation	Area of Expertise
Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Stephen J. Farr, Ph.D.	Zogenix, Inc.	Pulmonary Delivery/Pharmaceutics
Babatunde Otulana, M.D.	Boehringer Ingelheim	Pulmonary Diseases/Cystic Fibrosis/Regulatory
Adam Wanner, M.D.	University of Miami	Chronic Obstructive Pulmonary Diseases (COPD)

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Employees

As of December 31, 2013, we had twelve employees. Seven employees are involved in research and development and product development and five employees are involved in finance and administration. Five employees have advanced scientific degrees.

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

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2014 are as follows:

Name	Age	Position
Igor Gonda, Ph.D.	66	President, Chief Executive Officer and Director
Nancy E. Pecota	54	Vice President, Finance and Chief Financial Officer and Corporate Secretary
Juergen Froehlich, MD	57	Chief Medical Officer
David Bell (3)	59	Director
Lafmin Morgan (2)	49	Director
Helen Short (1)	64	Director
John M. Siebert, Ph.D.(1)(2)(3)	73	Director
Virgil D. Thompson(1)(2)(3)	74	Chairman of the Board and Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Igor Gonda, Ph.D. has served as our President and Chief Executive Officer since August 2006 and as a director since September 2001. From December 2001 to August 2006, Dr. Gonda was the Chief Executive Officer and Managing Director of Acrux Limited, a publicly traded specialty pharmaceutical company located in

Melbourne, Australia. From July 2001 to December 2001, Dr. Gonda was our Chief Scientific Officer and, from October 1995 to July 2001, was our Vice President, Research and Development. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc. His key responsibilities at Genentech were the development of the inhalation delivery of rhDNase (Pulmozyme) for the treatment of cystic fibrosis and non-parenteral methods of delivery of biologics. Prior to that, Dr. Gonda held academic positions at the University of Aston in Birmingham, United Kingdom, and the University of Sydney, Australia. Dr. Gonda holds a B.Sc. in Chemistry and a Ph.D. in Physical Chemistry from Leeds University, United Kingdom. Dr. Gonda was the Chairman of our Scientific Advisory Board until August 2006. We believe that Dr. Gonda possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his experience in leading publicly traded pharmaceutical companies, his tenure with our Company and his knowledge of the pharmaceutical industry.

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

Juergen Froehlich, MD has served as our Chief Medical Officer since November 2013. He has more than 20 years of pharmaceutical industry experience in preclinical, clinical and regulatory activities at Boehringer Ingelheim, Genentech, Quintiles, Bristol-Myers Squibb, Ipsen and Vertex Pharmaceuticals. While at Genentech, Dr. Froehlich directed the clinical development, submission and approval of Activase for acute ischemic stroke and the early development of Xolair for the treatment of allergic rhinitis and allergic asthma. At Bristol-Myers Squibb, Dr. Froehlich oversaw the global life cycle management for Plavix and Avapro. At Ipsen, he directed the FDA submission and approval for Somatuline for acromegaly, oversaw development Dysport for cervical dystonia as well as clinical studies and regulatory strategies for recombinant porcine factor VIII in hemophilia. Dr. Forehlich was closely involved in the commercialization of various drugs and biloogics and alliance activities with other companies. Dr. Froehlich graduated from the Medical School at Wuerzburg University in Germany. He is a Diplomate of the American Board of Clinical Pharmacology, a Fellow of the American College of Clinical Pharmacology and a Fellow of the Faculty of Pharmaceutical Medicine. He also holds a dual executive MBA degree from the Graduate School of Business Administration in Zurich, Switzerland and from the State University of New York at Albany.

David Bell has been a director since August 2013. He currently serves as General Counsel and Vice President of Corporate Operations and Development of Grifols and Corporate Vice President of Grifols. He joined Grifols when it entered the U.S. market in 2003. Prior to joining Grifols, Mr. Bell was general counsel to Alpha Therapeutic Corporation following a 23-year career as a corporate litigator. We believe that Mr. Bell is qualified to serve as a member of our Board of Directors because of his legal experience, experience in the pharmaceutical industry and the perspective he brings as an affiliate of one of our major shareholders.

Lafmin Morgan has been a director since August 2013. He currently serves as President of Global Marketing of Grifols and Corporate Vice President of Grifols. Previously, he served as Vice President of U.S. Product Management of Talecris Biotherapeutics Holdings Corp, a wholly owned indirect subsidiary of Grifols (“Talecris”). Mr. Morgan joined Talecris from GlaxoSmithKline, where he served for more than twenty years in finance, sales, commercial strategy and marketing roles across multiple therapeutic areas. We believe that Mr. Morgan is qualified to serve as a member of our Board of Directors because of his experience in the pharmaceutical industry and the perspective he brings as an affiliate of one of our major shareholders.

Helen E. Short has been a director since May 2013. From September 1998 to March 2006, Ms. Short served as Vice President of Investor Relations for Johnson & Johnson, Inc., a diversified health care company. Ms. Short was a financial executive in several of the Johnson & Johnson subsidiaries from 1978 to 1998. She retired from a 34-year career at Johnson & Johnson in 2006. Ms. Short holds a B.S. in Commerce from Rider College, Trenton, N.J. and an Executive MBA from Pace University in New York, N.Y. We believe that Ms. Short is qualified to serve as a member of our Board of Directors because of her experience with financial management and investor relations in the pharmaceutical industry.

John M. Siebert, Ph.D. has been a director since November 2006. Dr. Siebert is a Partner and Chief Operating Officer of New Rhein Healthcare Investors, LLC. From May 2003 to October 2008, Dr. Siebert was the Chairman and Chief Executive Officer of CyDex, Pharmaceuticals, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA Labs Inc., a publicly traded drug delivery company. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he headed a division R&D and Quality group at Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co., Gillette and The Procter & Gamble Company. Dr. Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri. Dr. Siebert is a Director of Supernus Pharmaceuticals, Inc., a publicly traded pharmaceutical company. Dr. Siebert serves on the Audit Committee and Compensation Committees at Supernus. Dr. Siebert is also a member of the Board of Directors of Accu-Break Pharmaceuticals. Dr. Siebert is the Chairman of our Audit Committee and the designated “audit committee financial expert”. We believe that Dr. Siebert is qualified to serve as a member of our Board of Directors because of his experience as an executive officer with both publicly traded and private corporations in the pharmaceutical industry.

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since July 2009, Mr. Thompson has been Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director and chairman of the board of Questcor Pharmaceuticals, Inc., a publicly traded pharmaceutical company. We believe that Mr. Thompson possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his experience as both an executive officer and director of publicly traded and private corporations in the pharmaceutical industry.

Item 1A. Risk Factors

Except for historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the maintenance and establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

Risks Related to Our Business

Our dependence on collaborators may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into or maintain agreements with collaborators (such as the Grifols collaboration transaction) and to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest and, if we are able to under the terms of the agreement, we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our products subject to collaborative arrangements may never be successfully commercialized.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2013, we have an accumulated deficit of approximately $392.9 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with BE and our Phase 2a clinical trials showed promising results in both patients with CF and BE, there is no guarantee that longer term studies such as our Phase 3 studies, in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. This study has been completed and we are awaiting the final audited-study report. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

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

Although we typically select drugs for development that already have a substantial amount of safety data associated with them, and we also conduct a variety of preclinical studies, including animal inhalation toxicology studies, to support our product development, longer term safety studies in animals may be required by regulatory authorities before clinical trials and product approval. Longer term animal safety studies, such as the 9 month dog study from which we are awaiting the final audited study report, may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of our products or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.

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

Even if we are granted initial regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our present and future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional material must comply with FDA requirements. We, our collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.

Because our inhaled ciprofloxacin programs may rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation for the management of bronchiectasis. In June 2012, the FDA granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or BE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States and European Union for the treatment of CF.

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

Except for our inhaled ciprofloxacin program which we have licensed to Grifols, we may establish our own sales, marketing and distribution capabilities to market certain products to concentrated, easily addressable prescriber markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we may market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates will require a large sales force to call on, educate and support physicians and patients. While we have entered into collaborations and intend to enter into future collaborations with one or more pharmaceutical companies to sell, market and distribute such products, we may not be able to maintain such an arrangement or enter into any future arrangement on acceptable terms, if at all. Any collaboration we enter into may not be effective in generating meaningful product royalties or other revenues for us.

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

We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management, clinical, regulatory and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, and Dr. Juergen Froehlich, our Chief Medical Officer, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 12, 2014, our two largest investors, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel”). The sublease with Mendel is for approximately 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. In January 2012, Mendel waived their right to early termination of the sublease and we entered into a second amendment to the sublease for an additional approximately 3,300 square feet which commenced on April 1, 2012. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

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

	High	Low
2012
First Quarter	$0.17	$0.09
Second Quarter	0.17	0.12
Third Quarter	0.14	0.10
Fourth Quarter	0.14	0.11
2013
First Quarter	$0.13	$0.11
Second Quarter	0.20	0.09
Third Quarter	0.21	0.15
Fourth Quarter	0.21	0.17

As of March 6, 2014, there were 124 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

All information under this Item has been previously reported on our Current Reports on form 8-K, filed with the SEC.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the selected financial data for the years ended and as of December 31, 2013 and 2012 from our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended and as of December 31, 2011, 2010, and 2009 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of operations data:
Total revenues	$9,717	$1,007	$791	$4,383	$4,883
Total operating expenses	29,629	7,711	9,320	14,743	18,310
Loss from operations	(19,912)	(6,704)	(8,529)	(10,360)	(13,427)
Interest expense, net	(1,643)	(1,520)	(784)	(298)	(356)
Other income (expense), including extinguishment of debt	(9)	(2)	4	5,279	4
Net loss	(21,564)	(8,226)	(9,309)	(5,379)	(13,772)
Basic and diluted net loss per share	(0.06)	(0.04)	(0.05)	(0.04)	(0.15)
Shares used in computing basic and diluted net loss per share	366,165	201,310	183,419	128,660	92,348

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$48,131	$7,617	$8,664	$5,546	$9,131
Working capital	42,394	6,479	8,017	3,780	7,411
Total assets	50,424	8,966	10,556	7,628	11,965
Deferred revenue	4,379	—	—	—	—
Note payable and accrued interest to former related party	—	—	—	—	8,896
Note payable and accrued interest net of discount	9,035	8,513	8,207	—	—
Accumulated deficit	(392,924)	(371,360)	(363,134)	(353,825)	(348,446)
Total shareholders’ equity (deficit)	33,683	(1,441)	689	4,599	(173)

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

Our business is subject to significant risks including, but not limited to, our ability to maintain our collaboration agreement with Grifols, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

Investors are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate entering Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2013, we had an accumulated deficit of $392.9 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements and milestone payments from collaborators, proceeds from our 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Over the last nine years, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered with Grifols, our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Changes in the regulatory environment in the U.S. and other countries brought about by the introduction of electronic cigarettes have created the opportunity to develop our AERx nicotine product for direct to consumer markets outside of the traditional pharmaceutical markets, thus potentially significantly decreasing the time-to-market for this product. We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims. Such approval would also mitigate the risk the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

Inhaled Ciprofloxacin Program

See Note 6 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for information on the Grifols Collaboration Transaction.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. In June 2012, we received orphan drug designation in the U.S. for liposomal ciprofloxacin plus ciprofloxacin for cystic fibrosis. We may seek orphan drug designation for other eligible product candidates we develop. We have been issued three U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We are entering Phase 3 clinical trials with Pulmaquin in BE. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We have also conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with BE. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (CFUs - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed. Secondary efficacy endpoints being assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements.

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen-thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol population evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

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

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria (PNTM) infections with our inhaled liposomal ciprofloxacin products Pulmaquin and Lipoquin. The research program is being conducted in collaboration with Oregon State University, Corvalis.

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

Aspiration of gastric contents into the respiratory tract causes significant morbidity and mortality and is accepted as the key initiating event for aspiration pneumonitis – a form of acute lung injury caused by the acidity of the gastric contents, and aspiration pneumonia – the consequence of the growth of pathogenic bacteria contained in the oropharynx aspirated into the tracheobronchial tree. When subclinical events of gastric aspiration occur, it is described as “silent aspiration” or “microaspiration.” Chronic, recurrent micoroaspirations have been implicated in the pathogenesis and worsening of many severe chronic pulmonary diseases of unknown origin, such as idiopathic pulmonary fibrosis, bronchiolitis obliterans after lung transplantation, pulmonary disease in conditions associated with esophageal dysfunction and delayed gastric emptying such as cystic fibrosis and scleroderma, and the very common conditions of community acquired pneumonia in the elderly, asthma and COPD.

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

December 2012 Private Placement

On December 11, 2012, we entered into a definitive agreement for the sale of common stock to two existing shareholders, including accounts managed by First Eagle Investment Management LLC, in a private placement for aggregate gross proceeds of $6.0 million (the “December 2012 Private Placement”). The closing of the December 2012 Private Placement occurred on December 13, 2012. Under the terms of the agreement, we agreed to sell an aggregate of 50,000,000 shares of common stock at a price of $0.12 per share. After deducting for fees and expenses, the net proceeds from the sale of the shares of the common stock were approximately $5.5 million. We were required, among other things, to file a resale registration statement following the closing that covered the resale by the purchasers of the shares.

Grifols Collaboration Transaction

See Note 6 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the Grifols Collaboration Transaction.

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

Collaborative license and development agreements often require us to provide multiple deliverables, such as a license, research and development, product steering committee services and other performance obligations. These agreements are accounted for in accordance with ASC 605-25. Under this standard, delivered items are evaluated to determine whether such items 1) have value to our collaborators on a stand-alone basis and 2) if the item includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. We allocate non-contingent consideration to each stand-alone deliverable based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price, or BESP, for that deliverable. Significant management judgment may be required to determine the relative selling price of each element.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. We estimate our performance period used for revenue recognition based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

Royalty revenue is earned under the terms of the asset sale agreement with Zogenix and may be earned under the Grifols License Agreement. We recognize royalty revenue when the amounts can be determined and when collectability is probable. We anticipate recognizing revenue from quarterly royalty payments one quarter in arrears since we believe that we will not be able to determine quarterly royalty earnings until we receive our royalty statements from Zogenix, and possibly in the future from Grifols.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2013 and 2012, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Years ended December 31, 2013 and 2012

Our net loss increased by $13.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in the net loss resulted primarily from the $15.9 million non-cash collaboration arrangement acquisition cost, higher operating expenses due to the expenses associated with the 9 month inhalation dog study which started in October 2012, the preparation costs associated with the Pulmaquin Phase 3 trials, higher legal expenses and bonus expenses for executives related to the Grifols collaboration; this was offset by collaboration revenue from the Grifols collaboration due to the reimbursement of Pulmaquin project-related costs.

Total revenue was $9.7 million for the year ended December 31, 2013 as compared to $1.0 million for the year ended December 31, 2012. The increase in revenue is due to the recognition of revenue from the Grifols collaboration arrangement where we are being reimbursed for Pulmaquin project-related costs, including 9 month dog study-related expenses that were incurred starting in October 2012.

Operating expenses were $29.6 million for the year ended December 31, 2013, which represented a $21.9 million increase as compared to the year ended December 31, 2012. The increase in operating expenses was primarily due to the $15.9 million non-cash collaboration arrangement acquisition cost, higher research and development expenses resulting from slightly higher headcount, higher clinical trial costs as well as higher general and administrative costs. For the period ended December 31, 2013, higher research and development costs were mainly due to the completion of the 9 month inhalation dog study in 2013 and the preparation for the start of the Pulmaquin Phase 3 clinical trials which resulted in higher costs in contract manufacturing and testing as well as higher clinical trial expenses. General and administrative costs were higher in the period ended December 31, 2013 because of higher executive bonus payments and higher legal expenses both associated with the Grifols collaboration.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $48.1 million, total working capital of $42.4 million and shareholders’ equity of $33.7 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2014.

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of

209,774,558 shares of the Company’s common stock (“Common Stock”), to Grifols and an additional 124,193,546 shares of Common Stock to the Investors, for a total sale of 333,968,104 shares of Common Stock (the “Company Stock Sale”), for a purchase price of $0.124 per share. The aggregate gross consideration paid to the Company in the Company Stock Sale was approximately $41.4 million.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, proceeds from our 2011 royalty financing transaction, proceeds from our January 2005 restructuring transaction with Novo Nordisk, borrowings from Novo Nordisk, the sale of Intraject-related assets, the milestone payment received from Zogenix in 2010 and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception.

Our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates. In addition we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all when needed. If we are unable to obtain additional funds when required, we may be forced to delay or restrict all or a portion of our research and development programs or dispose of assets or technology.

Year ended December 31, 2013

As of December 31, 2013, we had cash, cash equivalents and short-term investments of $48.1 million, up from $7.6 million at December 31, 2012. The overall increase primarily resulted from the sale of common stock to Grifols and the Investors for net proceeds of $40.2 million along with the receipt of $13.1 million from Grifols for incurred and future Pulmaquin program-related expenses offset by the Company’s use of cash to fund operations.

Net cash provided by operating activities for the year ended December 31, 2012 was $0.3 million reflecting the result of operating activities after adjusting our $21.6 million net loss for non-cash expenses, including $15.9 million in collaboration arrangement acquisition cost, $0.8 million in depreciation and stock based compensation, offset by changes in operating assets and liabilities of $5.0 million. Net cash provided by financing activities for the year ended December 31, 2013 was $40.3 million from the sale of common stock in the Company Stock Sale and the proceeds from the purchase of stock through the ESPP.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying consolidated balance sheets of Aradigm Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Aradigm Corporation at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ OUM & Co LLP

San Francisco, California

March 12, 2014

ARADIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,131	$7,414
Short-term investments	—	203
Receivables	92	41
Prepaid and other current assets	1,448	106

Total current assets	49,671	7,764
Property and equipment, net	400	727
Other assets	353	475

Total assets	$50,424	$8,966

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$619	$330
Accrued clinical and cost of other studies	1,831	500
Accrued compensation	198	184
Deferred revenue	4,379	—
Facility lease exit obligation	168	144
Other accrued liabilities	82	127

Total current liabilities	7,277	1,285
Deferred rent, non-current	132	144
Facility lease exit obligation, non-current	297	465
Note payable and accrued interest	9,035	8,513

Total liabilities	16,741	10,407

Commitments and contingencies (Note 8)

Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 1,001,830,627 at December 31, 2013 and 297,527,214 at December 31, 2012; issued and outstanding shares:587,252,904 at December 31, 2013; 251,346,385 at December 31, 2012	426,607	369,919
Accumulated deficit	(392,924)	(371,360)

Total shareholders’ equity (deficit)	33,683	(1,441)

Total liabilities and shareholders’ equity (deficit)	$50,424	$8,966

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012
Revenue:
Contract revenue	$8,672	$—
Royalty revenue	1,045	1,007

Total revenues	9,717	1,007

Operating expenses:
Research and development	8,884	3,781
General and administrative	4,775	3,896
Collaboration arrangement acquisition cost	15,943	—
Restructuring and asset impairment	27	34

Total operating expenses	29,629	7,711

Loss from operations	(19,912)	(6,704)
Interest income	6	10
Interest expense	(1,649)	(1,530)
Other expense, net	(9)	(2)

Net loss	(21,564)	(8,226)
Change in unrealized losses on available-for-sale securities	—	(1)
Comprehensive loss	$(21,564)	$(8,227)

Basic and diluted net loss per common share	$(0.06)	$(0.04)

Shares used in computing basic and diluted net loss per common share	366,165	201,310

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

	Common Stock
	Shares	Amount
Balances at December 31, 2011	198,831,216	$363,822	1	$(363,134)	689
Issuance of common stock in a private offering, net of issuance costs	50,000,000	5,547	—	—	5,547
Issuance of common stock under the employee stock purchase plan	630,752	77	—	—	77
Issuance of restricted stock awards	1,884,417	—	—	—	—
Stock-based compensation	—	473	—	—	473
Net loss	—	—	—	(8,226)	(8,226)
Unrealized loss on available-for-sale investments	—	—	(1)	—	(1)

Balances at December 31, 2012	251,346,385	369,919	—	(371,360)	(1,441)
Issuance of common stock in a private offering, net of issuance costs	333,968,104	40,227	—	—	40,227
Issuance of common stock under the employee stock purchase plan	865,082	95	—	—	95
Issuance of restricted stock awards	1,213,333	—	—	—	—
Cancellation of restricted stock awards	(150,000)	—	—	—	—
Exercise of options	10,000	2	—	—	2
Stock-based compensation	—	421	—	—	421
Stock discount on Grifols arrangement	—	15,943	—	—	15,943
Net loss	—	—	—	(21,564)	(21,564)

Balances at December 31, 2013	587,252,904	$426,607	$—	$(392,924)	$33,683

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,564)	$(8,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and accretion of investments	29	14
Depreciation and amortization	370	391
Stock-based compensation expense	421	473
Collaboration arrangement acquisition cost	15,943	—
Amortization of note discount	94	59

Changes in operating assets and liabilities:
Receivables	(49)	(5)
Prepaid and other current assets	(1,342)	55
Other assets	121	107
Accounts payable	289	134
Accrued compensation	14	(11)
Accrued liabilities	1,714	466
Deferred rent	(12)	12
Deferred revenue	4,379	—
Facility lease exit obligation	(143)	(120)

Net cash provided by (used in) operating activities	264	(6,651)

Cash flows from investing activities:
Capital expenditures	(43)	(5)
Purchases of available-for-sale investments	(2,852)	(2,502)
Proceeds from maturities of available-for-sale investments	3,026	8,800

Net cash provided by investing activities	131	6,293

Cash flows from financing activities:
Proceeds from private offering of common stock, net	40,227	5,547
Proceeds from issuance of common stock to Employee Stock Purchase Plan	95	77

Net cash provided by financing activities	40,322	5,624

Net increase in cash and cash equivalents	40,717	5,266
Cash and cash equivalents at beginning of year	7,414	2,148

Cash and cash equivalents at end of year	$48,131	$7,414

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Aradigm Corporation (the “Company”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the prevention and treatment of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products in the upcoming year. The Company operates as a single operating segment.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2013, the Company had an accumulated deficit of $392.9 million, working capital of $42.4 million and shareholders’ equity of $33.7 million. The Company believes that its cash and cash equivalents totaling $48.1 million as of December 31, 2013 will be sufficient to fund its operations at least through 2014. However, the Company’s business strategy may require it to , or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations and comprehensive net loss (see Note 5).

Costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free rate that was used to measure the liability initially.

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and ASC 605-25, Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized.

The Company estimates its performance period used for revenue recognition based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

The Company prospectively adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605); Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) for new and materially modified arrangements originating on or after January 1, 2010. ASU 2009-13 provides updated guidance on how the deliverables in an arrangement should be separated, and how consideration should be allocated, and it changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available.

The Company allocates non-contingent consideration to each stand-alone deliverable based upon the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses best estimated selling price, or BESP, for that deliverable.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, it will record a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2013 and 2012, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, it would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase. Unvested restricted stock awards subject to repurchase totaled 769,000 shares and 1,453,000 shares for the years ended December 31, 2013 and 2012, respectively. Potentially dilutive securities were not included in the net loss per share calculation for the years ended December 31, 2013 and 2012 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2013	2012
Outstanding stock options	7,766	6,755
Unvested restricted stock awards	769	1,453
Outstanding warrants	2,841	2,841

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are of significance, or potential significance to the Company.

2. Cash, Cash Equivalents and Short-term Investments

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
December 31, 2013
Cash and cash equivalents	$48,131	$—	$—	$48,131

December 31, 2012
Cash and cash equivalents	$7,414	$—	$—	$7,414

Short-term investments:
U.S. Treasury notes	$203	—	—	$203

Total	$7,617	$—	$—	$7,617

All short-term investments at December 31, 2012 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

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

Description	Balance December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$48,131	$48,131	$—	$—

The Company’s cash and cash equivalents at December 31, 2013 consist of cash and money market funds. Money market funds are valued using quoted market prices. The Company uses an independent third party pricing service to value these securities. The pricing service uses observable inputs such as new issue money market rates, adjustment spreads, corporate actions and other factors and applies a series of matrices pricing model. The Company performs a review of prices reported by the pricing service to determine if they are reasonable estimates of fair value. In addition, the Company performs a review of its securities to determine the proper classification in accordance with the fair value hierarchy.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$4,412	$4,385
Furniture and fixtures	1,138	1,138
Lab equipment	2,138	2,138
Computer equipment and software	2,651	2,640
Leasehold improvements	1,844	1,839

Property and equipment	12,183	12,140
Less accumulated depreciation and amortization	(11,783)	(11,413)

Property and equipment, net	$400	$727

Depreciation expense was $370,000 and $391,000 for the years ended December 31, 2013 and 2012, respectively.

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

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the Consolidated Statement of Operations and Comprehensive Loss. The lease exit liability activity for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$609	$729
Accretion expense	26	34
Lease payments	(170)	(154)

Balance at end of the year	$465	$609

The Company classified $168,000 of the $465,000 lease exit liability in current liabilities and the remaining $297,000 in non-current liabilities in the accompanying consolidated balance sheet at December 31, 2013.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 209,774,558 shares of the Company’s common stock (“Common Stock”), to Grifols and an additional 124,193,546 shares of Common Stock to the Investors, for a total sale of 333,968,104 shares of Common Stock (the “Company Stock Sale”), for a purchase price of $0.124 per share. The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

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

Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $0.124 per share, which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of the other conditions of closing, the stock price rose to $0.20 at the time of closing. Consequently, the contractual price of $0.124 per share resulted in a $0.076 per share discount from the August 27, 2013 closing price of $0.20 per share, or a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 at $0.20 per share. This discount, which is a non-cash charge, has been recorded as Collaboration Arrangement Acquisition Cost in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, reimbursement of development costs up to $65 million and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the year ended December 31, 2013, the Company recognized $8.7 million in contract revenue related to services performed and costs incurred during the year as well as costs incurred from the period August 1, 2012 to June 30, 2013, which were reimbursable under the terms of the License Agreement. Revenue has been recognized under the License Agreement at December 31, 2013 as follows: the Company has a deferred revenue balance as of December 31, 2013 of $4.4 million for reimbursements billed in advance of performance of collaboration services and in advance of incurring costs and expenses for the year ended December 31, 2013 and has recognized contract revenues of $8.7 million in the year ended December 31, 2013 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to development of Pulmaquin for non-cystic fibrosis bronchiectasis prior to execution of the License Agreement on August 27, 2013 and through the year ended December 31, 2013.

Costs incurred under the Grifols License Agreement in the years ended December 31, 2013 and 2012 are $7.6 million and $1.1 million. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses. Contract revenue in the year ended December 31, 2013 includes a total of $1.1 million, respectively for reimbursement of direct costs reported as research and development expenses incurred in the year ended December 31, 2012.

Option Agreement

Simultaneously with execution of the License Agreement, Aradigm entered into an Option Agreement (the “Option Agreement”) with Grifols granting Grifols a limited term option to license Aradigm’s AERx pulmonary drug delivery platform for use with another molecule. The Option Agreement affords Grifols a limited period of time to conduct a diligence assessment. If Grifols elects to proceed with a license, Grifols will pay Aradigm a low single digit royalty on net sales but bear all costs associated with development and commercialization.

Governance Agreement

The Governance Agreement sets forth certain rights and obligations of the Company and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of Common Stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in the Company.

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

7. Royalty Agreement, Note Payable, and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company is entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of approximately $1.0 million for the twelve months ended December 31, 2013.

Royalty Financing

In June 2011, the Company entered into an $8.5 million royalty financing agreement with a syndicate of lenders. The agreement created a debt obligation (the “Term Loan”) that will be repaid through and secured by royalties from net sales of the SUMAVEL DosePro needle-free delivery system payable to the Company under its Asset Purchase Agreement (“APA”) with Zogenix.

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees, transaction and legal expenses (approximately $473,000) and an additional $250,000 set aside for an Interest Reserve Account. The lenders are entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan will accrue interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall will be capitalized and added to the principal balance of the Term Loan. During the three months ended March 31, 2012, the Interest Reserve Account was fully utilized and future shortfalls were capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan.

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contains a minimum royalty covenant. If the minimum royalty covenant is breached and the subsidiary does not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders have the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made a cash payment of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the twelve months ended December 31, 2013 the covenant was again breached and the cumulative cash shortfall the Company would need to contribute to keep the agreement from default stands at $525,000. The Company has elected not to make this or any future cash contributions and on March 4, 2014, the Company and the other parties executed an assignment agreement that transferred the rights to the lenders, effective as of February 28, 2014, for all future payments from Zogenix under the APA in full and complete satisfaction of the Company’s obligations under the loan agreement and the other agreements entered into in connection with the royalty financing.

The Company capitalized the fees, transaction and legal expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses were to be amortized to interest expense using the effective interest method over a period of 48 months, but the full amount of the remaining capitalized fees and expenses will be recognized in the accounting period following the completion of the transfer of payment rights to the lenders.

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

8. Leases, Commitments and Contingencies

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2013 are as follows (in thousands):

	Operating Leases	Mendel Sub-Lease	Net Operating Lease Payments
Year ending December 31:
2014	$1,844	$(1,167)	$677
2015	1,917	(1,201)	716
2016	1,020	(640)	380

Total minimum lease payments	$4,781	$(3,008)	$1,773

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

The sublease commenced in July 2007 and expires concurrently with the master lease in July 2016. Under the sublease and amendments, Mendel will make monthly base rent payments until the end of the term totaling $3.0 million that will offset a portion of the Company’s existing building lease obligation. Under the terms of the second amendment to the sublease entered into in January 2012 Mendel waived their right to early termination. Mendel will also pay the Company for its share of all pass through costs such as taxes, operating expenses and utilities based on the percentage of the facility space occupied by them.

The Company’s monthly rent payments fluctuate under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2013 and 2012, the Company had $132,000 and $144,000 of deferred rent, respectively.

For the years ended December 31, 2013 and 2012, building rent expense under operating leases totaled $594,000 and $600,000, respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2013 or 2012.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9. Shareholders’ Equity (Deficit)

On May 20, 2013, the Company and Grifols and certain other investors (the “Investors”) entered into a Stock Purchase Agreement, pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 209,774,558 shares of the Company’s Common Stock, to Grifols and an additional 124,193,546 shares of Common Stock to the Investors, for a total sale of 333,968,104 shares of Common Stock, for a purchase price of $0.124 per share. The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

On December 13, 2012, the Company closed the December 2012 Private Placement. After deducting for fees and expenses, the net proceeds from the sale of the shares of common stock were approximately $5.5 million.

Reserved Shares

At December 31, 2013, the Company had 7,766,300 shares reserved for future issuance upon exercise of options under all stock option plans and 40,869,591 shares of common stock reserved for future issuance of new option grants. The Company had 2,688,643 shares available for future issuances under the ESPP. Additionally, the Company had 2,840,909 shares reserved for outstanding warrants at December 31, 2013.

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

In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 960,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 400,000 shares to 2,000,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning in 2001 and ending 2005. As of December 31, 2013, the Company had 110,000 options outstanding and no shares were available for future grants under the 1996 Plan.

In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 2,918,638 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 1,999,252 shares of the Company’s common stock had been granted under the 1996 Plan, and 919,386 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s Board of Directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 2,000,000. In April 2007, the Company’s Board of Directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 1,600,000 shares. In March 2008, the Company’s Board of Directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 2,700,000. In March 2010, the Company’s Board of Directors amended, and in May 2010, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. In March 2012, the Company’s Board of Directors amended, and in May 2012, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 4,000,000. In May of 2013, the Company’s Board of Directors amended, and in July 2013, the Company’s shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 40,000,000. Shares available for future grants totaled 40,869,591 as of December 31, 2013 for the 2005 Plan.

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

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2013 and 2012, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 1,170,000 shares and 560,000 shares during the years ended December 31, 2013 and 2012, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 670,000 shares and 560,000 shares during 2013 and 2012, respectively. The 2005 Plan had 7,656,300 option shares outstanding as of December 31, 2013.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 45,000 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. As of December 31, 2013, there were no outstanding options in this plan and there were no additional shares available for grant.

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2013:

		Options Outstanding
	Shares Available for Grant of Option or Award	Number of Shares	Price per Share			Weighted Average Exercise Price
Balance at December 31, 2011	750,133	6,843,508	$0.12	—	$24.10	$1.05
Options granted	(560,000)	560,000	$0.15	—	$0.15	$0.15
Increase in authorized shares	4,000,000	—	$—	—	$—	$—
Options cancelled	648,308	(648,308)	$0.13	—	$24.10	$2.52
Restricted stock awards granted	(1,884,417)	—	$—	—	$—	$—

Balance at December 31, 2012	2,954,024	6,755,200	$0.12	—	$12.00	$0.83
Options granted	(1,170,000)	1,170,000	$0.12	—	$0.20	$0.16
Increase in authorized shares	40,000,000	—	—		—	—
Options cancelled	148,900	(148,900)	$0.15	—	$10.80	$1.92
Options exercised	—	(10,000)	$0.16	—	$0.16	$0.16
Restricted stock awards granted	(1,213,333)	—	$—	—	$—	$—
Restricted stock awards cancelled	150,000	—	$—	—	$—	$—

Balance at December 31, 2013	40,869,591	7,766,300	$0.12	—	$12.00	$0.71

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	Of	Contractual	Exercise	Number of	Exercise
Exercise Price Range	Shares	Life (In Years)	Price	Shares	Price
$0.12 - $0.13	370,000	6.90	$0.12	355,000	$0.12
$0.15 - $0.15	1,071,000	7.69	0.15	861,000	0.15
$0.16 - $0.17	1,233,000	7.50	0.17	733,000	0.16
$0.18 - $0.18	1,344,000	6.00	0.18	1,344,000	0.18
$0.19- $0.25	1,211,500	5.41	0.23	1,199,000	0.23
$0.39- $1.60	1,347,800	3.89	1.26	1,347,800	1.26
$1.64- $1.87	999,000	2.57	1.80	999,000	1.80
$3.14 - $6.90	156,000	1.39	4.77	156,000	4.77
$7.95 - $7.95	12,000	1.07	7.95	12,000	7.95
$12.00 - $12.00	22,000	0.16	12.00	22,000	12.00

	7,766,300	5.50	$0.71	7,028,800	$0.77

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2013 and 2012 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2013 and 2012, the aggregate intrinsic value of options outstanding was $45,000 and $3,000, respectively. As of December 31, 2013, options to purchase 7,028,200 shares of common stock were exercisable and had an aggregate intrinsic value of $40,000. Ten thousand stock options were exercised in 2013 and none were exercised in 2012.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the years ending December 31, 2013 and 2012 is presented below. The ending balances represent the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	938,976	0.19
Restricted stock awards granted	1,884,417	0.14
Restricted share awards vested	(1,370,309)	0.16

Balance at December 31, 2012	1,453,084	0.14
Restricted stock awards granted	1,213,333	0.16
Restricted stock awards cancelled	(150,000)	0.15
Restricted share awards vested	(1,747,750)	0.14

Balance at December 31, 2013	768,667	0.18

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that did vest during the years ended December 31, 2013 and 2012 was $307,000 and $185,000, respectively. The Company retained purchase rights to 769,000 and 1,453,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2013 and 2012, respectively. Total employee stock-based compensation expense for restricted stock awards was $215,000 and $236,000 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2011, the Company issued 78,947 shares of restricted stock units with no exercise price to non-employee members of its Board of Directors. The units will vest on the earlier of either a change in control of the Company or upon the grantee’s termination of service as a Board member. In both 2013 and 2012, the non-employee members of the Board of Directors elected to forego all or a portion of their cash compensation in exchange for the aforementioned restricted stock unit grants and restricted stock awards.

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

As of December 31, 2013, a total of 4,361,357 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 1,000,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. In March 2013, the Company’s

Board of Directors amended, and in May 2013 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 2,500,000. As of December 31, 2013, there was a balance of 2,688,643 available authorized shares. Compensation expense was $106,000 and $57,000 for the years ended December 31, 2013 and 2012, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2013	2012
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	245.1%	105.3%
Risk-free interest rate	0.2%	1.0%
Expected life (years)	2.00	2.00
Weighted-average fair value of purchase rights granted during the period	$0.14	$0.12

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

The following table shows stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2013 and 2012, (in thousands, except per share amounts):

	2013	2012
Costs and Expenses
Research and development	$138	$102
General and administrative	283	371

Total employee stock-based compensation expense	$421	$473

Impact on basic and diluted net loss per common share	$(0.00)	$(0.00)

There was no capitalized stock-based compensation cost as of December 31, 2013. Since the Company has cumulative net losses through December 31, 2013, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to unvested stock options and stock purchases net of forfeitures was $88,000 as of December 31, 2013. This amount will be recognized over a weighted average period of 2.76 years. As of December 31, 2013, $106,000 of total unrecognized compensation costs, net of forfeitures, related to unvested awards is expected to be recognized over a weighted average period of 0.32 years.

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

	Years Ended December 31
	2013	2012
Dividend yield	0.0%	0.0%
Volatility factor	173.0%	172.0%
Risk-free interest rate	1.4%	0.8%
Expected term (years)	5.7	5.3
Weighted-average fair value of options granted during the periods	$0.15	$0.14

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10. Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2013 statutory limit of $17,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions up to a maximum of three percent of an employee’s annual salary based upon the employee’s contribution and certain other limitations. The Company’s employer matching contribution expense was $40,000 and $10,000 in 2013 and 2012, respectively.

11. Income Taxes

In 2013 and 2012, the Company recorded an income tax benefit of zero. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$16,739	$14,332
Research and development credits	6,509	6,509
Federal orphan drug credits	7,228	7,228
Other	1,210	1,881

Total deferred tax assets	31,686	29,950
Valuation allowance	(31,686)	(29,950)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2013 and 2012, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $1.7 million during the year ended December 31, 2013 and increased by $5.0 million during the year ended December 31, 2012. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Income tax benefit at federal statutory rate	$(7,544)	$(2,878)
State taxes (net of federal)	186	(648)
Credits	—	(662)
Other	43	(842)
Collaboration arrangement acquisition cost	5,580	—
Change in valuation allowance	1,735	5,030

Total	$—	$—

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately 41.2 million and federal orphan drug credit carryforwards of approximately $7.2 million, which expire in the years 2019 through 2032. The Company also had California net operating loss carryforwards of approximately $40.1 million, which expire in the years 2014 through 2033, and California research and development tax credit carryforwards of approximately $10.0 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $41.2 million will begin to expire from 2019 to 2033, subject to the annual limitations. Federal tax credit carryforwards totaling $7.3 million will begin to expire from 2028 to 2032, subject to the annual limitations. State operating loss carryforwards totaling $40.1 million will begin to expire from 2014 to 2033, subject to annual limitations. State tax credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2013.

Utilization of the Company’s NOL and credit carryforwards may be subject to additional annual limitations based on future stock issuances or ownership changes. Such future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization. Based on the analyses performed on ownership changes that have occurred from inception through December 31, 2013, the Company expects to be able to use the NOL and tax credit carryforwards as noted above.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years from 1998 due to net operating losses and tax credits that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2013, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12. Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$279	$248	$4,552	$4,638

Operating expenses:
Research and development	1,984	1,423	1,593	3,884
General and administrative	1,220	1,118	1,463	974
Collaboration arrangement acquisition cost	—	—	15,943	—
Restructuring and asset impairment	7	7	7	6

Total expenses	3,211	2,548	19,006	4,864

Loss from operations	(2,932)	(2,300)	(14,454)	(226)
Interest expense, net	(392)	(406)	(420)	(425)
Other expense	(1)	(4)	—	(4)

Loss before income taxes	(3,325)	(2,710)	(14,874)	(655)
Income tax provision	—	—	—	—

Net loss	$(3,325)	$(2,710)	$(14,874)	$(655)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.00)

Shares used in computing basic and diluted net loss per common share	249,941	250,417	374,126	586,391

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$282	$240	$262	$223

Operating expenses:
Research and development	786	700	818	1,477
General and administrative	1,083	913	1,013	887
Restructuring and asset impairment	9	9	8	8

Total expenses	1,878	1,622	1,839	2,372

Loss from operations	(1,596)	(1,382)	(1,577)	(2,149)
Interest expense, net	(366)	(379)	(381)	(394)
Other income (expense)	2	—	(4)	—

Loss before income taxes	(1,960)	(1,761)	(1,962)	(2,543)
Income tax provision	(1)	—	—	—

Net loss	$(1,961)	$(1,761)	$(1,962)	$(2,543)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	197,923	198,406	198,670	201,137

13. Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2013 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the financial statements other than as discussed in Note 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2014 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2014 Proxy Statement”).

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.11(30)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

Exhibit No.	Description

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.
10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.

Exhibit No.	Description

10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among the Company, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among the Company and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and between the Company and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and between the Company and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among the Company and the investors party thereto.

10.35(25)	Amended and Restated Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.36(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.37(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.38(25)	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investor party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011 among the Company and the buyers party thereto.

10.41(27)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.42(27)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.43(28)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.44(28)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.45(28)	Form of Governance Agreement by and among the Company and Grifols, S.A.

10.46(28)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.
10.47(28)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

10.48(29)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

Exhibit No.	Description

10.49(31)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.50(31)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.51(32)	Assignment, Assumption, Waiver and Consent, effective February 28, 2014, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC..

10.52†	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

21.1†	List of Subsidiaries of the Company.

23.1†	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(33)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
+	Represents a management contract or compensatory plan or arrangement.
#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.
(10)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.
(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.

(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(28)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(29)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(30)	Incorporated by reference to the Company’s Form 8-K filed on February 3, 2014.
(31)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2014, as amended.
(32)	Incorporated by reference to the Company’s Form 8-K filed on March 3, 2014, as amended.
(23)	Pursuant to Rule 406Tof Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Aradigm, Lipoquin, Pulmaquin, AERx, AERx Essence and AERx Strip are registered trademarks of the Company.

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 13th day of March 2014.

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

Signature	Title	Date

/s/ Igor Gonda	President, Chief Executive Officer and Director	March 13, 2014
Igor Gonda	(Principal Executive Officer)

/s/ Nancy E. Pecota	Vice President, Finance and Chief Financial Officer	March 13, 2014
Nancy E. Pecota	(Principal Financial and Accounting Officer)

/s/ Virgil D. Thompson	Chairman of the Board and Director	March 13, 2014
Virgil D. Thompson

/s/ David Bell	Director	March 13, 2014
David Bell

/s/ Lafmin Morgan	Director	March 13, 2014
Lafmin Morgan

/s/ Helen Short	Director	March 13, 2014
Helen Short

/s/ John M. Siebert	Director	March 13, 2014
John M. Siebert

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(24)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.11(30)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)	Promissory Note and Security Agreement, dated July 3, 2006, by and between the Company and Novo Nordisk AS

10.9(7)	Amended and Restated Stock Purchase Agreement, dated as of January 26, 2005, by and among the Company, Novo Nordisk A/S and Novo Nordisk Pharmaceuticals, Inc.

10.10(7)#	Asset Purchase Agreement, dated as of August 25, 2006, by and between the Company and Zogenix, Inc.

10.11(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.12(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.13(9)#	Restructuring Agreement, dated as of September 28, 2004, by and among the Company, Novo Nordisk A/S and Novo Nordisk Delivery Technologies, Inc.

Exhibit No.	Description

10.14(10)	Securities Purchase Agreement, dated as of December 17, 2004, by and among the Company and the purchasers named therein.

10.15(11)#	Second Amended and Restated License Agreement, dated as of July 3, 2006, by and between the Company and Novo Nordisk A/S.

10.16(12)	Consulting Agreement effective as of July 2, 2007 by and between the Company and Norman Halleen.

10.17(13)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.18(14)	Manufacturing Agreement between the Company and Enzon Pharmaceuticals, Inc. dated August 8, 2007.

10.19(15)#	Exclusive License, Development and Commercialization Agreement, dated as of August 30, 2007, by and between the Company and Lung Rx, Inc.

10.20(15)#	Collaboration Agreement, dated as of August 31, 2007, by and between the Company and CyDex, Inc.

10.21(16)+	2005 Equity Incentive Plan, as amended

10.22(17)+	Employee Stock Purchase Plan, as amended.

10.23(18)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.24(19)	Separation Agreement between the Company and Dr. Babatunde Otulana, dated as of December 12, 2008.
10.25(19)	Consulting Agreement for Independent Contractors between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.26(19)	International Scientific Advisory Agreement between the Company and Dr. Babatunde Otulana, effective as of January 1, 2009.

10.27(20)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.28(21)	Security Agreement, dated as of July 30, 2009 by and among the Company, Igor Gonda, Jeffery Grimes and Nancy Pecota.

10.29(22)	Securities Purchase Agreement, dated June 18, 2010, by and among the Company and investors listed on the Schedule of Buyers attached thereto.*

10.30(22)	Form of Registration Rights Agreement used in connection with the June 2010 private placement.

10.31(22)	Form of Warrant used in connection with the June 2010 private placement.

10.32(23)	Stock Purchase Agreement, dated as of July 30,02010, by and between the Company and Novo Nordisk A/S.*

10.33(23)	Registration Rights Agreement, dated as of July 20, 2010, by and between the Company and Novo Nordisk A/S.

10.34(23)	First Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated as of July 20, 2010, by and among the Company and the investors party thereto.

10.35(25)	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

Exhibit No.	Description

10.36(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.37(25)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.38(25)	Form of Indemnification Agreement.

10.39(26)	Securities Purchase Agreement, dated as of July 5, 2011, among the Company and the investor party thereto.

10.40(26)	Registration Rights Agreement, dated as of July 5, 2011 among the Company and the buyers party thereto.

10.41(27)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.42(27)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.43(28)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.44(28)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.45(28)	Form of Governance Agreement by and among the Company and Grifols, S.A.

10.46(28)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.

10.47(28)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

10.48(29)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

10.49(31)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.50(31)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.51(32)	Assignment, Assumption, Waiver and Consent, effective February 28, 2014, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC..

10.52†	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

21.1†	List of Subsidiaries of the Company.

23.1†	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (signature page).

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.1(33)	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
+	Represents a management contract or compensatory plan or arrangement.

#	The Commission has granted the Company’s request for confidential treatment with respect to portions of this exhibit.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on November 15, 2004.
(10)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2004.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.
(12)	Incorporated by reference to the Company’s Form 8-K filed on July 11, 2007.
(13)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(14)	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2007.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2007.
(16)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(19)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2008.
(20)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(21)	Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2009.
(22)	Incorporated by reference to the Company’s Form 8-K filed on June 21, 2010.
(23)	Incorporated by reference to the Company’s Form 8-K filed on August 2, 2010.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(25)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(26)	Incorporated by reference to the Company’s Form 8-K filed on July 6, 2011.
(27)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(28)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(29)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(30)	Incorporated by reference to the Company’s Form 8-K filed on February 3, 2014.
(31)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2014 as amended.
(32)	Incorporated by reference to the Company’s Form 8-K filed on March 3, 2014.
(33)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.