Form 10-Q
period 2014-03-31
ARADIGM CORP
filed 2014-05-14
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 9, 2014)
Common	588,327,502

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013 (Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$41,705	$48,131
Receivables	2,693	92
Restricted cash	250	—
Prepaid and other current assets	1,281	1,448

Total current assets	45,929	49,671
Property and equipment, net	493	400
Other assets	90	353

Total assets	$46,512	$50,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,565	$619
Accrued clinical and cost of other studies	1,305	1,831
Accrued compensation	439	198
Deferred revenue	691	4,379
Facility lease exit obligation	174	168
Other accrued liabilities	326	82

Total current liabilities	4,500	7,277
Deferred rent	126	132
Facility lease exit obligation, non-current	254	297
Note payable and accrued interest	—	9,035

Total liabilities	4,880	16,741

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 1,001,830,627 at March 31, 2014 and December 31, 2013; issued and outstanding shares: 587,702,904 at March 31, 2014: 587,252,904 at December 31, 2013	426,800	426,607
Accumulated deficit	(385,168)	(392,924)

Total shareholders’ equity	41,632	33,683

Total liabilities and shareholders’ equity	$46,512	$50,424

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenue:
Contract revenue	$6,242	$—
Grant revenue	189	—
Royalty revenue	200	279

Total revenue	6,631	279

Operating expenses:
Research and development	5,796	1,984
General and administrative	1,651	1,220
Restructuring and asset impairment	6	7

Total operating expenses	7,453	3,211

Loss from operations	(822)	(2,932)
Interest income	2	2
Interest expense	(288)	(394)
Other expense	(1)	(1)
Gain on assignment of royalty interests	5,823	—
Gain from extinguishment of debt	3,041	—

Net income (loss)	$7,755	$(3,325)

Change in unrealized gains (losses) on available-for-sale securities	—	—
Comprehensive income (loss)	$7,755	$(3,325)

Basic and diluted net income (loss) per common share	$0.01	$(0.01)

Shares used in computing basic net income (loss) per common share	586,767	249,941

Shares used in computing diluted net income (loss) per common share	588,412	249,941

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,755	$(3,325)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and accretion of investments	—	19
Depreciation and amortization	74	93
Stock-based compensation expense	193	95
Amortization of note discount	19	20
Gain on assignment of royalty interests	(5,823)	—
Gain from extinguishment of debt	(3,041)	—
Changes in operating assets and liabilities:
Receivables	(2,601)	(1)
Prepaid and other current assets	167	(89)
Restricted cash	(250)	—
Other assets	26	26
Accounts payable	947	(126)
Accrued compensation	241	61
Other liabilities	(235)	278
Deferred rent	(6)	—
Facility lease exit obligation	(37)	(32)
Deferred revenue	(3,688)	—

Net cash used in operating activities	(6,259)	(2,981)

Cash flows from investing activities:
Capital expenditures	(167)	(1)
Purchases of short-term investments	—	(2,509)
Proceeds from sales and maturities of short-term investments	—	203

Net cash (used in) investing activities	(167)	(2,307)

Net decrease in cash and cash equivalents	(6,426)	(5,288)
Cash and cash equivalents at beginning of period	48,131	7,414

Cash and cash equivalents at end of period	$41,705	$2,126

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	(237)	—
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	(9,101)	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. Organization, Basis of Presentation and Liquidity

Organization

Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products during the year. The Company operates as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 13, 2014 (the “2013 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2013 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2014, the Company had an accumulated deficit of $385.2 million, working capital of $41.4 million and shareholders’ equity of $41.6 million. The Company had cash and cash equivalents of approximately $41.7 million as of March 31, 2014. Management believes that this amount will be sufficient to meet its obligations through the year ended December 31, 2014. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations and comprehensive net income (loss) (see Note 5).

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

Funded Research and Development—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical and clinical studies and contract manufacturing are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. The Company estimated its current tax exposure to be zero as it expects to be able to utilize its NOLs to offset the income recognized in the quarter and year to date. The Company has updated its Section 382 analysis through December 31, 2013 and noted no additional changes since the last change in 2010.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2013, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

During the three months ended March 31, 2014, the Company had pre-tax income of $7.8 million. The provision for federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers. Accordingly, the Company reduced its valuation allowance and recognized a tax benefit in an amount equal to the provision for such pre-tax income.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were included for the quarter ended March 31, 2014 but were excluded in the other period presented, because inclusion of such shares would have been anti-dilutive.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s 2013 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash, Cash Equivalents

At March 31, 2014 and December 31, 2013, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at March 31, 2014 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Sublease Agreement and Lease Exit Liability

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California. In April 2009, the Company entered into an amendment to its sublease agreement with Mendel to sublease an additional 1,550 square feet. In January 2012, the Company entered into a second amendment to the sublease with Mendel in which Mendel leased an additional 3,300 square feet and at that time Mendel waived their right to early termination. The sublease with Mendel now expires concurrently with the Company’s master lease for the Hayward facility in July of 2016.

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

The lease exit liability activity for the three months ended March 31, 2014 is as follows (in thousands):

Three Months Ended
March 31, 2014
Balance at January 1, 2014	$465
Accretion expense	6
Lease payments	(43)

Balance at March 31, 2014	$428

As of March 31, 2014, $174,000 of the $428,000 balance was recorded as a current liability and $254,000 was recorded as a non-current liability.

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

In conjunction with signing the Stock Purchase Agreement, the Company and Grifols agreed to enter into a License and Collaboration Agreement (the “License Agreement”) at the closing of the Company Stock Sale. The License Agreement exclusively licenses the Company’s inhaled liposomal ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications (the “Program”) to Grifols on a worldwide basis. Grifols funds development expenses and will commercialize products from the Program (“Products”), and pay development milestones and royalties on future commercial sales of Products. The License Agreement is described further below.

On July 15, 2013 shareholders of the Company (i) approved certain amendments to the Company’s charter, including amendments necessary to increase the total number of shares of Common Stock authorized to be issued by the Company to at least 706,830,627 shares, including the 333,968,104 shares to be sold in the Company Stock Sale (the “Charter Amendment”) and (ii) approved the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at the special meeting.

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

In August of 2013 Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $0.124 per share, which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of the other conditions of closing, the stock price rose to $0.20 at the time of closing. Consequently, the contractual price of $0.124 per share resulted in a $0.076 per share discount from the August 27, 2013 closing price of $0.20 per share, or a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 at $0.20 per share. This discount, which is a non-cash charge, has been recorded as Collaboration Arrangement Acquisition Cost in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the quarter ended March 31, 2014, the Company recognized $6.2 million in contract revenue related to services performed and costs incurred during the period. Revenue has been recognized under the License Agreement at March 31, 2014 as follows: the Company has a deferred revenue balance of $0.7 million for reimbursements billed in advance of performance of collaboration services and in advance of incurring costs and expenses for the quarter ended March 31, 2014, and has recognized contract revenues of $6.2 million in the quarter ended March 31, 2014 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to development of Pulmaquin for non-cystic fibrosis bronchiectasis.

Costs incurred under the Grifols License Agreement in the quarters ended March 31, 2014 and 2013 are $6.2 million and zero. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

Option Agreement

Simultaneously with execution of the License Agreement, Aradigm entered into an Option Agreement (the “Option Agreement”) with Grifols granting Grifols a limited term option to license Aradigm’s AERx® pulmonary drug delivery platform for use with another molecule. The Option Agreement afforded Grifols through December 2013 to conduct a diligence assessment. The Option period may only be extended with the mutual agreement of the parties.

Governance Agreement

The Governance Agreement sets forth certain rights and obligations of the Company and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of Common Stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in the Company.

On the date the Governance Agreement was executed, the Company’s board of directors was reconstituted to consist of its chief executive officer, three independent directors under the NASDAQ Marketplace Rules and two persons designated by Grifols. The number of persons Grifols is entitled to designate for consideration for election to the Company’s board of directors by the Company’s nominating committee will thereafter depend on the percentage of beneficial ownership of the Company held by Grifols, and the total number of directors on the board.

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

7. Royalty Agreement, Note Payable and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company was entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of $200,000 for the three months ended March 31, 2014.

Royalty Financing

In June 2011, the Company entered into an $8.5 million royalty financing agreement with a syndicate of lenders. The agreement created a debt obligation (the “Term Loan”) that was to be repaid through and secured by royalties from net sales of the SUMAVEL DosePro needle-free delivery system payable to the Company under its Asset Purchase Agreement (“APA”) with Zogenix.

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees and expenses (approximately $473,000) and $250,000 set aside for an Interest Reserve Account. The lenders were entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan are fully repaid, after which time the benefit of any further royalties made under the APA will accrue to Aradigm. The Term Loan accrued interest at the rate equal to the greater of a) LIBOR or b) 1.50%, plus a margin of 14.5%. To the extent royalty payments are insufficient to pay accrued and unpaid interest under the financing, the shortfall was to be funded from the Interest Reserve Account or, if the account is insufficient to pay all of the interest due, the shortfall will be capitalized and added to the principal balance of the Term Loan. During the three months ended March 31, 2012, the Interest Reserve Account was fully utilized and future shortfalls were capitalized and added to the principal balance of the Term Loan. The lenders were granted a security interest in the assets of an Aradigm subsidiary, Aradigm Royalty Financing LLC, which holds Aradigm’s rights to receive royalty payments under the APA. The lenders have no recourse to other assets of Aradigm for repayment of the loan.

The Company capitalized the fees and expenses of approximately $473,000 and recorded this amount in other assets. The capitalized expenses were to be amortized to interest expense using the effective interest method over a period of 48 months, however, the full amount of the remaining capitalized fees and expenses were recognized in the three months ended March 31, 2014, which was the accounting period following the completion of the transfer of payment rights to the lenders as described below.

In connection with the original royalty financing transaction, the Company issued to the lenders warrants to purchase a total of 2,840,909 shares of the Company’s common stock at a strike price of $0.22 per share, representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the royalty financing transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815 – Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount was being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months, however, the full amount of the remaining note discount was recognized in the three months ended March 31, 2014, which was the accounting period following the completion of the transfer of payment rights to the lenders as described below.

While the term loan is non-recourse to the assets of Aradigm Corporation, the term loan agreement contained a minimum royalty covenant. If the minimum royalty covenant was breached and the subsidiary did not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders had the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made cash payments of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the twelve months ended December 31, 2013, the covenant was again breached and the cumulative cash shortfall the Company would need to contribute to keep the agreement from default stood at $525,000. In the first quarter of 2014, the Company elected not to make this or any future contributions.

On March 4, 2014, the Company and the other parties executed an Assignment Agreement that transferred the rights to the lenders, effective February 28, 2014, for all future royalty payments from Zogenix under the APA in full and complete satisfaction of the Company’s obligations under the loan agreement and the other agreements entered into in connections with the royalty financing. Under the Assignment Agreement, the parties agreed that the value of the Assigned Interest is $5.8 million. Zogenix consented to the Assignment. The Company valued the assignment of the royalty rights at $5.8 million in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in accordance with the Assignment Agreement which was recorded as a gain on fair value of royalty rights in the quarter ended March 31, 2014. The balance of the note payable and accrued interest extinguished in the transaction offset by deferred loan costs and unamortized debt discount as of the assignment date less the fair value of the royalty rights resulted in a gain from debt extinguishment of $3.0 million which was recognized in the quarter ended March 31, 2014 in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). All debts and obligations of Aradigm and its subsidiary would be considered to be paid and satisfied in full.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	March 31, 2013

Costs and expenses:
Research and development	$57	$24
General and administrative	136	71

Total stock-based compensation expense	$193	$95

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2014 and 2013. Since the Company did not record a tax provision during the quarters ended March 31, 2014 and 2013, there was no recognized tax benefit associated with stock-based compensation expense.

In February 2014, the Company granted to the officers certain stock option bonus grants whose vesting is contingent upon meeting certain specified company-wide performance goals. These options were granted at-the-money, contingently vest upon achievement of performance goals, and have contractual lives of ten years.

The Company recognizes compensation expense for only the portion of options that are expected to vest. As a result, the Company will begin to recognize stock-based compensation expense for these performance-based options at the time it becomes probable that the respective performance conditions will be achieved. The expected term of these options will be determined when the achievement of the performance goals is considered probable and is therefore measurable. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value will correspondingly be determined based on grant date inputs for the expected term.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2014 was $140,000. The Company retained purchase rights with respect to 640,334 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2014.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2014:

Shares Available for Future Grant
Balance at January 1, 2014	40,869,591
Options granted	(10,665,000)
Options cancelled	22,000
Restricted stock awards granted	(450,000)

Balance at March 31, 2014	29,776,591

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	7,766,300	$0.71
Options granted	10,665,000	$0.24
Options cancelled	(22,000)	$12.00

Outstanding at March 31, 2014	18,409,300	$0.42	7.93	$646,015

Exercisable at March 31, 2014	7,118,050	$0.72	4.88	$373,990

No stock options were exercised during the three months ended March 31, 2014. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $760,000 as of March 31, 2014. This amount will be recognized over a weighted average period of 3.63 years.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of March 31, 2014 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	768,677	$0.18
Restricted shares granted	450,000	$0.24
Restricted share awards vested	(578,333)	0.22

Balance at March 31, 2014	640,334	$0.19

As of March 31, 2014, there was approximately $24,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 0.06 years.

9. Net Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	March
	2014	2013
(In thousands, except per share amounts)

Numerator:

Net income/(loss)	$7,755	$(3,325)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	586,767	249,941
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	1,645	—

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	588,412	249,941

Basic net income/(loss) per share	$0.01	$(0.01)

Diluted net income/(loss) per share	$0.01	$(0.01)

For the three months ended March 31, 2014, the Company excluded 7.2 million shares of outstanding stock options and 2.9 million shares of warrants, from the calculation of diluted net income/(loss) per share. These shares were excluded because the exercise prices of these stock options and warrants were greater than or equal to the average market price of the common shares during the period and the inclusion of these shares would be anti-dilutive.

For the three months ended March 31, 2013 dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. At March 31, 2014 and 2013, the Company had the following dilutive securities outstanding (in thousands):

	Three months ended March 31,
	2014	2013
Outstanding stock options	18,409	6,762
Unvested restricted stock	640	1,324
Unvested restricted stock units	412	412

10. Comprehensive Income/(Loss)

Comprehensive income/(loss) includes net loss and other comprehensive income/(loss), which for the Company is primarily comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in computing net income (loss). Comprehensive income/(loss) and its components are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Net income (loss)	$7,755	$(3,325)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	—

Comprehensive income (loss)	$7,755	$(3,325)

11. Subsequent Event

On April 18, 2014 the shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to authorize the Board of Directors of the Company to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-10 and not more than 1-for-40, with the Board of the Company having the discretion as to whether or not the reverse split is to be effected at any time prior to the six month anniversary date of the meeting of the shareholders, and with the exact ratio of any reverse split to be set at a whole number within the above range as determined by the Company’s Board in its discretion.

On April 30, 2014, the Company announced the dosing of the first patient in the Phase III study of Pulmaquin in non-cystic fibrosis bronchiectasis. As a result, the Company invoiced Grifols for the achievement of the $5 million milestone associated with the initiation of a Phase III clinical study for any indication.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include (i) our belief that our cash, cash equivalents and short-term investments as of March 31, 2014 will be sufficient to enable us to fund our operations through at least 2014; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks including, but not limited to, our ability to obtain additional financing if required, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2014, we had an accumulated deficit of $385.2 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

Inhaled Ciprofloxacin Program

See Note 6 to the accompanying unaudited condensed consolidated financial statements included in Part1, Item 1 of this Quarterly Report on Form 10-Q for information on the Grifols Collaboration Transaction.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for free ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We are currently activating clinical sites for two Phase 3 clinical trials with Pulmaquin in BE. On April 30, 2014, we announced the dosing of the first patient in our Pulmaquin Phase 3 clinical trials.

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

We have completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) and determined that Pulmaquin showed superior performance. We have taken Pulmaquin forward into two Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing IND filings for Lipoquin for BE and CF have been inactivated.

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

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g., by invarion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

On April 15, 2014, we announced the first results from the collaboration between scientists from the Oregon State University, Corvallis (OSU) and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infections at ciprofloxacin concentrations of 200 mcg/ml, which approximate the peak sputum levels observed in humans in prior Aradigm clinical studies. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

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

Grifols Collaboration Transaction

See Note 6 to the accompanying unaudited condensed consolidated financial statements included in part 1, Item 1 of this Quarterly Report on Form 10-Q for information on the Grifols Collaboration Transaction.

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

Collaborative license and development agreements often require us to provide multiple deliverables, such as a license, research and development, product steering committee services and other performance obligations. These agreements are accounted for in accordance with ASC 605-25. Under this standard, delivered items are evaluated to determine whether such items 1) have value to our collaborators on a stand-alone basis and 2) if the item includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in control of the vendor.

Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate revenue recognition criteria are identified and applied to each separate unit of accounting.

Royalty revenue has been earned under the terms of the asset sale agreement with Zogenix. We recognized revenue when the amounts under this agreement were determined and when collectability was probable. We have no performance obligations under this agreement. The three months ended March 31, 2014 will be the final quarter in which we will recognize royalty revenue under the asset sale agreement with Zogenix as this was the accounting period following the completion of the transfer of payment rights to the lenders as described in Note 7 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part1, Item 1 of this Quarterly Report on Form 10-Q.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2014 and December 31, 2013, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. These ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 8 to the audited financial statements included in our 2013 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Reverse Stock Split

On May 13, 2014, we filed an amendment to our articles of incorporation as amended and supplemented to date, which amendment will be effective at 12:01 a.m. eastern time on May 23, 2014, to effect a 1-for-40 reverse split of our outstanding common stock (the “Reverse Split”) and to reduce the number of authorized shares of common stock from 1,001,830,637 to 25,045,765.

As described in our definitive proxy statement filed with the SEC on March 28, 2014, at our annual meeting held on April 18, 2014, our shareholders approved the Reverse Split at the specified range of ratios set forth in the definitive proxy statement. Thereafter, our Board of Directors determined to effect a 1-for-40 reverse stock split and authorized the implementation of such split and filing of a certificate of amendment with the California Secretary of State.

Results of Operations

Three months ended March 31, 2014 and 2013

Our net income increased by $11.1 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. The increase in the net income resulted primarily from the $8.9 million non-cash gain from the assignment of royalty rights and extinguishment of debt and $6.2 million in collaboration revenue from the Grifols collaboration due to the reimbursement of Pulmaquin project-related costs, offset by higher operating expenses due to expenses associated with the preparation for the Pulmaquin Phase 3 trials, including higher employee-related expenses for increased staff numbers.

Total revenue was $6.6 million for the three months ended March 31, 2014 as compared with $0.3 million in the comparable period in 2013. For the three months ended March 31, 2014, we recorded $6.2 million under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed, as well as $0.2 million in government grant revenue and $0.2 million in royalty revenue related to ongoing SUMAVEL DosePro product sales.

Operating expenses were $7.5 million for the three months ended March 31, 2014, which represented a $4.2 million increase from the prior period ended March 31, 2013. Research and development expenses increased $3.8 million and general and administrative costs increased by $0.4 million. The increase in research and development expenses was due to higher contract manufacturing, contract testing, clinical trial and consulting costs related to the preparation for the start of the Pulmaquin Phase 3 clinical trials as well as slightly higher employee-related expenses due to higher number of employees. General and administrative costs were higher because of an addition to the staff, higher executive bonus accruals, as well as higher insurance payments in the quarter ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents and short-term investments of $41.7 million and total working capital of $41.4 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2014.

On May 20, 2013 the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 209,774,558 shares of the Company’s common stock (“Common Stock”), to Grifols and an additional 124,193,546 shares of Common Stock to the Investors, for a total sale of 333,968,104 shares of Common Stock (the “Company Stock Sale”), for a purchase price of $0.124 per share. The aggregate gross consideration paid to the Company in the Company Stock Sale was approximately $41.4 million.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At March 31, 2014, we had an accumulated deficit of $385.2 million and shareholders’ equity of $41.6 million.

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

Three months ended March 31, 2014

Total cash and cash equivalents decreased by $6.4 million for the three months ended March 31, 2014, compared to December 31, 2013. The overall decrease primarily resulted from the use of cash previously received from Grifols as a pre-payment for first quarter 2014 expenses to fund operations of $6.3 million, as well as minor capital expenditures.

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

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one active, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, and we have one wholly-owned subsidiary domiciled in the United Kingdom.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, and risk factors set forth in the 2013 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of the 2013 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2013 Annual Report on Form 10-K.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2014, we have an accumulated deficit of approximately $385.2 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with BE and our Phase 2a clinical trials showed promising results in both patients with CF and BE, there is no guarantee that longer term studies such as our Phase 3 studies (ORBIT-3 and ORBIT-4), in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. This study has been completed and we are awaiting the final audited study report. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

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

**If our future clinical trials are delayed because of delays in obtaining patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is currently recruiting patients for two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we will conduct our Pulmaquin Phase 3 trials, which could make recruiting individuals for our clinical trials more difficult. Delays in our present or future clinical trials because of delays in patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

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

**Because our inhaled ciprofloxacin programs may rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our free ciprofloxacin for inhalation for the management of bronchiectasis. FDA also granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or BE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF.

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

Risks Related to Our Common Stock

**The price of our common stock has been and may continue to be volatile and our reverse stock split may further increase volatility or cause a decline in value.

The stock markets, in general, and the markets for drug delivery and pharmaceutical stocks, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

Further, our stock price may be subject to additional volatility as a result of our Reverse Split. Following reverse splits, the prices of the stocks often trade below the immediate post-split value, resulting in a net loss in value for shareholders. In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and our company’s resources.

Following the Reverse Split, we plan to apply to list our shares on the NASDAQ Capital Market (“NASDAQ”). We cannot assure you that we will be successful in our efforts to list our shares on NASDAQ. If our shares are approved by NASDAQ for listing, we cannot assure you that we will be successful in maintaining a NASDAQ listing continuously or that we will be able to meet the NASDAQ listing standards going forward. Further, our stock price may be subject to additional volatility as a result of our Reverse Stock Split and relisting on the NASDAQ Capital Market. Following reverse splits, the prices of the stocks often trade below the immediate post-split value, resulting in a net loss in value for stockholders.

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

[Our common stock may be considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to include an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.]

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company

31.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(2)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company

31.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(2)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.