Form 10-Q
period 2014-06-30
ARADIGM CORP
filed 2014-08-11
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 001-36480

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 5, 2014)
Common	14,708,309

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2014 (Unaudited)	December 31, 2013 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,290	$48,131
Restricted cash	250	—
Receivables	1,068	92
Prepaid and other current assets	975	1,448

Total current assets	52,583	49,671
Property and equipment, net	539	400
Other assets	2,960	353

Total assets	$56,082	$50,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,979	$619
Accrued clinical and cost of other studies	1,717	1,831
Accrued compensation	962	198
Deferred revenue	438	4,379
Facility lease exit obligation	180	168
Other accrued liabilities	173	82

Total current liabilities	7,449	7,277
Deferred rent	120	132
Facility lease exit obligation, non-current	210	297
Deferred revenue, long term	7,816	—
Note payable, net of discount and accrued interest	—	9,035

Total liabilities	15,595	16,741

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	0	0
Common stock, no par value; authorized shares: 25,045,765 at June 30, 2014 and December 31, 2013; issued and outstanding shares: 14,708,309 at June 30, 2014; 14,681,274 at December 31, 2013	427,014	426,607
Accumulated deficit	(386,527)	(392,924)

Total shareholders’ equity	40,487	33,683

Total liabilities and shareholders’ equity	$56,082	$50,424

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Contract revenue — related party	$12,173	$—	$18,415	$—
Grant revenue	72	—	261	—
Royalty revenue	—	248	200	527

Total revenue	12,245	248	18,876	527

Operating expenses:
Research and development	11,656	1,423	17,452	3,407
General and administrative	1,931	1,118	3,582	2,338
Restructuring and asset impairment	5	7	11	14

Total operating expenses	13,592	2,548	21,045	5,759

Loss from operations	(1,347)	(2,300)	(2,169)	(5,232)
Interest income	1	1	3	3
Interest expense	—	(407)	(288)	(801)
Other expense	(12)	(4)	(13)	(5)
Gain on assignment of royalty interests	—	—	5,823	—
Gain from extinguishment of debt	—	—	3,041	—

Net income (loss)	$(1,358)	$(2,710)	$6,397	$(6,035)

Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—
Comprehensive income (loss)	$(1,358)	$(2,710)	$6,397	$(6,035)

Basic net income (loss) per common share	$(0.09)	$(0.43)	$0.44	$(0.96)

Diluted net income (loss) per common share	$(0.09)	$(0.43)	$0.43	$(0.96)

Shares used in computing basic net income (loss) per common share	14,697	6,260	14,683	6,255

Shares used in computing diluted net income (loss) per common share	14,697	6,260	14,717	6,255

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,397	$(6,035)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and accretion of investments	—	28
Depreciation and amortization	148	185
Stock-based compensation expense	338	204
Amortization of note discount	19	42
Gain on assignment of royalty interests	(5,823)	—
Gain from extinguishment of debt	(3,041)	—

Changes in operating assets and liabilities:
Receivables	(976)	(18)
Restricted cash	(250)	—
Prepaid and other current assets	473	(114)
Other assets	(2,844)	55
Accounts payable	3,360	468
Accrued compensation	764	113
Current deferred revenue	(3,941)	—
Other liabilities	24	219
Deferred rent	(12)	—
Deferred revenue	7,816	—
Facility lease exit obligation	(75)	(64)

Net cash provided by (used in) operating activities	2,377	(4,917)

Cash flows from investing activities:
Capital expenditures	(287)	(7)
Purchases of short-term investments	—	(2,622)
Proceeds from sales and maturities of short-term investments	—	1,786

Net cash used in investing activities	(287)	(843)

Cash flows from financing activities:
Proceeds from issuance of common stock	69	39

Net cash provided by financing activities	69	39

Net increase (decrease) in cash and cash equivalents	2,159	(5,721)
Cash and cash equivalents at beginning of period	48,131	7,414

Cash and cash equivalents at end of period	$50,290	$1,693

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	(237)	—
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	(9,101)	—

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2014, the Company had an accumulated deficit of $386.5 million, working capital of $45.1 million and shareholders’ equity of $40.5 million. The Company had cash and cash equivalents of approximately $50.3 million as of June 30, 2014. Management believes that this amount will be sufficient to meet its obligations through the year ended December 31, 2014. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

Reverse Stock Split

On May 13, 2014, the Company filed an amendment to its Amended and Restated Articles of Incorporation which effected on May 23, 2014 a 1-for-40 reverse split of all outstanding shares of the Company’s common stock (the “Reverse Split”) and reduced the number of authorized shares of common stock from 1,001,830,627 to 25,045,765. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled.

All shares, stock options, warrants to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method. Inventory includes the cost of raw materials. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Inventories are included in prepaid and other current assets in the condensed consolidated balance sheet.

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

Property and Equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment includes external costs incurred for validation of the equipment. The Company does not capitalize internal validation expense. Computer equipment and software includes capitalized computer software. All of the Company’s capitalized software is purchased; the Company has no internally developed computer software. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the improvement.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its statement of operations and comprehensive income (loss) (see Note 5).

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

Revenue Recognition

Revenues consist of contract revenue, grant revenue and royalty revenue. Contract revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and ASC 605-25 Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

Assuming the elements meet the revenue recognition guidelines, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees — The Company defers recognition of non-refundable upfront fees if there are continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has continuing performance obligations through research and development services that are required because know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the estimated period of the performance obligation. The Company bases the estimate of the period of performance on factors in the contract. Actual time frames could vary and could result in material changes to the results of operations. When the collaboration partners request the Company to continue performing the research and development services in collaboration beyond the initial period of performance the remaining unamortized deferred revenue and any new continuation or license fees are recognized over the extended period of performance.

Funded Research and Development — Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical and clinical studies and contract manufacturing are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

Milestones — Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Royalties — The Company recognizes royalty revenues from licensed products upon the sale of the related products.

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company estimated its current tax exposure to be zero as it expects to be able to utilize its NOLs to offset the income recognized in the quarter and year to date. The Company has updated its Section 382 analysis through December 31, 2013 and noted no additional changes since the last change in 2010.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2014 and December 31, 2013, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

During the six months ended June 30, 2014, the Company had pre-tax income of $6.4 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers. Accordingly, the Company reduced its valuation allowance and recognized a tax benefit in an amount equal to the provision for tax on such pre-tax income.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were included for the six months ended June 30, 2014 but were excluded in the other periods presented because inclusion of such shares would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. (“ASU 2014-12”). The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such award would be recognized over the required service period, if it is probably that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Companies also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

3. Cash and Cash Equivalents

At June 30, 2014 and December 31, 2013, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at June 30, 2014 consist of cash and money market funds. Money market funds are valued using quoted market prices.

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

The lease exit liability activity for the six months ended June 30, 2014 is as follows (in thousands):

Six Months Ended June 30, 2014
Balance at January 1, 2014	$465
Accretion expense	11
Lease payments	(86)

Balance at June 30, 2014	$390

As of June 30, 2014, $180,000 of the $390,000 balance was recorded as a current liability and $210,000 was recorded as a non-current liability.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s common stock (“Common Stock”) (209,774,558 shares prior to the 1-for-40 Reverse Split), to Grifols and an additional 3,104,838 shares of Common Stock (124,193,546, shares prior to the 1-for-40 Reverse Split) to the Investors, for a total sale 8,349,201 shares of Common Stock (the “Company Stock Sale”) (333,968,104 shares prior to the 1-for-40 Reverse Split), for a purchase price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split). The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

In conjunction with signing the Stock Purchase Agreement, the Company and Grifols agreed to enter into a License and Collaboration Agreement (the “License Agreement”) at the closing of the Company Stock Sale; Grifols and the Company are considered to be related parties and as a result, all transactions between the two entities will be recognized as related party transactions. The License Agreement exclusively licenses the Company’s inhaled liposomal ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications (the “Program”) to Grifols on a worldwide basis. Grifols funds development expenses and will commercialize products from the Program (“Products”), and pay development milestones and royalties on future commercial sales of Products. The License Agreement is described further below.

On July 15, 2013 shareholders of the Company (i) approved certain amendments to the Company’s charter, including amendments necessary to increase the total number of shares of Common Stock authorized to be issued by the Company to at least 17,670,765 shares (706,830,627 shares prior to the 1-for-40 Reverse Split), including the 8,349,201 shares (333,968,104 shares prior to the 1-for-40 Reverse Split) to be sold in the Company Stock Sale (the “Charter Amendment”) and (ii) approved the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at the special meeting.

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

In August of 2013 Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split), which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of the other conditions of closing, the stock price rose to $8.00 per share at the time of closing ($0.20 per share prior to the 1-for-40 Reverse Split). Consequently, the contractual price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split) resulted in a $3.04 per share ($0.076 per share prior to the 1-for-40 Reverse Split) discount from the August 27, 2013 closing price of $8.00 per share ($0.20 per share prior to the 1-for-40 Reverse Split), or a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 at $8.00 per share ($0.20 per share price prior to the 1-for-40 Reverse Split). This discount, which is a non-cash charge, was recorded as Collaboration Arrangement Acquisition Cost in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

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

The Company is responsible for developing the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses are the responsibility of the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development. Pursuant to the Grifols License and Collaboration Agreement, the Company recognized reimbursements of development costs from Grifols as Contract revenue – related party totaling $12.2 million and $18.4 million for the three and six month periods ended June 30, 2014, respectively.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the six months ended June 30, 2014, the Company recognized $18.4 million in contract revenue related to services performed and costs incurred during the period. Revenue has been recognized under the License Agreement at June 30, 2014 as follows: the Company has a current deferred revenue balance of $0.4 million and a long-term deferred revenue balance of $7.8 million for the $5 million milestone paid upon the dosing of the first patient in a Phase III clinical trial and for reimbursements billed in advance of performance of collaboration services for the quarter ended June 30, 2014, and has recognized contract revenues of $12.2 million in the quarter ended June 30, 2014 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to development of Pulmaquin for non-cystic fibrosis bronchiectasis.

Costs incurred under the Grifols License Agreement in the quarters ended June 30, 2014 and 2013 are $12.2 million and zero. Costs incurred under the Grifols License Agreement for the six months ended June 30, 2014 and 2013 are $18.4 million and zero. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

Option Agreement

Simultaneously with execution of the License Agreement, Aradigm entered into an Option Agreement (the “Option Agreement”) with Grifols granting Grifols a limited term option to license Aradigm’s AERx® pulmonary drug delivery platform for use with another molecule. The Option Agreement afforded Grifols through December 2013 to conduct a diligence assessment. The Option period may only be extended with the mutual agreement of both parties.

Governance Agreement

The Governance Agreement sets forth certain rights and obligations of the Company and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of Common Stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in the Company.

On the date the Governance Agreement was executed, the Company’s board of directors was reconstituted to consist of its chief executive officer, three independent directors under the NASDAQ Marketplace Rules and two persons designated by Grifols. The number of persons Grifols is entitled to designate for consideration for election to the Company’s board of directors by the Company’s nominating committee will thereafter depend on the percentage of beneficial ownership of the Company held by Grifols and the total number of directors on the board.

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

Under the terms of the royalty financing agreement, the Company received a loan of $8.5 million, less fees and expenses (approximately $473,000) and $250,000 set aside for an Interest Reserve Account. The lenders were entitled to receive 100% of all royalties payable to the Company under the APA until the principal and accrued interest of the Term Loan were fully repaid. The lenders had no recourse to the assets of Aradigm other than the right to receive the royalty payments for repayment of the loan.

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

In connection with the original royalty financing transaction, the Company issued to the lenders warrants to purchase a total of 71,022 shares of the Company’s common stock (2,840,909 shares prior to the 1-for-40 Reverse Split) at a strike price of $8.80 per share ($0.22 per share prior to the 1-for-40 Reverse Split), representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the royalty financing transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815 — Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount was being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months, however, the full amount of the remaining note discount was recognized in the three months ended March 31, 2014, which was the accounting period following the completion of the transfer of payment rights to the lenders as described below.

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

On March 4, 2014, the Company and the other parties executed an Assignment Agreement that transferred the rights to the lenders, effective February 28, 2014, for all future royalty payments from Zogenix under the APA in full and complete satisfaction of the Company’s obligations under the loan agreement and the other agreements entered into in connection with the royalty financing. Under the Assignment Agreement, the parties agreed that the value of the Assigned Interest is $5.8 million. Zogenix consented to the Assignment. The Company valued the assignment of the royalty rights at $5.8 million in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in accordance with the Assignment Agreement which was recorded as a gain on fair value of assigned royalty rights in the quarter ended March 31, 2014. The balance of the note payable and accrued interest extinguished in the transaction offset by deferred loan costs and unamortized debt discount as of the assignment date less the fair value of the royalty rights resulted in a gain from debt extinguishment of $3.0 million which was recognized in the quarter ended March 31, 2014 in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). All debts and obligations of Aradigm and its subsidiary are considered to be paid and satisfied in full.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs and expenses:
Research and development	$47	$33	$104	$57
General and administrative	98	76	234	147

Total stock-based compensation expense	$145	$109	$338	$204

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2014 and 2013. Since the Company did not record a tax provision during the quarters ended June 30, 2014 and 2013, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2014 was $229,000. The Company retained purchase rights with respect to 5,300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2014.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the six months ended June 30, 2014:

Shares Available for Future Grant
Balance at January 1, 2014	1,021,745
Options granted	(288,496)
Options cancelled	12,274
Restricted share awards granted	(11,250)

Balance at June 30, 2014	734,273

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	194,147	$28.46
Options granted	288,496	$9.54
Options exercised	(175)	$7.20
Options cancelled	(12,274)	$43.35

Outstanding at June 30, 2014	470,194	$16.47	7.92	$233,059

Exercisable at June 30, 2014	176,496	$28.21	5.07	$205,419

During the six months ended June 30, 2014, 175 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $788,000 as of June 30, 2014. This amount will be recognized over a weighted average period of 3.21 years.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of June 30, 2014 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	19,217	$7.33
Restricted shares granted	11,250	9.60
Restricted share awards vested	(25,167)	7.85

Balance at June 30, 2014	5,300	$9.68

As of June 30, 2014, there were no unrecognized compensation costs, net of forfeitures, related to non-vested stock award.

9. Net Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
(In thousands, except per share amounts)

Numerator:

Net income/(loss)	$(1,358)	$(2,710)	$6,397	$(6,035)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,697	6,260	14,683	6,255
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	—	34	—

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,697	6,260	14,717	6,255

Basic net income/(loss) per share	$(0.09)	$(0.43)	$0.44	$(0.96)

Diluted net income/(loss) per share	$(0.09)	$(0.43)	$0.43	$(0.96)

For the six months ended June 30, 2014, the Company excluded 307,000 shares of outstanding stock options and 71,000 shares of warrants from the calculation of diluted net income/(loss) per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market price of the common shares during the period and the inclusion of these shares would be anti-dilutive.

For the three months ended June 30, 2014 and the three and six months ended June 30, 2013, dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. At June 30, 2014 and 2013, the Company had the following dilutive securities outstanding (in thousands):

	Six months ended June 30,
	2014	2013
Outstanding stock options	470	184
Unvested restricted stock	5	48
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include (i) our belief that our cash, cash equivalents and short-term investments as of June 30, 2014 will be sufficient to enable us to fund our operations through at least 2014; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our non-partnered respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the Unites States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv)our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of June 30, 2014, we had an accumulated deficit of $386.5 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives NOW Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We are currently activating clinical sites and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

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

We have completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) and determined that Pulmaquin showed superior performance. We have taken Pulmaquin forward into two Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human studies under this IND are the two identical Phase 3 studies in BE patients with Pulmaquin.

The ongoing Phase 3 clinical program for Pulmaquin in BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Each trial is enrolling approximately 255 patients into a 48 week double blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration approximately one year). The superiority of Pulmaquin vs. placebo during the double blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in the quality of life measures. Lung function is being monitored as a safety indicator.

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

The Dstl team also demonstrated in another series of experiments that a single dose of our inhaled liposomal ciprofloxacin protects animals against lethal doses of inhaled Francisella tularensis (tularemia) infection — another microbial threat. These results confirmed and extended the research that we began originally under a technology demonstration program funded by the Defence Research and Development Canada (DRDC) as part of their interest in developing products to counter bioterrorism, such as inhaled anthrax and tularemia infections. DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis. Mice were exposed to a lethal dose of Francisella tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection.

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

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g. by invasion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

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

We are seeking collaborations, grants and non-dilutive financing to further develop this product for either the pharmaceutical market or the direct-to-consumer market or both.

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

Aspiration of gastric contents into the respiratory tract causes significant morbidity and mortality and is accepted as the key initiating event for aspiration pneumonitis — a form of acute lung injury caused by the acidity of the gastric contents, and aspiration pneumonia — the consequence of the growth of pathogenic bacteria contained in the oropharynx aspirated into the tracheobronchial tree. When subclinical events of gastric aspiration occur, it is described as “silent aspiration” or “microaspiration.” Chronic, recurrent micoroaspirations have been implicated in the pathogenesis and worsening of many severe chronic pulmonary diseases of unknown origin, such as idiopathic pulmonary fibrosis, bronchiolitis obliterans after lung transplantation, pulmonary disease in conditions associated with esophageal dysfunction and delayed gastric emptying such as cystic fibrosis and scleroderma, and the very common conditions of community acquired pneumonia in the elderly, asthma and COPD.

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

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the financial statements. These estimates include useful lives for property and equipment and related depreciation calculations and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

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

Royalty revenue has been earned under the terms of the asset sale agreement with Zogenix. We recognized revenue when the amounts under this agreement were determined and when collectability was probable. See Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part1, Item 1 of this Quarterly Report on Form 10-Q for more information on the transfer of Zogenix royalty payment rights.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2014 and December 31, 2013, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the audited financial statements included in our 2013 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Reverse Stock Split

On May 13, 2014, we filed an amendment to our articles of incorporation as amended and supplemented to date, which amendment was effective at 12:01 a.m. eastern time on May 23, 2014, to effect a 1-for-40 reverse split of our outstanding common stock (the “Reverse Split”) and to reduce the number of authorized shares of common stock from 1,001,830,637 to 25,045,765.

As described in our definitive proxy statement filed with the SEC on March 28, 2014, at our annual meeting held on April 18, 2014, our shareholders approved the Reverse Split at the specified range of ratios set forth in the definitive proxy statement. Thereafter, our Board of Directors determined to effect a 1-for-40 Reverse Split and authorized the implementation of such split and filing of a certificate of amendment with the California Secretary of State.

All shares, stock options, warrants to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

Results of Operations

Three and six months ended June 30, 2014 and 2013

Our net loss decreased by $1.4 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. The decrease in the net loss primarily resulted from the reimbursement of Pulmaquin project-related expenses in accordance with the Grifols collaboration agreement. Our net income increased by approximately $12.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in the net income resulted primarily from the $8.9 million one-time non-cash gain from the assignment of royalty rights and extinguishment of debt and from the reimbursement of Pulmaquin-related project expenses.

Total revenue was $12.2 million for the three months ended June 30, 2014 as compared with $0.2 million in the comparable period in 2013. For the three months ended June 30, 2014 we recorded $12.2 million in revenue under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed as compared to $0.2 million in royalty revenue related to SUMAVEL DosePro product sales. Total revenue was $18.9 million for the six months ended June 30, 2014 as compared with $0.5 million in the comparable period in 2013. We recorded $18.4 million of revenue under the Grifols agreement, as well as $0.3 million in government grant revenue and $0.2 million in royalty revenue for the SUMAVEL DosePro sales (now extinguished) for the six months ended June 30, 2014 as compared to $0.5 million in royalty revenue for the SUMAVEL program for the six months ended June 30, 2013.

Operating expenses were $13.6 million for the three months ended June 30, 2014, which represented an $11.0 million increase from the three months ended June 30, 2013. Research and development expenses increased $10.2 million and general and administrative expenses increased by $0.8 million as compared with the three months ended June 30, 2013. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the ongoing trials for the Pulmaquin program, higher employee-related expenses due to the addition of staff, as well as increases in travel expenses in support of the Pulmaquin program. The increase in general and administrative expenses was due to higher bonus expense for the officer bonus related to the dosing of the first patient in the Pulmaquin program, an increase in employee related costs for the addition of staff, as well as increases in consulting and insurance costs in support of the Pulmaquin program.

Operating expenses were approximately $21.0 million for the six months ended June 30, 2014, which represented an approximately $15.3 million increase as compared with the six months ended June 30, 2013. Research and development expenses increased approximately $14 million and general and administrative expenses increased approximately $1.2 million. The increase in research and development expenses was due to the increased Pulmaquin program expenses discussed above. The increase in general and administrative costs was due to higher expense for the officer bonuses related to the $5 million milestone payment from Grifols received upon the dosing of the first patient in the Pulmaquin program, an increase in employee related costs for the addition of staff primarily for the Pulmaquin bronchiectasis program, increases in consulting and insurance costs in support of the Pulmaquin program and increases in expenses for legal and consulting fees incurred for the filing of registration statements and expenses related to the listing of our common stock on NASDAQ.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $50.3 million and total working capital of approximately $45.1 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2014.

On May 20, 2013 the Company and Grifols, S.A, (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total 5,244,363 shares of the Company’s common stock (“Common Stock”) (209,744,558 shares prior to the 1-for-40 Reverse Split) to Grifols and an additional 3,104,838 shares of Common Stock to the Investors (124,193,546 shares prior to the 1-for-40 Reverse Split), for a total sale of 8,349,201 shares of Common Stock (the “Company Stock Sale”) (333,968,104 shares prior to the 1-for-40 Reverse Split), for a purchase price $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split). The aggregate gross consideration paid to the Company in the Company Stock Sale was approximately $41.4 million.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2014, we had an accumulated deficit of approximately $386.5 million and shareholders’ equity of approximately $40.5 million.

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

Six months ended June 30, 2014

Total cash and cash equivalents increased by approximately $2.2 million for the six months ended June 30, 2014, compared to December 31, 2013. The increase resulted from the receipt of the $5.0 million milestone from our collaboration partner Grifols for the dosing of the first patient, the receipt of reimburseable Pulmaquin program expenses offset by the Company’s use of cash to fund operations as well as minor capital expenditures.

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

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one active, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, one active wholly-owned subsidiary domiciled in Australia, Aradigm Australia Pty. Ltd. and one inactive, wholly-owned subsidiary domiciled in the United Kingdom.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2014, we have an accumulated deficit of approximately $386.5 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

**For our lead product candidate, Pulmaquin, regulatory authorities have requested additional animal toxicology and safety studies prior to product approval for bronchiectasis (BE). Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval of Pulmaquin for BE.

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. Although this study has been completed and the final audited study report has been submitted to the FDA, we do not know if the FDA will require further toxicology studies. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs.

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

We are currently conducting or planning to conduct our ORBIT-3 and ORBIT-4 clinical trials in numerous countries throughout the world. Each country has regulatory and contractual requirements that must be met prior to the enrollment of any patients in our clinical trials. We cannot guarantee that we will be successful in obtaining on a timely basis, or at all, the regulatory and contractual approvals required in each country and for each clinical site that are necessary to enroll patients in our studies and this could delay the completion of our studies.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates in humans and will face an even greater risk upon commercialization of any products. These claims may be made directly by consumers or by pharmaceutical companies or others selling such products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing or sale. Regardless of merit or eventual outcome, liability claims would likely result in negative publicity, decreased demand for any products that we may develop, injury to our reputation and suspension or withdrawal of clinical trials. Any such claim will be very costly to defend and also may result in substantial monetary awards to clinical trial participants or customers, loss of revenues and the inability to commercialize products that we develop. Although we currently have clinical trials and product liability insurance, we may not be able to maintain such insurance or obtain additional insurance on acceptable terms, in amounts sufficient to protect our business, or at all. A successful claim brought against us in excess of our insurance coverage would have a material adverse effect on our results of operations.

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

Risks Related to Our Common Stock

**The price of our common stock has been and may continue to be volatile.

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

Although our shares were approved for listing by NASDAQ, we cannot assure you that we will be successful in maintaining a NASDAQ listing continuously or that we will be able to meet NASDAQ listing standards going forward. Further, our stock price may be subject to additional volatility as a result of our relisting on the NASDAQ Capital Market or as a result of the Reverse Split. Because the Reverse Split resulted in a reduction in the number of our outstanding shares of capital stock and the fact that our stock has a limited trading volume, the price of our common stock may experience volatility.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: August 8, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.