Form 10-Q
period 2014-09-30
ARADIGM CORP
filed 2014-11-07
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 5, 2014)
Common	14,726,960

ARADIGM CORPORATION

Page

Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,492	$48,131
Restricted cash	250	—
Receivables	91	92
Prepaid and other current assets	972	1,448

Total current assets	49,805	49,671
Property and equipment, net	582	400
Other assets	2,966	353

Total assets	$53,353	$50,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$619
Accrued clinical and cost of other studies	1,669	1,831
Accrued compensation	833	198
Deferred revenue	1,172	4,379
Facility lease exit obligation	187	168
Other accrued liabilities	247	82

Total current liabilities	5,540	7,277
Deferred rent	108	132
Facility lease exit obligation, non-current	153	297
Deferred revenue, long term	7,839	—
Note payable, net of discount and accrued interest	—	9,035

Total liabilities	13,640	16,741

Commitments and contingencies Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 25,045,765 at September 30, 2014 and December 31, 2013; issued and outstanding shares: 14,709,409 at September 30, 2014; 14,681,274 at December 31, 2013	427,154	426,607
Accumulated deficit	(387,441)	(392,924)

Total shareholders’ equity	39,713	33,683

Total liabilities and shareholders’ equity	$53,353	$50,424

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Contract revenue – related party	$6,573	$4,301	$24,988	$4,301
Grant revenue	44	—	305	—
Royalty revenue	—	251	200	778

Total revenue	6,617	4,552	25,493	5,079

Operating expenses:
Research and development	6,047	1,593	23,499	5,000
General and administrative	1,443	1,463	5,025	3,801
Collaboration arrangement acquisition cost	—	15,943	—	15,943
Restructuring and asset impairment	4	7	15	21

Total operating expenses	7,494	19,006	28,539	24,765

Loss from operations	(877)	(14,454)	(3,046)	(19,686)
Interest income	5	1	8	4
Interest expense	—	(421)	(288)	(1,222)
Other expense	(42)	—	(55)	(5)
Gain on assignment of royalty interests	—	—	5,823	—
Gain from extinguishment of debt	—	—	3,041	—

Net income (loss)	$(914)	$(14,874)	$5,483	$(20,909)

Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—
Comprehensive income (loss)	$(914)	$(14,874)	$5,483	$(20,909)

Basic net income (loss) per common share	$(0.06)	$(1.59)	$0.37	$(2.87)

Diluted net income (loss) per common share	$(0.06)	$(1.59)	$0.37	$(2.87)

Shares used in computing basic net income (loss) per common share	14,706	9,353	14,691	7,298

Shares used in computing diluted net income (loss) per common share	14,706	9,353	14,722	7,298

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,483	$(20,909)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and accretion of investments	—	29
Depreciation and amortization	230	277
Stock-based compensation expense	472	338
Amortization of note discount	19	67
Collaboration arrangement acquisition cost	—	15,943
Gain on assignment of royalty interests	(5,823)	—
Gain from extinguishment of debt	(3,041)	—
Changes in operating assets and liabilities:
Receivables	1	(13,070)
Restricted cash	(250)	—
Prepaid and other current assets	476	(1,165)
Other assets	(2,850)	86
Accounts payable	813	242
Accrued compensation	635	382
Current deferred revenue	(3,207)	—
Other liabilities	50	204
Deferred rent	(24)	(6)
Deferred revenue	7,839	8,770
Facility lease exit obligation	(125)	(107)

Net cash provided by (used in) operating activities	698	(8,919)

Cash flows from investing activities:
Capital expenditures	(412)	(11)
Purchases of short-term investments	—	(2,852)
Proceeds from sales and maturities of short-term investments	—	2,796

Net cash used in investing activities	(412)	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	75	40,265

Net cash provided by financing activities	75	40,265

Net increase in cash and cash equivalents	361	31,279
Cash and cash equivalents at beginning of period	48,131	7,414

Cash and cash equivalents at end of period	$48,492	$38,693

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	(237)	—
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	(9,101)	—

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2014, the Company had an accumulated deficit of $387.4 million, working capital of $44.3 million and shareholders’ equity of $39.7 million. The Company had cash and cash equivalents of approximately $48.5 million as of September 30, 2014. Management believes that this amount will be sufficient to meet its obligations through the year ended December 31, 2015. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Impairment of Long-Lived Assets

The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations and comprehensive income (loss).

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2014 and December 31, 2013, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

During the nine months ended September 30, 2014, the Company had pre-tax income of $5.5 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers. Accordingly, the Company reduced its valuation allowance and recognized a tax benefit in an amount equal to the provision for tax on such pre-tax income.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were included for the nine months ended September 30, 2014 but were excluded in the other periods presented because inclusion of such shares would have been anti-dilutive.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. (“ASU 2014-12”). The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Companies also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

3. Cash and Cash Equivalents

At September 30, 2014 and December 31, 2013, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at September 30, 2014 consist of cash and money market funds. Money market funds are valued using quoted market prices.

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

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The Company recorded an additional sublease loss on the subsequent amendment of the lease in April of 2009. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the consolidated statement of operations and comprehensive income (loss).

The lease exit liability activity for the nine months ended September 30, 2014 is as follows (in thousands):

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$465
Accretion expense	15
Lease payments	(140)

Balance at September 30, 2014	$340

As of September 30, 2014, $187,000 of the $340,000 balance was recorded as a current liability and $153,000 was recorded as a non-current liability.

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

The Company is responsible for developing the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses are the responsibility of the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development. Pursuant to the License Agreement, the Company recognized reimbursements of development costs from Grifols as Contract revenue – related party totaling $6.6 million and $25.0 million for the three and nine month periods ended September 30, 2014, respectively. The Company recognized $4.3 million in collaboration revenue for the three and nine months ended September 30, 2013 for services performed and fully burdened costs related to the development of Pulmaquin prior to the execution of the License Agreement on August 27, 2013 and through September 30, 2013.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the nine months ended September 30, 2014, the Company recognized $25.0 million in contract revenue related to services performed and costs incurred during the period under the License Agreement. Contract revenue of $6.6 million has been recognized for the quarter ended September 30, 2014 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to development of Pulmaquin for non-cystic fibrosis bronchiectasis. In addition, the Company has a current deferred revenue balance at September 30, 2014 of $1.2 million and a long-term deferred revenue balance of $7.8 million. The long term deferred revenue balance consists of: (i) a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and (ii) reimbursements billed in advance of collaboration services to be performed beyond a one year period. The $5 million milestone payment will be recognized as revenue upon receiving the first regulatory approval.

Costs incurred under the Grifols License Agreement in the quarters ended September 30, 2014 and 2013 are $6.6 million and $1.0 million. Costs incurred under the Grifols License Agreement for the nine months ended September 30, 2014 and 2013 are $25.0 million and $4.3 million. Expenses reimbursed in the nine months ended September 30, 2013 include services performed and costs incurred in the year ended December 31, 2012 of $1.1 million and in the nine months ended September 30, 2013 of $3.2 million. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

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

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs and expenses:
Research and development	$40	$41	$144	$98
General and administrative	94	93	328	240

Total stock-based compensation expense	$134	$134	$472	$338

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2014 and 2013. Since the Company did not record a tax provision during the quarters ended September 30, 2014 and 2013, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2014 was $274,000. The Company retained purchase rights with respect to 300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2014.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the nine months ended September 30, 2014:

Shares Available for Future Grant
Balance at January 1, 2014	1,021,745
Options granted	(299,621)
Options cancelled	15,625
Restricted share awards granted	(11,250)

Balance at September 30, 2014	726,499

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	194,147	$28.46
Options granted	299,621	$9.52
Options exercised	(1,275)	$5.63
Options cancelled	(15,625)	$42.18

Outstanding at September 30, 2014	476,868	$16.17	7.77	$320,439

Exercisable at September 30, 2014	184,099	$26.92	5.20	$266,279

During the nine months ended September 30, 2014, 1,275 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $952,000 as of September 30, 2014. This amount will be recognized over a weighted average period of 3.02 years.

A summary of the Company’s unvested restricted stock and performance bonus stock award activities as of September 30, 2014 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	19,217	$7.33
Restricted shares granted	11,250	9.60
Restricted share awards vested	(30,167)	7.67

Balance at September 30, 2014	300	$57.60

As of September 30, 2014, there were no unrecognized compensation costs, net of forfeitures, related to non-vested stock award.

9. Net Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
(In thousands, except per share amounts)
Numerator:
Net income/(loss)	$(914)	$(14,874)	$5,483	$(20,909)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,706	9,353	14,691	7,298
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	—	31	—

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,706	9,353	14,722	7,298

Basic net income/(loss) per share	$(0.06)	$(1.59)	$0.37	$(2.87)

Diluted net income/(loss) per share	$(0.06)	$(1.59)	$0.37	$(2.87)

For the nine months ended September 30, 2014, the Company excluded 346,000 shares of outstanding stock options and 71,000 shares of warrants from the calculation of diluted net income/(loss) per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market price of the common shares during the period and the inclusion of these shares would be anti-dilutive.

For the three months ended September 30, 2014 and the three and nine months ended September 30, 2013, dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. At September 30, 2014 and 2013, the Company had the following dilutive securities outstanding (in thousands):

	Nine months ended September 30,
	2014	2013
Outstanding stock options	477	184
Unvested restricted stock	—	14
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably,” “potentially,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in , or implied by, any such forward-looking statements as a result of certain factors, including but not limited to, those risks and uncertainties discussed in this section as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements include (i) our belief that our cash and cash equivalents as of September 30, 2014 will be sufficient to enable us to fund our operations through at least 2015; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our non-partnered respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the Unites States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv)our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of September 30, 2014, we had an accumulated deficit of $387.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives NOW Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We are currently activating clinical sites and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2014 and December 31, 2013, we believed that the amount of our deferred income taxes would not be ultimately recovered. During the nine months ended September 30, 2014, the Company had pre-tax income of $5.5 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers. Accordingly, the Company reduced its valuation allowance and recognized a tax benefit in an amount equal to the provision for tax on such pre-tax income.

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

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Our net loss decreased by $14.0 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The decrease in the net loss primarily resulted from the recording of the non-cash collaboration arrangement acquisition cost in 2013 and the increase in collaboration revenue for reimbursement of fully burdened development expenses for the current quarter. This was offset by higher Pulmaquin project-related expenses in accordance with the collaboration agreement. Our net income increased by approximately $26.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in the net income resulted primarily from higher collaboration revenue of approximately $20.7 million for 2014 as the agreement was effective in August of 2013, the recognition of the one-time, non-cash collaboration arrangement acquisition cost of approximately $15.9 million in 2013 and the one-time non-cash gain of approximately $8.9 million from the assignment of royalty rights and extinguishment of debt in 2014, offset by the increase in Pulmaquin-related project expenses of approximately $19.7 million.

Total revenue was $6.6 million for the three months ended September 30, 2014 as compared with $4.6 million in the comparable period in 2013. For the three months ended September 30, 2014 we recorded $6.6 million in revenue under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed as compared to $4.3 million in the comparable period. Total revenue was $25.5 million for the nine months ended September 30, 2014 as compared with $5.1 million in the comparable period in 2013. We recognized $25.0 million in revenue under the Grifols License Agreement, as well as $0.3 million in government grant revenue and $0.2 million in royalty revenue for the SUMAVEL DosePro sales (now extinguished) for the nine months ended September 30, 2014 as compared to $4.3 million under the Grifols License Agreement and $0.8 million in royalty revenue for the SUMAVEL program for the nine months ended September 30, 2013.

Operating expenses were $7.5 million for the three months ended September 30, 2014, which represented an $11.5 million decrease from the three months ended September 30, 2013. Research and development expenses increased $4.5 million and general and administrative expenses stayed the same from the three months ended September 30, 2013. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the Pulmaquin program, higher employee-related expenses due to the addition of staff, as well as increases in travel expenses in support of the Pulmaquin program. In the three months ended September 30, 2013, the Company recorded $15.9 million in one-time, non-cash collaboration arrangement acquisition cost resulting from the Grifols transaction which occurred in that quarter.

Operating expenses were approximately $28.5 million for the nine months ended September 30, 2014, which represented an approximately $3.8 million increase as compared with the nine months ended September 30, 2013. Research and development expenses increased approximately $18.5 million and general and administrative expenses increased approximately $1.2 million. The increase in research and development expenses was due to the increased Pulmaquin program expenses discussed above. The increase in general and administrative costs was due to officer bonuses related to the $5 million milestone payment from Grifols received upon the dosing of the first patient in the Pulmaquin program, an increase in employee-related costs for the addition of staff primarily for the Pulmaquin bronchiectasis program, increases in consulting and insurance costs in support of the Pulmaquin program and increases in expenses for legal and consulting fees incurred for the filing of registration statements and expenses related to the listing of our common stock on NASDAQ. In the nine months ended September 30, 2013, the Company recognized $15.9 million in one-time, non-cash collaboration arrangement acquisition cost resulting from the Grifols transaction which occurred in that period.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $48.5 million and total working capital of approximately $44.3 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2015.

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

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2014, we had an accumulated deficit of approximately $387.4 million and shareholders’ equity of approximately $39.7 million.

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

Nine months ended September 30, 2014

Total cash and cash equivalents increased by approximately $0.4 million for the nine months ended September 30, 2014, compared to December 31, 2013. The increase resulted from the receipt of the $5.0 million milestone from our collaboration partner Grifols for the dosing of the first patient, the receipt of reimburseable Pulmaquin program expenses offset by the Company’s use of cash to fund operations as well as minor capital expenditures.

Nine months ended September 30, 2013

Total cash and cash equivalents and short-term investments increased by approximately $31.3 million for the nine months ended September 30, 2013, compared to December 31, 2012. The overall increase primarily resulted from sale of common stock to Grifols as well as other investors for net proceeds of $40.2 million offset by the Company’s use of cash to fund operations.

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

**We are a development-stage company and will require substantial capital to complete the development of our product candidates and commercialize them.

You must evaluate us in light of the uncertainties and complexities present in a development-stage company. All of our potential products are in research or development. Our potential drug products require extensive research, development and pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense. We will likely need to raise additional capital prior to commercialization of our leading product candidate. We cannot assure you that we will be able to raise additional capital when needed on terms acceptable to the Company or at all.

We have a history of losses, we expect to incur losses for at least the foreseeable future, and we may never attain or maintain profitability.

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2014, we have an accumulated deficit of approximately $387.4 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. This study is currently underway. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. Although this study has been completed and the final audited study report has been submitted to the FDA we do not know if the FDA will require further toxicology studies. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring and longer and larger human clinical trials than we originally anticipated, further adding to the cost and time prior to product commercialization.

**If our future clinical trials are delayed because of delays in obtaining patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely startup of clinical study sites and the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is currently recruiting patients for two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we will conduct our Pulmaquin Phase 3 trials, which makes recruiting individuals for our clinical trials more difficult.

We are currently conducting or planning to conduct our ORBIT-3 and ORBIT-4 clinical trials in numerous countries throughout the world. Each country has regulatory and contractual requirements that must be met prior to the enrollment of any patients in our clinical trials. This process can be time consuming and result in additional delays and expenses. We cannot guarantee that we will be successful in obtaining on a timely basis, or at all, the regulatory and contractual approvals required in each country and for each clinical site that are necessary to enroll patients in our studies and this could delay the completion of our studies.

Delays in our present or future clinical trials because of delays in patient enrollment or other problems may result in increased costs, program delays, or both, and the loss of potential revenues.

**We are subject to extensive regulation, including the requirement of approval before any of our product candidates can be marketed. We may not obtain regulatory approval for our product candidates on a timely basis, or at all.

We and our products are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local government agencies. Both before and after regulatory approval, the development, testing, manufacture, quality control, labeling, storage, approval, advertising, promotion, sale, distribution and export of our potential products are subject to regulation. Pharmaceutical products that are marketed abroad are also subject to regulation by foreign governments. Our products cannot be marketed in the United States without FDA approval. The process for obtaining FDA approval for drug products is generally lengthy, expensive and uncertain. In September 2014, we were granted Fast Track Designation for Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa, The FDA gives Fast Track status to facilitate the development of new drugs intended to treat serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs, with the goal of getting important new drugs to patients earlier. However, having Fast Track Designation is no guarantee that the approval process will actually result in a faster or more streamlined process, and to date, we have not sought or received approval from the FDA or any corresponding foreign authority for any of our product candidates.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. For example, we are aware that Bayer is currently recruiting patients for a Phase 3 clinical program of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: November 07, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.