Form 10-K
period 2014-12-31
ARADIGM CORP
filed 2015-03-18
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code:

(510) 265-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2014 was: $48,304,849.

The number of shares of the registrant’s common stock outstanding as of March 6, 2015 was: 14,726,960.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 14, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash and cash equivalents as of December 31, 2014 will be sufficient to fund our operations through at least 2015; (ii) our business strategies, including our intent to pursue selected opportunities for prevention and treatment of severe respiratory diseases by seeking collaborations, government grants and other non-dilutive types of financing that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

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

PART I

Item 1. Business

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate currently in Phase 3 clinical trials, Pulmaquin®. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key technologies we have focused our efforts on are our inhaled ciprofloxacin formulations and our inhaler platform technology that includes a nicotine inhaler for smoking cessation. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2014, we had an accumulated deficit of $388.3 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

More recently, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States and/or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered with Grifols, S.A. (“Grifols”), our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States and/or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, such as with smoking cessation or biodefense products, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with severe respiratory diseases such as non-cystic fibrosis bronchiectasis (“BE”) and cystic fibrosis (“CF”). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation, Lipoquin, mixed with a small amount of unencapsulated ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP) for treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa. We are currently conducting Phase 3 clinical trials with Pulmaquin in BE. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We previously conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

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

In addition to its use in the treatment of respiratory diseases, there is also an increasing awareness of the value of the inhalation route of delivery to administer drugs via the lung for the systemic treatment of disease elsewhere in the body. For many drugs, the large and highly absorptive area of the lung enables bioavailability and fast absorption as a result of pulmonary delivery than could otherwise only be obtained by injection. We believe that the features of our AERx delivery system make it more attractive for many systemic drug applications than alternative methods. We believe particular opportunities exist for the use of our pulmonary delivery technology for the delivery of biologics, including proteins, antibodies and peptides that today must be delivered by injection, as well as small molecule drugs, where rapid absorption is desirable. While we are currently focused on our Phase 3 Pulmaquin clinical trial program, we intend to pursue selected opportunities for systemic delivery via inhalation by seeking collaborations, government grants and other types of non-dilutive financing that will fund development and commercialization.

We believe that our proprietary formulation and delivery technologies and our experience in the development and management of pulmonary clinical programs uniquely position us to benefit from opportunities in the respiratory disease market as well as other disease markets that would benefit from the efficient, non-invasive inhalation delivery of drugs.

Our Strategy

We are a specialty pharmaceutical company, and our strategy is to develop and commercialize products for the treatment and prevention of severe respiratory diseases. We have chosen respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for unique or significantly improved products in the global respiratory market. There are five key elements of our strategy:

•	Develop proprietary products for the treatment of respiratory diseases. We believe our expertise in the development and delivery of pulmonary pharmaceutical products should enable us to advance and commercialize respiratory products for a variety of indications. We select for development those product candidates that can benefit from our experience in pulmonary delivery and that we believe are likely to provide a superior therapeutic profile or other valuable benefits to patients when compared to existing products.

•	Accelerate the regulatory approval process. We believe that our management team’s expertise in pharmaceutical inhalation products, new indications and reformulations of existing drugs will enable us to pursue the most appropriate regulatory pathway for our product candidates. Because our current product candidates incorporate FDA-approved drugs, we believe that the most expedient review and approval pathway for these product candidates in the United States will be under Section 505(b)(2) of the Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the FDA to rely on scientific literature or on the FDA’s prior findings of safety and/or effectiveness for approved drug products. By choosing to develop new applications or reformulations of FDA-approved drugs, we believe that we can substantially reduce the significant time, expenditure and risks associated with preclinical testing of new chemical entities and biologics, as well as utilize knowledge of these approved drugs to reduce the risk, time and cost of the clinical trials needed to obtain drug approval. We have already been granted or intend to pursue orphan drug designation for our products when appropriate. Orphan drug designation may be granted to drugs and biologics that treat rare life-threatening diseases that affect fewer than 200,000 persons in the United States. Such designation provides a company with the possibility of market exclusivity for 7 years as well as regulatory assistance, reduced filing fees and possible tax credits. Similar legislation exists in the EU with a market exclusivity of 10 years. We also seek other special designations by FDA such as Qualified Infectious Disease Product (QIDP). Under the Generating Antibiotic Incentives Now Act (GAIN Act), QIDP provides incentives including priority review and eligibility for fast-track status. Further, if ultimately approved by the FDA, the product is eligible for an additional five-year extension of Hatch-Waxman exclusivity.

•	Develop our own sales and marketing capacity for products in niche markets. With the exception of our inhaled ciprofloxacin program, which is partnered with Grifols, our longer term strategy is to develop our own targeted sales and marketing force for those of our products prescribed primarily by the approximately 11,000 pulmonologists, or their subspecialty associates, in the United States. We may also decide alternatively to explore the use of our sales force to serve pulmonary specialty physicians in another significant pharmaceutical market, such as the EU. We expect to begin establishing a sales force as we approach commercialization of the first of such products. We believe that by developing a small sales group dedicated to interacting with disease-specific physicians in the respiratory field, we can create greater value from our products for our shareholders. For markets where maximizing sales of the product would depend on marketing to primary healthcare providers that are only addressable with a large sales force, we plan to enter into co-marketing arrangements. We also intend to establish collaborative relationships to commercialize our products in cases where we cannot meet these goals with a small sales force or when we need collaborators with relevant expertise and capabilities, such as the ability to address international markets. Through such collaborations, we may also utilize our collaborators’ resources and expertise to conduct large late-stage clinical development.

•	Exploit the broad applicability of our delivery technology through product development collaborations. We continue to believe that companies can benefit by collaborating with us as our proprietary delivery technologies could create new pharmaceutical and biologics products. We intend to continue to exploit the broad applicability of our delivery technologies for systemic applications of our technologies in collaborations with companies and organizations that will fund development and commercialization. We intend to continue to out-license technologies and product opportunities that we have already developed to a certain stage and that are outside of our core strategic focus. Collaborations and out-licensing may generate additional revenues while we progress towards the development and potential launch of our own proprietary products.

•	Outsource manufacturing activities. We outsource the late stage clinical and commercial scale manufacturing of our products to conserve our capital for product development. We believe that the required late stage clinical and commercial manufacturing capacity can be obtained from contract manufacturers. With this approach, we seek manufacturers whose expertise should allow us to reduce risk and the costs normally incurred if we were to build, operate and maintain large-scale production facilities ourselves.

Partnered Programs Under Development

Inhaled Ciprofloxacin

In August 2013, we closed the transaction announced in May 2013 in which we entered into a License Agreement with Grifols under which we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications.

Ciprofloxacin has been approved by the FDA as an anti-infective agent and is widely used for the acute treatment of a variety of bacterial infections, including exacerbations associated with pulmonary infections. Today, ciprofloxacin is approved to be delivered by oral or intravenous administration. However, these forms of ciprofloxacin are not often used chronically to prevent pulmonary exacerbations because of their side-effects in the rest of the body and concerns about emergence of systemic microbial resistance to this antibiotic.

Inhalation delivery of antibiotics directly to the respiratory tract typically results in much higher antibiotic concentrations in the infected organ, even with relatively small doses, than the concentrations of the antibiotic that could be achieved with safe, approved doses delivered via injections or by oral administration. Furthermore, the inhalation approach may also significantly reduce the concentration of the antibiotic in the rest of the body which is beneficial to reduce systemic side-effects and the risk of antibiotic resistance. However, ciprofloxacin, like many other antibiotics, is absorbed from the respiratory tract rapidly, and therefore it would likely need to be inhaled frequently to achieve adequate anti-infective effect. The high concentrations could also potentially cause irritation in the patient’s respiratory tract as has been observed in some trials with other inhaled antibiotics. We therefore employ liposomes, which are nanoparticles made from materials similar to the lipids in the human lungs and dispersed in water, that encapsulate ciprofloxacin during storage and release it gradually upon contact with the fluid covering the respiratory tract (airways and lungs). In an animal experiment, unencapsulated ciprofloxacin delivered to the lungs of mice appeared to be rapidly absorbed into the bloodstream, with no drug detectable four hours after administration. In contrast, the liposomal formulation of ciprofloxacin produced high sustained levels of ciprofloxacin in the lungs and was still detectable at 12 hours post dosing. We have shown similarly in human clinical trials that inhaled liposomal ciprofloxacin achieves very high concentrations in the sputum from the respiratory tract of patients and results in much lower blood levels of ciprofloxacin than those seen with therapeutic, approved doses of oral or injected ciprofloxacin. Furthermore, the slow release of ciprofloxacin allows once daily dosing, which is more convenient for patients than the twice or three times daily dosing of the two currently approved inhaled antibiotics for the management of respiratory infections in cystic fibrosis. We believe that delivering ciprofloxacin directly to the respiratory tract by inhalation in the form of our slow release formulation may improve its safety and efficacy in the chronic management of pulmonary infections and prevent traumatic and costly pulmonary exacerbations. We also believe that for certain respiratory disease indications, it may be possible that a liposomal formulation enables better interaction of the drug with the disease target, leading to improved effectiveness over other therapies. For example, we have shown through our collaboration with Oregon State University that our preparations Pulmaquin and Lipoquin are superior to unencapsulated ciprofloxacin in in vitro models of non-tuberculous mycobacteria (NTM) that harbor in biofilms and macrophages.

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

We have been developing several disease indications for our inhaled ciprofloxacin that share much of the laboratory and product development efforts, as well as a common safety data base.

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

In May 2014, we announced that the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, will make Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. Further, if ultimately approved by the FDA, Pulmaquin is eligible for an additional five-year extension of Hatch-Waxman exclusivity.

In September 2014, we announced that the FDA granted Fast Track designation to Pulmaquin. The FDA gives Fast Track status to facilitate the development of new drugs intended to treat serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs, with the goal of getting important new drugs to patients earlier. According to the FDA, determining whether a condition is serious is a matter of judgment, but generally is based on whether the drug will have an impact on such factors as survival, day-to-day functioning, or the likelihood that the condition, if left untreated, will progress from a less severe condition to a more serious one.

A drug that receives Fast Track designation is eligible for some or all of the following:

•	More frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval

•	Eligibility for Priority Review, if relevant criteria are met

•	Rolling Review, which means that a drug company can submit completed sections of its New Drug Application (NDA) for review by FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed. NDA review usually does not begin until the drug company has submitted the entire application to the FDA

According to the FDA, once a drug receives Fast Track designation, early and frequent communication between the FDA and a drug company is encouraged throughout the entire drug development and review process. The frequency of communication assures that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.

We believe we have the preclinical development, clinical and regulatory expertise to advance this product through development. In August 2013, we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis bronchiectasis and other indications. We obtained a royalty-bearing license for biodefense applications from Grifols.

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

In December 2011, we completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Lipoquin and Pulmaquin) and determined that Pulmaquin showed superior performance; therefore, we have taken Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system for each of our clinical trials and we intend to continue using this approach and also obtain the initial marketing approval with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human study under this IND is the first of the two identical Phase 3 studies in BE patients with Pulmaquin. Because we have chosen Pulmaquin as our lead formulation and in order to reduce the administrative burden of maintaining open regulatory filings, the existing Investigational New Drug (IND) filing for Lipoquin for BE has been inactivated.

The CF and BE programs incorporate formulation and manufacturing processes and the early preclinical safety data developed for our inhalation anthrax program discussed below. We believe our inhaled ciprofloxacin could also be explored for the treatment of other serious respiratory infections, such as those occurring in severe COPD, pulmonary non-tuberculous mycobacteria (PNTM) and asthma patients.

Lipoquin (ARD-3100) — Inhaled Ciprofloxacin for the Management of Infections in Cystic Fibrosis (CF) Patients

This program uses our proprietary inhaled formulation of ciprofloxacin for the management of respiratory infections caused by a microorganism, Pseudomonas aeruginosa, common in patients with CF. CF is a genetic disease that causes thick, sticky mucus to form in the lungs, pancreas and other organs. In the lungs, the mucus tends to block the airways, causing lung damage and making these patients highly susceptible to lung infections. According to the Cystic Fibrosis Foundation, CF affects roughly 30,000 children and adults in the United States and roughly 70,000 children and adults worldwide. Recent reports suggest that there may be over 100,000 largely undiagnosed CF patients in India. According to the American Lung Association, the direct medical care costs for an individual with CF in the U.S. are estimated to be in excess of $40,000 per year.

The inhalation route affords direct administration of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing the wasteful exposure to the rest of the body where it could cause side effects. Therefore, treatment of CF-related lung infections by direct administration of antibiotics to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to injections. Oral and injectable forms of ciprofloxacin are approved for the treatment of Pseudomonas aeruginosa, a serious lung infection to which CF patients are vulnerable. Currently, there are several inhaled products containing antibiotics tobramycin and aztreonam approved for the chronic management of this infection in CF patients in US; the tobramycin products are given twice a day and aztreonam three times a day. They are used intermittently – one month on the therapy, one month off therapy. We believe that local lung delivery via inhalation of ciprofloxacin in our sustained release liposomal formulation could provide convenient, effective and safe chronic management of the debilitating and often life-threatening lung infections that afflict patients with CF. We think that once a day dosing of inhaled ciprofloxacin could also be a welcome reduction in the burden of therapy for this patient population. Furthermore, some patients may benefit from rotating two or more inhaled antibiotics so that they maintain some form of inhaled antibiotic therapy all the time. As ciprofloxacin is an antibiotic of a different class, with a different mechanism of action to the two currently approved inhaled antibiotics in US, its use could maximize the control of respiratory infections in CF patients and avoid the side effects associated with the use of the other antibiotics. We have received orphan drug designation from the FDA for this product for the management of CF.

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

CF patients may also develop debilitating pulmonary infections with non-tuberculous mycobacteria (PNTM). Through our NIH-funded collaboration with Oregon State University, we have demonstrated encouraging activity of Lipoquin and Pulmaquin in experimental models of pulmonary infections with NTM.

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

Presently, the FDA has no mandate to regulate nicotine products derived from tobacco that do not make healthcare claims and are not already a part of the current FDA mandate. This is a reflection of the recent Sottera, Inc. v. FDA, No. 10-5032 D.C. Circuit court decision that has allowed electronic cigarettes to stay on the market in the U.S. after the FDA attempted to remove them from the market because they were deemed to be drug / device products. As a result, we believe that the AERx nicotine inhaler may be introduced to the U.S. market today as a non-regulated product; however, no health claims can be made. A similar opportunity to enter the market may exist in other countries where electronic cigarettes are not regulated as drugs (e.g., most of Europe, New Zealand and China). We are also exploring the traditional regulatory path of approval of our nicotine inhaler as an approval under the FDA drug regulations may enable us to make health benefits claims and such approval would also mitigate the risk that the FDA in the future would prevent the marketing of unregulated nicotine-containing products.

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

The various forms of our AERx technology have been extensively tested in the laboratory and in over 50 human clinical trials with 19 different small molecules, peptides and proteins. Our most extensive AERx technology program has been with inhaled insulin for the treatment of Type I and Type II diabetes. This program was previously licensed to Novo Nordisk which conducted nine Phase 3 clinical trials during our collaboration with them. The collaboration was terminated in 2007 and all program assets were returned to Aradigm. The intellectual property including all the data and regulatory filings related to this inhaled insulin program is owned by Aradigm. We are exploring the potential to sell or license these assets. We also conducted two human clinical trials (with treprostinil and with nicotine) with the latest version of our inhalation technology, the AERx Essence system. This system retains the key features of breath control and aerosol quality of the previous generations of the AERx technology, but the patient is provided with a much smaller, palm-sized device. The device is easy to use and maintain and it does not require any batteries or external electrical power.

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

Intellectual Property and Other Proprietary Rights

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. Our most recent patents issued in the United States were an important composition of matter patent and a method of treatment patent for Pulmaquin. As of February 28, 2015, we had 39 issued United States patents, with 11 additional United States patent applications pending. In addition, we had 43 issued foreign patents and an additional 24 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our Pulmaquin and Lipoquin compositions and methods of treatment, proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods. In addition, we have purchased three United States patents containing claims that are relevant to our inhalation technologies. The bulk of our patents directed toward our proprietary delivery technologies and methods of use, expire between 2014 and 2031. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

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

There is no product currently approved in the United States specifically for the treatment of bronchiectasis (BE). Bayer is testing a ciprofloxacin dry powder inhaler for the management of BE in two Phase 3 studies and an experimental oral drug, BAY85-8501 that completed a Phase 2 study in BE patients. Currently marketed inhaled antibiotics for the management of infections associated with cystic fibrosis (CF) are several products containing tobramycin (nebulizer and dry powder formulations) marketed by multiple companies, and nebulized Cayston* marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF include dry powder ciprofloxacin by Bayer, nebulized liposomal amikacin by Insmed, and nebulized levofloxacin by Aptalis. Bayer was granted orphan drug designation in the U.S. and in the EU for their inhaled ciprofloxacin product in development for the treatment of infections associated with CF.

Several of these products have substantial current sales and long histories of effective and safe use. In addition, we believe there are a number of additional drug candidates in various stages of development that, if approved, could compete with any future products we may develop. Moreover, one or more of our competitors that have developed or are developing pulmonary drug delivery technologies, such as Alkermes, MAP (acquired by Allergan), Mannkind, Insmed or Alexza Pharmaceuticals, or other competitors with alternative drug delivery methods, may negatively impact our potential competitive position.

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

In March 2012, we received clearance from the FDA for our IND to start the first of two identical Phase 3 studies of Pulmaquin (ARD-3150) in BE patients. The FDA has requested a 2 year carcinogenicity study in rats with inhaled Pulmaquin to support the NDA for BE. We have initiated that study. The FDA indicated a 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Neither of these studies were required prior to beginning the Phase 3 clinical trials; however, we have taken the initiative to conduct them in the interest of reducing time to approval of Pulmaquin. The 9 month inhalation safety study in dogs has been completed and the study report has been submitted to the FDA. The 2 year rat carcinogenicity study is being conducted in parallel with the Phase 3 program.

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

The Phase 3 clinical program for Pulmaquin in BE consists of two international, double-blind, placebo-controlled pivotal trials that are identical in design except for a pharmacokinetics sub-study that will be conducted in one of the trials. Each Phase 3 trial will enroll approximately 255 patients who will receive 6 cycles of once-daily treatment followed by one 28 day open label extension. Each cycle consists of 28 days on-

treatment followed by 28 days off-treatment. The trial randomization will have two patients on active drug for every patient on placebo. The primary endpoint is an increase in the median time to first pulmonary exacerbation.

The first of the Phase 3 trials, ORBIT-3, dosed its first patient in April 2014. The second of the Phase 3 trials, ORBIT-4, dosed its first patient in June 2014. Enrollment in both trials is ongoing with over 140 sites in 14 countries participating.

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

The FDCA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) may be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review a

Section 505(b)(2) application from other sponsors. If the listed drug is claimed by a patent that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a patent certification that: the patent information has not been filed; the patent has expired; the patent listing will expire on a given date; or that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the Section 505(b)(2) application. FDA itself will determine the accuracy of the first three certification bases for purposes of application approval timing. For the fourth basis (a “Paragraph IV claim” of no validity, non-enforceability, or non-infringement), the patent holder must sue the 505(b)(2) applicant within 45 days of the patent certification notice to prevent FDA approval until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

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

Principal Supplier

We currently contract exclusively with Sigma-Tau PharmaSource, Inc. to manufacture inhaled ciprofloxacin, however, we are exploring developing a second source to manufacture inhaled ciprofloxacin. For more information on the risks associated with this arrangement, please see Item 1A – Risk Factors – “We have limited manufacturing capacity and will have to depend on contract manufacturers and collaborators; if they do not perform as expected, our revenues and customer relations will suffer.”

Research and Development

Our research and development expenses were approximately $31.2 million for the year ended December 31, 2014 and $8.9 million for the year ended December 31, 2013. For more information regarding our research and development, please see Item 7 – Management’s Discussion and Analysis – Research and Development.

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

Employees

As of December 31, 2014, we had eighteen employees. Twelve employees are involved in research and development and product development and six employees are involved in finance and administration. Six employees have advanced scientific degrees.

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

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2015 are as follows:

Name	Age	Position
Igor Gonda, Ph.D.	67	President, Chief Executive Officer and Director
Nancy E. Pecota	55	Vice President, Finance and Chief Financial Officer and Corporate Secretary
Juergen Froehlich, MD	58	Chief Medical Officer
David Bell	60	Director
Frederick M. Hudson (1)	69	Director
Lafmin Morgan (2)	50	Director
John M. Siebert, Ph.D.(1)(2)(3)	74	Director
Virgil D. Thompson(1)(2)(3)	75	Chairman of the Board and Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Juergen Froehlich, MD has served as our Chief Medical Officer since November 2013. He has more than 20 years of pharmaceutical industry experience in preclinical, clinical and regulatory activities at Boehringer Ingelheim, Genentech, Quintiles, Bristol-Myers Squibb, Ipsen and Vertex Pharmaceuticals. While at Genentech, Dr. Froehlich directed the clinical development, submission and approval of Activase for acute ischemic stroke and the early development of Xolair for the treatment of allergic rhinitis and allergic asthma. At Bristol-Myers Squibb, Dr. Froehlich oversaw the global life cycle management for Plavix and Avapro. At Ipsen, he directed the FDA submission and approval for Somatuline for acromegaly, oversaw development Dysport for cervical dystonia as well as clinical studies and regulatory strategies for recombinant porcine factor VIII in hemophilia. Dr. Forehlich was closely involved in the commercialization of various drugs and biologics and alliance activities with other companies. Dr. Froehlich graduated from the Medical School at Wuerzburg University in Germany. He is a Diplomate of the American Board of Clinical Pharmacology, a Fellow of the American College of Clinical Pharmacology and a Fellow of the Faculty of Pharmaceutical Medicine. He also holds a dual executive MBA degree from the Graduate School of Business Administration in Zurich, Switzerland and from the State University of New York at Albany.

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

Frederick Hudson has been a director since May 2014. Mr. Hudson retired as a partner in charge of the health care audit practice for the Washington-Baltimore business unit of the accounting firm of KPMG, LLP on January 1, 2006 after a 37-year career with the firm. He also serves in a board capacity with the Board of Financial Administration of the Catholic Archdiocese of Baltimore. He chairs the audit committees of each of the Boards of Directors of Supermus Pharmaceuticals, Inc. and Educate, Inc. and chairs the finance committee of

GBMC Healthcare, Inc. and its affiliate, Greater Baltimore Medical Center. He is also the director of Maxim Health Care Services, Inc. Mr. Hudson received a B.S. in accounting from Loyola University Maryland and is a Certified Public Accountant. Mr. Hudson is the Chairman of our Audit Committee and the designated “audit committee financial expert”. We believe that Mr. Hudson’s extensive accounting and health care audit experience qualify him to serve as a member of our board of directors.

Lafmin Morgan has been a director since August 2013. . He currently serves as President of Bioscience and Hospital Divisions of Grifols and Corporate Vice President of Grifols. Previously, he served as Vice President of U.S. Product Management of Talecris Biotherapeutics Holdings Corp, a wholly owned indirect subsidiary of Grifols (“Talecris”). Mr. Morgan joined Talecris from GlaxoSmithKline, where he served for more than twenty years in finance, sales, commercial strategy and marketing roles across multiple therapeutic areas. We believe that Mr. Morgan is qualified to serve as a member of our Board of Directors because of his experience in the pharmaceutical industry and the perspective he brings as an affiliate of one of our major shareholders.

John M. Siebert, Ph.D. has been a director since November 2006. From May 2014 to present Dr. Siebert has been CEO of Chase Pharmaceuticals Corporation. Dr. Siebert served as a Partner and Chief Operating Officer of New Rhein Healthcare Investors, LLC from 2009 to 2014. From May 2003 to October 2008, Dr. Siebert was the Chairman and Chief Executive Officer of CyDex, Pharmaceuticals, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA Labs Inc., a publicly traded drug delivery company. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he headed a division R&D and Quality group at Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co., Gillette and The Procter & Gamble Company. Dr. Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri. Dr. Siebert is a Director of Supernus Pharmaceuticals, Inc., a publicly traded pharmaceutical company. Dr. Siebert serves on the Audit Committee and Compensation Committees at Supernus. Dr. Siebert is also a member of the Board of Directors of Accu-Break Pharmaceuticals. We believe that Dr. Siebert is qualified to serve as a member of our board of directors because of his experience as an executive officer with both publicly traded and private corporations in the pharmaceutical industry.

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. Since July 2009, Mr. Thompson has been Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director of Mallinckrodt Pharmaceuticals, a publicly traded pharmaceutical company. Mr. Thompson is also a director of GenZ Corp., a private agribusiness company. We believe that Mr. Thompson possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience as both an executive officer and director of publicly traded and private corporations in the pharmaceutical industry.

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

We are a development-stage company and will require substantial capital to complete the development of our product candidates and commercialize them.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2014, we have an accumulated deficit of approximately $388.3 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

At present we intend to use Pulmaquin in our future clinical trials in cystic fibrosis. We have not yet tested Pulmaquin in CF patients; all previous clinical trial work in CF patients was conducted using our Lipoquin formulation. Although Pulmaquin performed well in BE patients in the Phase 2b study ORBIT-2 and the liposomal component of Pulmaquin (Lipoquin) performed well in a Phase 2a study in CF patients, there is no guarantee that Pulmaquin will prove safe and effective in CF patients.

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

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely startup of clinical study sites and the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is continuing to recruit patients for their Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we are conducting our Pulmaquin Phase 3 trials, which makes recruiting individuals for our clinical trials more difficult.

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

We and our products are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local government agencies. Both before and after regulatory approval, the development, testing, manufacture, quality control, labeling, storage, approval, advertising, promotion, sale, distribution and export of our potential products are subject to regulation. Pharmaceutical products that are marketed abroad are also subject to regulation by foreign governments. Our products cannot be marketed in the United States without FDA approval. The process for obtaining FDA approval for drug products is generally lengthy, expensive and uncertain. In September 2014, we were granted Fast Track Designation for Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa, The FDA gives Fast Track status to facilitate the development of new drugs intended to treat serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs, with the goal of getting important new drugs to patients earlier. However, having Fast Track Designation is no guarantee that the approval process will actually result in a faster or more streamlined process and to date, we have not sought or received approval from the FDA or any corresponding foreign authority for any of our product candidates.

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

Even if we or our collaborators successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications, and many of these alternative products will be more established than ours. For our products to be commercially viable we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patients that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:

•	the demonstration of efficacy and safety in clinical trials;

•	the existence, prevalence and severity of any side effects;

•	the potential or perceived advantages or disadvantages compared to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	the pricing relative to competitive products;

•	the relative cost, convenience, product dependability and ease of administration;

•	the strength of marketing and distribution support;

•	the sufficiency of coverage and reimbursement of our product candidates by governmental and other third-party payors; and

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer, Genentech (now a part of Roche), Gilead Sciences, GlaxoSmith Kline, Johnson & Johnson, Novartis and Pfizer. For example, we are aware that Bayer is currently conducting two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Certain of these companies are addressing these target markets with pulmonary products that are similar to ours. These companies and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile.

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

Conflicts of interest and other disputes may arise between Grifols and us that may be resolved in a manner unfavorable to us and our other shareholders.

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to the shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifols’ ownership of a significant amount of our outstanding common stock, conflicts of interest may arise between us and Grifols from time to time. Disagreements regarding the rights and obligations of Grifols or us under these agreements could create conflicts of interest for certain of our directors who have been appointed by Grifols. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to us and our other shareholders. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

A small number of shareholders own a large percentage of our common stock and can influence the outcome of matters submitted to our shareholders for approval.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 12, 2015, our two largest shareholders, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we leased one building with an aggregate of 72,000 square feet of office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel”). The sublease with Mendel is for approximately 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. In January 2012, Mendel waived their right to early termination of the sublease and we entered into a second amendment to the sublease for an additional approximately 3,300 square feet which commenced on April 1, 2012. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item  5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 11, 2014, our common stock has been traded on the NASDAQ Capital Market under the symbol “ARDM”. From December 21, 2006 to June 10, 2014, our common stock was quoted on the OTC Bulletin Board, an electronic quotation service for securities traded over-the-counter.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated as reported on the NASDAQ Capital Market or the OTC Bulletin Board, as appropriate.

	High	Low
2013
First Quarter	$5.20	$4.40
Second Quarter	8.00	3.60
Third Quarter	8.40	6.00
Fourth Quarter	8.40	6.80
2014
First Quarter	$15.20	$7.20
Second Quarter	10.80	7.08
Third Quarter	10.56	8.13
Fourth Quarter	9.14	6.82

As of March 6, 2015, there were 52 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

We have derived the selected financial data for the years ended and as of December 31, 2014 and 2013 from our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected financial data for the years ended and as of December 31, 2012, 2011, and 2010 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of operations data:
Total revenues	$33,561	$9,717	$1,007	$791	$4,383
Total operating expenses	37,417	29,629	7,711	9,320	14,743
Loss from operations	(3,856)	(19,912)	(6,704)	(8,529)	(10,360)
Interest expense, net	(271)	(1,643)	(1,520)	(784)	(298)
Other income (expense), including extinguishment of debt	8,779	(9)	(2)	4	5,279
Net income (loss)	4,652	(21,564)	(8,226)	(9,309)	(5,379)
Basic net income (loss) per share	0.32	(2.36)	(1.63)	(2.03)	(1.67)
Diluted net income (loss) per share	0.32	(2.36)	(1.63)	(2.03)	(1.67)
Shares used in computing basic net income (loss) per share	14,700	9,154	5,032	4,585	3,216
Shares used in computing diluted net income (loss) per share	14,726	9,154	5,032	4,585	3,216

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$47,990	$48,131	$7,617	$8,664	$5,546
Working capital	43,736	42,394	6,479	8,017	3,780
Total assets	53,963	50,424	8,966	10,556	7,628
Deferred revenue current	790	4,379	—	—	—
Deferred revenue non current	7,845	—	—	—	—
Note payable and accrued interest net of discount	—	9,035	8,513	8,207	—
Accumulated deficit	(388,272)	(392,924)	(371,360)	(363,134)	(353,825)
Total shareholders’ equity (deficit)	39,115	33,683	(1,441)	689	4,599

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2014, we had an accumulated deficit of $388.3 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

More recently, our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States and/or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered with Grifols, our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States and/or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the FDA that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

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

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under Generating Antibiotic Incentives NOW Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted key composition of matter patents for our inhaled ciprofloxacin formulations in Europe and Australia. We are currently activating clinical sites and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

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

Liposomal Ciprofloxacin for Biodefense Purposes: Treatment of Q Fever, Tularemia, Pneumonic Plague, Inhalation Anthrax and other biodefense purposes

In addition to our programs addressing bronchiectasis and cystic fibrosis licensed to Grifols, our inhaled ciprofloxacin has also been tested for the prevention and treatment of inhaled “bioterrorism” infections, such as Q fever, inhalation anthrax, tularemia and pneumonic plague. We have obtained a royalty-bearing license for the biodefense applications from Grifols.

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

Royalty revenue has been earned under the terms of the asset sale agreement with Zogenix through March 31, 2014 and may be earned in the future under the Grifols License Agreement. We recognize royalty revenue when the amounts can be determined and when collectability is probable. We anticipate recognizing revenue from quarterly royalty payments one quarter in arreas since we believe that we will not be able to determine quarterly royalty earnings until we receive our royalty statements from collaboration partners.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, we evaluate our tax positions to ensure that a minimum recognition threshold is met before we recognize the tax position in the consolidated financial statements. The aforementioned differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2014 and 2013, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

During the twelve months ended December 31, 2014, the Company had pre-tax income of $4.7 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers.

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

Results of Operations

Years ended December 31, 2014 and 2013

Our net income increased by approximately $26.2 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in the net income resulted primarily from the non-recurrence of a one-time, non-cash collaboration arrangement acquisition cost of approximately $15.9 million in 2013. Net income was further increased in 2014 by the one-time non-cash gain of approximately $8.9 million from the assignment of royalty rights and extinguishment of debt in February 2014 combined with the related $1.4 million decrease in interest expense, which was partially offset by the related decrease in royalty revenue of $0.8 million in 2014 over 2013. In addition, net income increased in 2014 over 2013 due to higher collaboration revenue of approximately $24.4 million for 2014 as the Grifols agreement was effective for all of 2014 as compared to four months in 2013, which was offset by the increase in Pulmaquin-related project expenses of approximately $22.2 million and the increase in general and administrative costs of $1.5 million in 2014 compared to the 2013.

Total revenue was approximately $33.6 million for the year ended December 31, 2014 as compared to approximately $9.7 million for the year ended December 31, 2013. We recognized approximately $33.1 million in revenue under the Grifols License Agreement, as well as approximately $0.3 million in government grant revenue and approximately $0.2 million in royalty revenue for the SUMAVEL DosePro sales (now extinguished) for the twelve months ended December 31, 2014 as compared to approximately $8.7 million under the Grifols License Agreement and approximately $1.0 million in royalty revenue for the SUMAVEL program for the twelve months ended December 31, 2013.

Operating expenses were approximately $37.4 million for the year ended December 31, 2014, which represented an approximately $7.8 million increase as compared to the year ended December 31, 2013. Research and development expenses increased approximately $22.3 million and general and administrative expenses increased approximately $1.5 million. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the Pulmaquin program, higher employee related expenses due to the addition of staff, as well as increases in travel and consulting expenses in support of the Pulmaquin program. The increase in general and administrative costs was due to officer bonuses - related to the $5.0 million milestone payment from Grifols received upon dosing of the first patient in the Pulmaquin program, an increase in employee-related costs for the addition of staff, increases in consulting and insurance costs in support of the Pulmaquin program, increases in legal and consulting fees incurred for the filing of registration statements, expenses related to the listing of our common stock on NASDAQ and increased patent activity, as well as increases in costs for our board of directors related to the addition of directors and higher fees. In the twelve months ended December 31, 2013 the Company recognized approximately $15.9 million in one-time, non-cash collaboration arrangement acquisition cost resulting from the Grifols transaction which occurred in that period.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $48.0 million, total working capital of approximately $43.7 million and shareholders’ equity of approximately $39.1 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short term investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2015.

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s common stock (“Common Stock”) (209,744,558 shares prior to the 1-for-40 Reverse Split), to Grifols and an additional 3,104,838 shares of Common Stock to the Investors (124,193,546 shares prior to the 1-for-40 Reverse Split), for a total sale of 8,349,201 shares of Common Stock (the “Company Stock Sale”) (333,968,104 shares prior to the 1-for-40 Reverse Split), for a purchase price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split. The aggregate gross consideration paid to the Company in the Company Stock Sale was approximately $41.4 million.

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

Year ended December 31, 2014

As of December 31, 2014, we had cash and cash equivalents of approximately $48.0 million, slightly down from approximately $48.1 million at December 31, 2013. The nominal use of cash primarily resulted from the Company’s use of cash to fund operations of approximately $36.1 million, offset by the receipt of approximately $31.3 million from Grifols for incurred and future Pulmaquin program-related expenses and the receipt of the $5.0 million milestone for the dosing of the first patient.

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $0.1 million reflecting the result of operating activities after adjusting our approximately $4.7 million net income for non-cash gains, including approximately $8.9 million from the assignment of royalty rights for future Zogenix royalties and extinguishment of debt, offset by non-cash expenses of approximately $0.9 million in depreciation and stock based compensation, and adjusting for net changes in operating assets and liabilities of approximately $3.4 million. Net cash used in investing activities was approximately $0.4 million as the company invested in equipment to support the Pulmaquin program. Net cash provided by financing activities for the year ended December 31, 2014 was approximately $0.2 million from the proceeds from the purchase of stock primarily through the Employee Stock Purchase Plan (ESPP).

Year ended December 31, 2013

As of December 31, 2013, we had cash and cash equivalents of approximately $48.1 million, up from approximately $7.6 million at December 31, 2012. The overall increase primarily resulted from the sale of common stock to Grifols and the Investors for net proceeds of approximately $40.2 million along with the receipt of approximately $13.1 million from Grifols for incurred and future Pulmaquin program-related expenses offset by the Company’s use of cash to fund operations.

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $0.3 million reflecting the result of operating activities after adjusting our approximately $21.6 million net loss for non-cash expenses, including approximately $15.9 million in collaboration arrangement acquisition cost, approximately $0.8 million in depreciation and stock based compensation and by changes in operating assets and liabilities of approximately $5.0 million. Net cash provided by financing activities for the year ended December 31, 2013 was approximately $40.3 million from the sale of common stock in the Company Stock Sale and the proceeds from the purchase of stock through the ESPP.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one inactive, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, one active wholly-owned subsidiary domiciled in Australia and one inactive, wholly-owned subsidiary domiciled in the UK.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying consolidated balance sheets of Aradigm Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradigm Corporation at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co, LLP

San Francisco, California

March 16, 2015

ARADIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47,990	$48,131
Restricted cash	250	—
Receivables	1,058	92
Prepaid and other current assets	1,207	1,448

Total current assets	50,505	49,671
Property and equipment, net	502	400
Other assets	2,956	353

Total assets	$53,963	$50,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,706	$619
Accrued clinical and cost of other studies	2,070	1,831
Accrued compensation	819	198
Deferred revenue	790	4,379
Facility lease exit obligation	193	168
Other accrued liabilities	191	82

Total current liabilities	6,769	7,277
Accrued clinical and cost of other studies, non-current	33	—
Deferred rent, non-current	97	132
Facility lease exit obligation, non-current	104	297
Deferred revenue, non-current	7,845	—
Note payable and accrued interest	—	9,035

Total liabilities	14,848	16,741

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 25,045,765 at December 31, 2014 and December 31, 2013; issued and outstanding shares: 14,726,960 at December 31, 2014; 14,681,274 at December 31, 2013	427,387	426,607
Accumulated deficit	(388,272)	(392,924)

Total shareholders’ equity	39,115	33,683

Total liabilities and shareholders’ equity	$53,963	$50,424

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013
Revenue:
Contract revenue – related party	$33,038	$8,672
Grant revenue	323	—
Royalty revenue	200	1,045

Total revenues	33,561	9,717

Operating expenses:
Research and development	31,172	8,884
General and administrative	6,226	4,775
Collaboration arrangement acquisition cost	—	15,943
Restructuring and asset impairment	19	27

Total operating expenses	37,417	29,629

Loss from operations	(3,856)	(19,912)
Interest income	17	6
Interest expense	(288)	(1,649)
Other expense, net	(85)	(9)
Gain on assignment of royalty interests	5,823	—
Gain from extinguishment of debt	3,041	—

Net income (loss) and comprehensive income (loss)	$4,652	$(21,564)

Basic net income (loss) per common share	$0.32	$(2.36)

Diluted net income (loss) per common share	$0.32	$(2.36)

Shares used in computing basic net income (loss) per common share	14,700	9,154

Shares used in computing diluted net income (loss) per common share	14,726	9,154

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2012	6,283,622	$369,919	$(371,360)	(1,441)
Issuance of common stock in a private offering, net of issuance costs	8,349,201	40,227	—	40,227
Issuance of common stock under the employee stock purchase plan	21,618	95	—	95
Issuance of restricted stock awards	30,333	—	—	—
Cancellation of restricted stock awards	(3,750)	—	—	—
Exercise of options	250	2	—	2
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	421	—	421
Stock discount on Grifols arrangement	—	15,943	—	15,943
Net loss	—	—	(21,564)	(21,564)

Balances at December 31, 2013	14,681,274	426,607	(392,924)	$33,683
Issuance of common stock under the employee stock purchase plan	33,161	157	—	157
Issuance of restricted stock awards	11,250	—	—	—
Exercise of options	1,275	7	—	7
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	616	—	616
Net income	—	—	4,652	4,652

Balances at December 31, 2014	14,726,960	$427,387	$(388,272)	$39,115

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,652	$(21,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investments	—	29
Depreciation and amortization	310	370
Stock-based compensation expense	616	421
Collaboration arrangement acquisition cost	—	15,943
Gain on assignment of royalty interests	(5,823)	—
Gain from extinguishment of debt	(3,041)	—
Amortization of note discount	19	94

Changes in operating assets and liabilities:
Receivables	(966)	(49)
Restricted cash	(250)	—
Prepaid and other current assets	241	(1,342)
Other assets	(2,840)	121
Accounts payable	2,087	289
Accrued compensation	621	14
Current deferred revenue	(3,589)	4,379
Accrued liabilities	395	1,714
Accrued clinical and cost of other studies, non-current	33	—
Deferred rent, non-current	(35)	(12)
Deferred revenue, non-current	7,845	—
Facility lease exit obligation	(168)	(143)

Net cash provided by operating activities	107	264

Cash flows from investing activities:
Capital expenditures	(412)	(43)
Purchases of available-for-sale investments	—	(2,852)
Proceeds from maturities of available-for-sale investments	—	3,026

Net cash provided by (used in) investing activities	(412)	131

Cash flows from financing activities:
Proceeds from private offering of common stock, net	—	40,227
Proceeds from issuance of common stock to Employee Stock Purchase Plan	164	95

Net cash provided by financing activities	164	40,322

Net increase (decrease) in cash and cash equivalents	(141)	40,717
Cash and cash equivalents at beginning of year	48,131	7,414

Cash and cash equivalents at end of year	$47,990	$48,131

Supplemental disclosure of cash flow information:
Non cash reduction in other assets from extinguishment of debt and assignment of royalty interests	(237)	—
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	(9,101)	—

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2014, the Company had an accumulated deficit of approximately $388.3 million, working capital of approximately $43.7 million and shareholders’ equity of approximately $39.1 million. The Company believes that its cash and cash equivalents totaling approximately $48.0 million as of December 31, 2014 will be sufficient to fund its operations at least through 2015. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Funded Research and Development and Grant Revenue—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners and grants for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for consolidated financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of the current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, it will record a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2014 and 2013, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, it would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

During the twelve months ended December 31, 2014, the Company had pre-tax income of $4.7 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Unvested restricted stock awards subject to repurchase totaled 300 shares and 19,217 shares for the years ended

December 31, 2014 and 2013, respectively. Potentially dilutive securities were included for the year ended December 31, 2014 but were excluded for the year ended December 31, 2013 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2014	2013
Outstanding stock options	515	194
Unvested restricted stock awards	—	19
Unvested stock units	10	10
Outstanding warrants	71	71

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains or losses on its available-for-sale securities as other comprehensive income (loss). Total comprehensive income (loss) has been disclosed on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2014-15”). This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. (“ASU 2015-01”). This ASU eliminates from U.S. GAAP the concept of Extraordinary Items. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The guidance may be applied prospectively or retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

2. Cash and Cash Equivalents

At December 31, 2014 and December 31, 2013, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at December 31, 2014 and December 31, 2013 consist of cash and money market funds. Money market funds are valued using quoted market prices.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$4,792	$4,412
Furniture and fixtures	1,139	1,138
Lab equipment	2,138	2,138
Computer equipment and software	2,682	2,651
Leasehold improvements	1,844	1,844

Property and equipment	12,595	12,183
Less accumulated depreciation and amortization	(12,093)	(11,783)

Property and equipment, net	$502	$400

Depreciation expense was $310,000 and $370,000 for the years ended December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method were recorded as part of restructuring and asset impairment expense in the Consolidated Statement of Operations and Comprehensive Loss in the year ended December 31, 2007. The lease exit liability activity for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$465	$609
Accretion expense	19	26
Lease payments	(187)	(170)

Balance at end of the year	$297	$465

The Company classified $193,000 of the $297,000 lease exit liability in current liabilities and the remaining $104,000 in non-current liabilities in the accompanying consolidated balance sheet at December 31, 2014.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s common stock (“Common Stock”) (209,774,558 shares prior to the 1-for-40 Reverse Split), to Grifols and an additional 3,104,838 shares of Common Stock (124,193,546 shares prior to the 1-for-40 Reverse Split) to the Investors, for a total sale of 8,349,201 shares of Common Stock (the “Company Stock Sale”) (333,968,104 shares prior to the 1-for-40 Reverse Split), for a purchase price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split). The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

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

On July 15, 2013 shareholders of the Company (i) approved certain amendments to the Company’s charter including amendments necessary to increase the total number of shares of Common Stock authorized to be issued by the Company to at least 17,670,765 shares (706,830,627 shares prior to the 1-for-40 Reverse Split), including the 8,349,201 shares (333,968,104 shares prior to the 1-for- 40 Reverse Split) to be sold in the Company Stock Sale (the “Charter Amendment”) and (ii) approved the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at a special meeting.

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

License Agreement

The License Agreement was signed simultaneously with the closing of the Company Stock Sale. Under the License Agreement, the Company granted to Grifols an exclusive license to the Program, the lead product candidate of which is named Pulmaquin. The license permits Grifols to commercialize Products throughout the world and grants Grifols a back-up manufacturing right to produce Products.

The Company is responsible for developing the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses are the responsibility of the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development. Pursuant to the License Agreement, the Company recognized reimbursements of development costs from Grifols as Contract revenue – related party totaling $8.1 million and $33.0 million for the three and twelve month periods ended December 31, 2014, respectively. The Company recognized $8.7 million from Grifols as Contract revenue – related party for the year ended December 31, 2013 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to the development of Pulmaquin for non-cystic fibrosis bronchiectasis prior to the execution of the License Agreement on August 27, 2013 and through December 31, 2013.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the year ended December 31, 2014, the Company recognized $33.0 million in contract revenue – related party relating to services performed and costs incurred during the period under the License Agreement. Contract revenue- related party of $8.1 million has been recognized for the quarter ended December 31, 2014 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to the development of Pulmaquin for non-cystic fibrosis bronchiectasis. In addition, the Company has a current deferred revenue balance at December 31, 2014 of $0.8 million and a long-term deferred revenue balance of $7.8 million. The long-term deferred revenue balance consists of: (i) a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and (ii) reimbursements billed in advance of collaboration services to be performed beyond a one year period. The $5 million milestone payment will be recognized as revenue upon receiving the first regulatory approval. Finally, the Company has an accounts receivable balance of $1.0 million for unreimbursed fourth quarter expenses for the Pulmaquin project and $43,000 of the accounts payable balance is for board of director expenses for fourth quarter with Grifols as of December 31, 2014.

Costs incurred under the Grifols License Agreement in the quarters ended December 31, 2014 and 2013 are $8.1 million and $4.4 million, respectively. Costs incurred under the Grifols License Agreement for the twelve months ended December 31, 2014 and 2013 are $33.0 million and $8.7 million, respectively. Expenses reimbursed in the twelve months ended December 31, 2013 include services performed and costs incurred in the year ended December 31, 2012 of $1.1 million and in the twelve months ended December 31, 2013 of $7.6 million. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

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

While the term loan was non-recourse to the assets of Aradigm Corporation, the term loan agreement contained a minimum royalty covenant. If the minimum royalty covenant was breached and the subsidiary did not cure the breach through a cash contribution to pay down the accrued principal and interest, then the lenders had the right to declare the agreement in default and obtain the right to all future royalties and payments due to Aradigm under the Zogenix asset purchase agreement. In 2012, the minimum royalty covenant was breached and the Company made cash payments of approximately $167,000 to the lenders for accrued interest in order to cure the breach. In the twelve months ended December 31, 2013, the covenant was again breached and the cumulative cash shortfall the Company would need to contribute to keep the agreement from default stood at $525,000. In the first quarter of 2014, the Company elected not to make this or any future contributions.

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

8. Leases, Commitments and Contingencies

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2014 are as follows (in thousands):

	Operating Leases	Mendel Sub-Lease	Net Operating Lease Payments
Year ending December 31:
2015	1,918	(1,202)	716
2016	1,020	(640)	380

Total minimum lease payments	$2,938	$(1,842)	$1,096

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

The Company’s monthly rent payments fluctuate under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2014 and 2013, the Company had $97,000 and $132,000 of deferred rent, respectively.

For the years ended December 31, 2014 and 2013, building rent expense under operating leases totaled $593,000 and $594,000, respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2014 or 2013.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9. Shareholders’ Equity

On May 20, 2013, the Company and Grifols and certain other investors (the “Investors”) entered into a Stock Purchase Agreement, pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s Common Stock (209,774,558 shares prior to the 1-for-40 Reverse Split), to Grifols and an additional 3,104,838 shares of Common Stock (124,193,546 shares prior to the 1-for-40 Reverse Split) to the Investors, for a total sale of 8,349,201 shares of Common Stock (333,968,104 shares prior to the 1-for-40 Reverse Split), for a purchase price of $4.96 per share ($0.124 per share prior to the 1-for-40 Reverse Split). The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

Reserved Shares

At December 31, 2014, the Company had 515,366 shares reserved for future issuance upon exercise of options under all stock option plans and 688,001 shares of common stock reserved for future issuance of new option grants. The Company had 35,184 shares available for future issuances under the ESPP. Additionally, the Company had 71,022 shares reserved for outstanding warrants and 12,500 shares reserved for issuance to an executive officer pursuant to a stand-alone non-statutory stock option agreement at December 31, 2014.

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

In April 1996, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1996 Plan, which amended and restated an earlier stock option plan. The 1996 Plan reserved 24,000 shares for future grants. During May 2001, the Company’s shareholders approved an amendment to the Plan to include an evergreen provision. In 2003, the 1996 Plan was amended to increase the maximum number of shares available for issuance under the evergreen feature of the 1996 Plan by 10,000 shares to 50,000 shares. The evergreen provision automatically increased the number of shares reserved under the 1996 Plan, subject to certain limitations, by 6% of the issued and outstanding shares of common stock of the Company or such lesser number of shares as determined by the Board of Directors on the date of the annual meeting of shareholders of each fiscal year beginning in 2001 and ending 2005. As of December 31, 2014, the Company had 944 options outstanding and no shares were available for future grants under the 1996 Plan.

In March 2005, the Company’s Board of Directors adopted and in May 2005 the Company’s shareholders approved the 2005 Plan, which amended, restated and retitled the 1996 Plan. All outstanding awards granted under the 1996 Plan remain subject to the terms of the 1996 Plan. All stock awards granted on or after the adoption date are subject to the terms of the 2005 Plan. No shares were added to the share reserve under the 2005 Plan other than the shares available for future issuance under the 1996 Plan. Pursuant to the 2005 Plan, the Company had 72,965 shares of common stock authorized for issuance. Options (net of canceled or expired options) covering an aggregate of 49,981 shares of the Company’s common stock had been granted under the 1996 Plan, and 22,984 shares became available for future grant under the 2005 Plan. In March 2006, the Company’s Board of Directors amended, and in May 2006 the Company’s shareholders approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 50,000. In April 2007, the Company’s Board of Directors amended, and in June 2007, the Company’s shareholders approved the amendment to the 2005 Plan, increasing the shares of common stock authorized for issuance by 40,000 shares. In March 2008, the Company’s Board of Directors amended, and in May 2008 the Company shareholder’s approved, the amendment to the 2005 Plan, increasing the shares of common stock authorized by 67,500. In

March 2010, the Company’s Board of Directors amended, and in May 2010, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 100,000. In March 2012, the Company’s Board of Directors amended, and in May 2012, the Company shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 100,000. In May 2013, the Company’s Board of Directors amended, and in July 2013, the Company’s shareholder’s approved the amendment to the 2005 Plan, increasing the shares of common stock authorized by 1,000,000. Shares available for future grants totaled 688,001 as of December 31, 2014 for the 2005 Plan.

On March 13, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (“2015” Plan”), subject to the approval of the Company’s shareholders at the 2015 Annual Meeting. The 2015 Plan would replace the existing 2005 Equity Incentive Plan (“2005 Plan”) which expires by its terms in March 2015. The Company is submitting the 2015 Plan to its shareholders for approval. The Company is not requesting that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan; rather, the remaining shares authorized under the 2005 Plan will be available for issuance under the 2015 Plan.

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

Options granted under the 2005 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. The 2005 Plan also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under the 2005 Plan, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2014 and 2013, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan and no shares have been repurchased. The Company granted options to purchase 338,121 shares and 29,250 shares during the years ended December 31, 2014 and 2013, respectively, under the 2005 Plan, which included option grants to the Company’s non-employee directors in the amount of 21,875 shares and 14,000 shares during 2014 and 2013, respectively. The 2005 Plan had 514,422 option shares outstanding as of December 31, 2014.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) had 1,125 shares of common stock authorized for issuance. Options granted under the Directors’ Plan expire no later than 10 years from date of grant. The option price shall be at 100% of the fair value on the date of grant as determined by the Board of Directors. The options generally vest quarterly over a period of one year. During 2000, the Board of Directors approved the termination of the Directors’ Plan. No more options can be granted under the plan after its termination. The termination of the Directors’ Plan had no effect on the options already outstanding. As of December 31, 2014, there were no outstanding options in this plan and there were no additional shares available for grant.

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan as of December 31, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	194,147	$28.46
Options granted	338,121	$9.34
Options cancelled	(15,627)	$42.21
Options exercised	(1,275)	$5.63

Outstanding at December 31, 2014	515,366	$15.55	7.69	$101,580

Ending Vested + Expected To Vest	495,347	$15.80	7.63	$101,272

Ending Exercisable	199,661	$25.50	5.27	$94,288

The weighted-average grant-date fair value of options granted during the years 2014 and 2013 was $7.57 and $5.28 respectively. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as the of close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2014 and 2013 was $3,500 and $200.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the year ending December 31, 2014 is presented below. The ending balance represents the maximum number of shares that could be earned or vested under the 2005 Plan:

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	19,217	7.33
Restricted stock awards granted	11,250	9.60
Restricted share awards vested	(30,167)	7.67

Outstanding at December 31, 2014	300	57.60

As of December 31, 2014, there was $0 of total unrecognized compensation cost related to restricted stock award arrangements granted under the Plan. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant. Stock compensation expense for the awards has been recognized in the appropriate period. The total fair value of restricted stock awards vested during the years ended December 31, 2014 and 2013 was $247,000 and $246,000 respectively.

The Company retained purchase rights to 300 and 19,217 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2014 and 2013, respectively.

Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	10,306	5.34
Restricted stock units granted	0	0
Restricted share units vested	0	0

Outstanding at December 31, 2014	10,306	5.34

As of December 31, 2014, there was zero of total unrecognized compensation cost related to restricted stock unit arrangements granted under the Plan. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was $0 for both years.

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

As of December 31, 2014, a total of 141,066 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 25,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 62,500. In March 2013, the Company’s Board of Directors amended, and in May 2013 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 62,500. As of December 31, 2014, there was a balance of 35,184 available authorized shares. Compensation expense was $67,000 and $106,000 for the years ended December 31, 2014 and 2013, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	65.1%	107.1%
Risk-free interest rate	0.07%	0.2%
Expected life (years)	0.50	2.00
Weighted-average fair value of purchase rights granted during the period	$3.20	$3.65

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

The following table shows stock-based compensation expense included in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013, (in thousands, except per share amounts):

	2014	2013
Costs and Expenses
Research and development	$197	$138
General and administrative	419	283

Total employee stock-based compensation expense	$616	$421

Impact on basic and diluted net income (loss) per common share	$0.04	$(0.05)

There was no capitalized stock-based compensation cost as of December 31, 2014. Since the Company has cumulative net losses through December 31, 2014, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation cost related to unvested stock options and stock purchases net of forfeitures was $1,030,000 as of December 31, 2014. This amount will be recognized over a weighted average period of 2.93 years. As of December 31, 2014, there is no total unrecognized compensation costs, net of forfeitures, related to unvested awards that is expected to be recognized.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock for similar terms. The expected term was estimated using a lattice model prior to 2010, and the simplified method was used starting in 2010 as permitted under SAB No. 110, since the Company’s recent exercise and forfeiture history was not representative of the expected term of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions for employee options (which for purposes of this table includes members of the board of directors) are as follows:

	Years Ended December 31
	2014	2013
Dividend yield	0.0%	0.0%
Volatility factor	110.0%	112.7%
Risk-free interest rate	1.8%	1.4%
Expected term (years)	6.0	5.7
Weighted-average fair value of options granted during the periods	$7.57	$5.28

The weighted average assumptions for non-employee options, except for members of the board of directors which are reflected above, are as follows:

	Years Ended December 31
	2014	2013
Dividend yield	N/A	0.0%
Volatility factor	N/A	116.0%
Risk-free interest rate	N/A	9.8%
Expected term (years)	N/A	9.84
Weighted-average fair value of options granted during the periods	N/A	$5.92

Except for grants to members of the board of directors no options were granted to non-employees in the year ended December 31, 2014.

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10. Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2014 statutory limit of $17,500 (plus an additional $5,500 for employees that are 50 years and older). The Company matches employees’ contributions up to a maximum of three percent of an employee’s annual salary based upon the employee’s contribution and certain other limitations. The Company’s employer matching contribution expense was $55,000 and $40,000 in 2014 and 2013, respectively.

11. Income Taxes

In 2014 and 2013, the Company recorded an income tax benefit of zero. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$14,955	$16,739
Research and development credits	6,509	6,509
Federal orphan drug credits	7,217	7,228
Other	1,152	1,210

Total deferred tax assets	29,833	31,686
Valuation allowance	(29,833)	(31,686)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2014 and 2013, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance decreased by $1.9 million during the year ended December 31, 2014 and increased by $1.7 million during the year ended December 31, 2013. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Income tax benefit at federal statutory rate	$1,657	$(7,544)
State taxes (net of federal)	11	186
Credits	—	—
Other	129	43
Collaboration arrangement acquisition cost	—	5,580
Change in valuation allowance	(1,797)	1,735

Total	$—	$—

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $36.3 million and federal orphan drug credit carryforwards of approximately $7.2 million, which expire in the years 2019 through 2033. The Company also had California net operating loss carryforwards of approximately $39.1 million, which expire in the years 2015 through 2033, and California research and development tax credit carryforwards of approximately $9.9 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $36.3 million will begin to expire from 2019 to 2033, subject to the annual limitations. Federal tax credit carryforwards totaling $7.3 million will begin to expire from 2028 to 2032, subject to the annual limitations. State operating loss carryforwards totaling $39.1 million will begin to expire from 2015 to 2033, subject to annual limitations. State tax credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2014.

During the twelve months ended December 31, 2014, the Company had pre-tax income of $4.7 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers. Utilization of the Company’s NOL and credit carryforwards may be subject to additional annual limitations based on future stock issuances or ownership changes. Such future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization. Based on the analyses performed on ownership changes that have occurred from inception through December 31, 2014, the Company expects to be able to use the NOL and tax credit carryforwards as noted above.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years from 1998 due to net operating losses and tax credits that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2014, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12. Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	March 31, 2014	June 30, 2014	September 30, 2014		December 31, 2014
Total revenue	$6,631	$12,245		$6,617	$8,068

Operating expenses:
Research and development	5,796	11,656		6,047	7,673
General and administrative	1,651	1,931		1,443	1,201
Restructuring and asset impairment	6	5		4	4

Total expenses	7,453	13,592		7,494	8,878

Loss from operations	(822)	(1,347)		(877)	(810)
Interest income/(expense), net	(286)	1		5	9
Other expense	(1)	(12)		(42)	(30)
Gain on assignment of royalty interests	5,823	—		—	—
Gain from extinguishment of debt	3,041	—		—	—

Income (loss) before income taxes	7,755	(1,358)		(914)	(831)
Income tax provision	—	—		—	—

Net income (loss) and comprehensive income (loss)	$7,755	$(1,358)	$	(,914)	$(831)

Basic net income (loss) per common share	$0.53	$(0.09)		$(0.06)	$(0.06)

Diluted net income (loss) per common share	$0.53	$(0.09)		$(0.06)	$(0.06)

Shares used in computing basic net income (loss) per common share	14,669	14,697		14,706	14,726

Shares used in computing diluted net income (loss) per common share	14,713	14,697		14,706	14,726

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$279	$248	$4,552	$4,638

Operating expenses:
Research and development	1,984	1,423	1,593	3,884
General and administrative	1,220	1,118	1,463	974
Collaboration arrangement acquisition cost	—	—	15,943	—
Restructuring and asset impairment	7	7	7	6

Total expenses	3,211	2,548	19,006	4,864

Loss from operations	(2,932)	(2,300)	(14,454)	(226)
Interest expense, net	(392)	(406)	(420)	(425)
Other income (expense)	(1)	(4)	—	(4)

Loss before income taxes	(3,325)	(2,710)	(14,874)	(655)
Income tax provision	—	—	—	—

Net loss	$(3,325)	$(2,710)	$(14,874)	$(655)

Basic and diluted net loss per common share	$(0.53)	$(0.43)	$(1.59)	$(0.04)

Shares used in computing basic and diluted net loss per common share	6,249	6,260	9,352	14,660

13. Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2014 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee, (iii) the identification of the Audit Committee Financial Expert and (iv) the Company’s Code of Ethics is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2015 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2015 Proxy Statement”).

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(14)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.11(19)	Certificate of Amendment of Articles of Incorporation of the Company.

3.12(22)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11 and 3.12.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

Exhibit No.	Description

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.10(9)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.11(10)+	2005 Equity Incentive Plan, as amended.

10.12(11)+	Employee Stock Purchase Plan, as amended.

10.13(12)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.14(13)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.15(15)	Amended and Restated Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.16(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.17(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.18(15)	Form of Indemnification Agreement.

10.19(16)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.20(16)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.21(17)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.22(17)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.23(17)	Form of Governance Agreement by and among the Company and Grifols, S.A.

10.24(17)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.

10.25(17)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

Exhibit No.	Description

10.26(18)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

10.27(20)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.28(20)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.29(21)	Assignment, Assumption, Waiver and Consent, effective February 28, 2014, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC.

10.30(23)	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

21.1	List of Subsidiaries of the Company.

23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

+	Represents a management contract or compensatory plan or arrangement.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(10)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(13)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(14)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(15)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.

(16)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(19)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2014.
(20)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2014, as amended.
(21)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2014, as amended.
(22)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2014.
(23)	Incorporated by reference to the Company’s Form 10-K filed on March 13, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 17th day of March 2015.

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

Signature	Title	Date

/s/ Igor Gonda	President, Chief Executive Officer and Director	March 17, 2015
Igor Gonda	(Principal Executive Officer)

/s/ Nancy E. Pecota	Vice President, Finance and Chief Financial Officer	March 17, 2015
Nancy E. Pecota	(Principal Financial and Accounting Officer)

/s/ Virgil D. Thompson	Chairman of the Board and Director	March 17, 2015
Virgil D. Thompson

/s/ David Bell	Director	March 17, 2015
David Bell

/s/ Frederick Hudson	Director	March 17, 2015
Frederick Hudson

/s/ Lafmin Morgan	Director	March 17, 2015
Lafmin Morgan

/s/ John M. Siebert	Director	March 17, 2015
John M. Siebert

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company, as amended.

3.3(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.4(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.5(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.6(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.7(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.8(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.9(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.10(14)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.11(19)	Certificate of Amendment of Articles of Incorporation of the Company.

3.12(22)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11 and 3.12.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.10(9)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

Exhibit No.	Description

10.11(10)+	2005 Equity Incentive Plan, as amended.

10.12(11)+	Employee Stock Purchase Plan, as amended.

10.13(12)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.14(13)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.15(15)	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.16(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.17(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.18(15)	Form of Indemnification Agreement.

10.19(16)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.20(16)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.21(17)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.22(17)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.23(17)	Form of Governance Agreement by and among the Company and Grifols, S.A.

10.24(17)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.

10.25(17)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

10.26(18)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

10.27(20)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.28(20)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.29(21)	Assignment, Assumption, Waiver and Consent, effective February 28, 2014, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC.

10.30(23)	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

21.1	List of Subsidiaries of the Company.

23.1	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (signature page).

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

+	Represents a management contract or compensatory plan or arrangement.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(10)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(13)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(14)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(15)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(19)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2014.
(20)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2014 as amended.
(21)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2014.
(22)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2014.
(23)	Incorporated by reference to the Company’s Form 10-K filed on March 13, 2014.