Form 10-Q
period 2015-03-31
ARADIGM CORP
filed 2015-05-11
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015                                          or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 7, 2015)
Common	14,748,189

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$48,576	$47,990
Receivables	511	1,058
Restricted cash	250	250
Prepaid and other current assets	1,442	1,207

Total current assets	50,779	50,505
Property and equipment, net	416	502
Other assets	2,941	2,956

Total assets	$54,136	$53,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,046	$2,706
Accrued clinical and cost of other studies	4,044	2,070
Accrued compensation	550	819
Deferred revenue—related party	837	790
Facility lease exit obligation	199	193
Deferred rent	85	97
Other accrued liabilities	256	191

Total current liabilities	8,017	6,866
Accrued clinical and cost of other studies, non-current	82	33
Deferred revenue—related party, non-current	7,845	7,845
Facility lease exit obligation, non-current	55	104

Total liabilities	15,999	14,848

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 25,045,765 at March 31, 2015 and December 31, 2014; issued and outstanding shares: 14,726,960 at March 31, 2015 and December 31, 2014	427,572	427,387
Accumulated deficit	(389,435)	(388,272)

Total shareholders’ equity	38,137	39,115

Total liabilities and shareholders’ equity	$54,136	$53,963

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Contract revenue – related party	$8,739	$6,242
Grant revenue	29	189
Royalty revenue	—	200

Total revenue	8,768	6,631

Operating expenses:
Research and development	8,361	5,796
General and administrative	1,542	1,651
Restructuring and asset impairment	4	6

Total operating expenses	9,907	7,453

Loss from operations	(1,139)	(822)
Interest income	8	2
Interest expense	—	(288)
Other expense	(32)	(1)
Gain on assignment of royalty interests	—	5,823
Gain from extinguishment of debt	—	3,041

Net income (loss) and comprehensive income (loss)	$(1,163)	$7,755

Basic and diluted net income (loss) per common share	$(0.08)	$0.53

Shares used in computing basic net income (loss) per common share	14,727	14,669

Shares used in computing diluted net income (loss) per common share	14,727	14,713

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,163)	$7,755
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	77	74
Stock-based compensation expense	185	193
Amortization of note discount	—	19
Gain on assignment of royalty interests	—	(5,823)
Gain from extinguishment of debt	—	(3,041)
Changes in operating assets and liabilities:
Receivables	547	(2,601)
Prepaid and other current assets	(235)	167
Restricted cash	—	(250)
Other assets	15	26
Accounts payable	(660)	947
Accrued compensation	(269)	241
Current deferred revenue	47	(3,688)
Deferred rent	(12)	(6)
Accrued liabilities	2,039	(235)
Accrued clinical and cost of other studies, non-current	49	—
Facility lease exit obligation	(43)	(37)

Net cash provided by (used in) operating activities	577	(6,259)

Cash flows from investing activities:
Capital expenditures	9	(167)

Net cash provided by (used in) investing activities	9	(167)

Net increase (decrease) in cash and cash equivalents	586	(6,426)
Cash and cash equivalents at beginning of period	47,990	48,131

Cash and cash equivalents at end of period	$48,576	$41,705

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	—	(237)
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	—	(9,101)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. Organization, Basis of Presentation and Liquidity

Organization

Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products during the 2015 fiscal year. The Company operates as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 18, 2015 (the “2014 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2014 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2015, the Company had an accumulated deficit of $389.4 million, working capital of $42.8 million and shareholders’ equity of $38.1 million. The Company had cash and cash equivalents of approximately $48.6 million as of March 31, 2015. Management believes that this amount will be sufficient to meet its obligations through at least the year ended December 31, 2015. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (see Note 5).

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

The Company adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605); Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) for new and materially modified arrangements originating on or after January 1, 2010. ASU 2009-13 provides updated guidance on how the deliverables in an arrangement should be separated, and how consideration should be allocated, and it changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available.

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. The Company estimated its current tax exposure to be zero as it expects to be able to utilize its net operating loss carryovers (NOLs) to offset the income recognized in the quarter and year to date. The Company has updated its Section 382 analysis through December 31, 2014 and noted no additional changes since the last change in 2010.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2015, and December 31, 2014 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2015, because the inclusion of such shares would have had an anti-dilutive effect but were included for the three months ended March 31, 2014.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s 2014 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At March 31, 2015 and December 31, 2014, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at March 31, 2015 consist of cash and money market funds. Money market funds are valued using quoted market prices.

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

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The Company recorded an additional sublease loss on the subsequent amendment of the lease in April of 2009. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method have been recorded as part of restructuring and asset impairment expense in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The lease exit liability activity for the three months ended March 31, 2015 is as follows (in thousands):

Three Months Ended March 31, 2015
Balance at January 1, 2015	$297
Accretion expense	4
Lease payments	(47)
Balance at March 31, 2015	$254

As of March 31, 2015, $199,000 of the $254,000 balance was recorded as a current liability and $55,000 was recorded as a non-current liability.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s common stock (“Common Stock”) to Grifols and an additional 3,104,838 shares of Common Stock to the Investors, for a total sale 8,349,201 shares of Common Stock (the “Company Stock Sale”) for a purchase price of $4.96 per share. The aggregate gross consideration paid to the Company on August 27, 2013 in the Company Stock Sale was approximately $41.4 million.

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

On July 15, 2013 shareholders of the Company approved the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at the special meeting.

In August of 2013 Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $4.96 per share which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of the other conditions of closing, the stock price rose to $8.00 per share at the time of. Consequently, the contractual price of $4.96 per share resulted in a $3.04 per share discount from the August 27, 2013 closing price of $8.00 per share, or a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The

Company determined this transaction was not within the scope of ASC 605-25 and accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 at $8.00 per share ($0.20 per share price prior to the 1-for-40 Reverse Split). This discount, which is a non-cash charge, was recorded as Collaboration Arrangement Acquisition Cost in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

License Agreement

The License Agreement was signed on the closing of the Company Stock Sale. Under the License Agreement, the Company granted to Grifols an exclusive license to the Program, the lead product candidate of which is named Pulmaquin®. The license permits Grifols to commercialize Products throughout the world and grants Grifols a back-up manufacturing right to produce Products.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the three months ended March 31, 2015, the Company recognized $8.7 million in contract revenue-related party for services performed and costs incurred during the period under the License Agreement related to development of Pulmaquin for non-cystic fibrosis bronchiectasis. In addition, the Company has a current deferred revenue balance at March 31, 2015 of $837 thousand and a long-term deferred revenue balance of $7.8 million. The long term deferred revenue balance consists of: (i) a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and (ii) reimbursements billed in advance of collaboration services to be performed beyond a one year period. The $5 million milestone payment will be recognized as revenue upon receiving the first regulatory approval.

Costs incurred under the Grifols License Agreement in the quarters ended March 31, 2015 and 2014 are $8.7 million and $6.2 million. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

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

Registration Rights Agreements

In connection with and concurrently with the closing of the Company Stock Sale, the Company entered into a Registration Rights Agreement with Grifols (the “Grifols Registration Rights Agreement”), pursuant to which the Company agreed to provide registration rights to Grifols with respect to the shares of Common Stock issued to Grifols in the Company Stock Sale. Under such agreement, Grifols will be entitled to require the Company to file with the SEC certain registration statements under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the resale of the shares of Common Stock acquired by Grifols in the Company Stock Sale up to three times on Form S-1 and up to six times on Form S-3, and to include its shares of Common Stock in any registration the Company proposes for its own account or for the account of one or more of its shareholders.

In connection with and concurrently with the closing of the Company Stock Sale, the Company and the Investors also entered into a Registration Rights Agreement (the “Investors Registration Rights Agreement”). Pursuant to the Investors Registration Rights Agreement, the Company filed a registration statement covering the resale of the shares of the Common Stock issued to the investors in the Company Stock Sale. The failure on the part of the Company to satisfy the deadlines set forth in the Investors Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

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

In connection with the original royalty financing transaction, the Company issued to the lenders warrants to purchase a total of 71,022 shares of the Company’s common stock at a strike price of $8.80 per share representing a 20% premium above the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing of the royalty financing transaction. The warrants expire on December 31, 2016. In accordance with Accounting Standards Topic 815 – Derivatives and Hedging, the warrants were accounted for as equity instruments and their fair value was determined to be approximately $390,000. The relative fair value of the warrants is considered a discount against the note and was recorded as a reduction of the note payable. The note discount was being amortized to interest expense using the effective interest method with an annual rate of 18.7% over a period of 48 months, however, the full amount of the remaining note discount was recognized in the three months ended March 31, 2014, which was the accounting period following the completion of the transfer of payment rights to the lenders as described below.

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

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015	March 31, 2014
Costs and expenses:
Research and development	$78	$57
General and administrative	107	136

Total stock-based compensation expense	$185	$193

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2015 and 2014. Since the Company did not record a tax provision during the quarters ended March 31, 2015 and 2014, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the three months ended March 31, 2015 was zero. The Company retained purchase rights with respect to 300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2015.

Stock Option Plans: 1996 Equity Incentive Plan, 2005 Equity Incentive Plan, 1996 Non-Employee Directors’ Plan and 2015 Equity Incentive Plan

On March 13, 2015 the Board adopted the 2015 Equity Incentive Plan (the “2015 Plan”), subject to the approval of the Company’s shareholders, which will be submitted to them at the next annual meeting. The next annual meeting is scheduled to be held on May 14, 2015. The 2015 Plan would replace the Company’s existing 2005 Equity Incentive Plan (the “2005 Plan”), which is described in further detail below. The 2015 Plan is intended to promote our long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. The Company did not request that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan, rather, the remaining shares authorized under the 2005 Plan will be available for issuance under the 2015 Plan.

The 1996 Equity Incentive Plan (the “1996 Plan”) and the 2005 Plan, which amended, restated and retitled the 1996 Plan, were adopted to provide a means by which selected eligible service providers to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. The 2005 Plan expired by its terms on March 2, 2015. During 2000, the Board of Directors approved the termination of the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Neither termination of the 2005 Plan, not the Director’s Plan, had any effect on options already outstanding under the Directors’ Plan.

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan and the Directors’ Plan for the three months ended March 31, 2015:

Shares Available for Future Grant
Balance at January 1, 2015	688,001
Options granted	(223,178)
Options cancelled	944

Balance at March 31, 2015	465,767

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	515,366	$15.55
Options granted	223,178	$7.33
Options cancelled	(944)	$262.06

Outstanding at March 31, 2015	737,600	$12.75	8.16	$19,964

Exercisable at March 31, 2015	215,020	$23.21	5.22	$19,964

No stock options were exercised during the three months ended March 31, 2015. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $1,950,000 as of March 31, 2015. This amount will be recognized over a weighted average period of 2.78 years.

9. Net Income (Loss) and Comprehensive Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended March 31
	2015	2014
(In thousands, except per share amounts)
Numerator:
Net income/(loss)	$(1,163)	$7,755

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,727	14,669
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	44

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,727	14,713

Basic and diluted net income/(loss) per share	$(0.08)	$0.53

For the three months ended March 31, 2015, dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. For the three months ended March 31, 2014, the Company excluded 179,000 shares of outstanding stock options and 71,000 shares of warrants, from the calculation of diluted net income/(loss) per share. These shares were excluded because the exercise prices of these stock options and warrants were greater than or equal to the average market price of the common shares during the period and the inclusion of these shares would be anti- dilutive.

At March 31, 2015 and 2014, the Company had the following dilutive securities outstanding (in thousands):

	Three months ended March 31,
	2015	2014
Outstanding stock options	738	460
Restricted stock	—	16
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include (i) our belief that our cash, cash equivalents and short-term investments as of March 31, 2015 will be sufficient to enable us to fund our operations through at least 2015; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States and/or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin®. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of March 31, 2015, we had an accumulated deficit of $389.4 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

More recently our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, and/or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered with Grifols, our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States and/or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a broader population of patients in the United States or in other countries, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

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

Inhaled Ciprofloxacin Program

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report on Form 10-K for further information on the Inhaled Ciprofloxacin Program.

See Note 6 to the accompanying unaudited condensed consolidated financial statements included in Part1, Item 1 of this Quarterly Report on Form 10-Q for information on the Grifols Collaboration Transaction.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the

United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted composition of matter patents for our inhaled ciprofloxacin formulations in Europe and Australia. We are currently activating clinical sites and dosing patients for two Phase 3 clinical trials with Pulmaquin in BE.

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

In October 2010, we announced positive top line data from the ORBIT-2 study. Statistical significance was achieved in the primary endpoint — the mean change in Pseudomonas aeruginosa density in sputum from baseline to day 28. In the full analysis population (full analysis set includes all patients who were randomized, received at least one dose and provided samples for at least two time points), there was a significant mean reduction of 4.2 log10 units in the Pulmaquin group, reflecting an almost sixteen- thousand fold decrease in bacterial load, versus a very small mean decrease of 0.1 log10 units in the placebo group (p=0.004). Secondary endpoint analysis showed that 17 subjects in the placebo group required supplemental antibiotics for respiratory-related infections versus 8 subjects in the Pulmaquin group (p=0.05). As announced in January 2011, the Kaplan-Meier analysis showed that the median time to first pulmonary exacerbation in the per protocol population evaluation increased from 58 days in the placebo group to 134 days in the active treatment group and was statistically significant (p<0.05, log rank test). Pulmaquin was well tolerated and there were no significant decreases in lung function, as measured by FEV1 (forced expiratory volume in one second), at 28 days in either group. Overall, the incidence and severity of adverse events were similar in both the placebo and treatment groups; however, Pulmaquin had a superior pulmonary safety profile reflected in the number and severity of pulmonary adverse events. As announced in May 2011, further statistical analysis concluded that the reduction from baseline in Pseudomonas aeruginosa CFUs with Pulmaquin was rapid and persistent throughout the treatment cycles as exemplified by the statistically significant reductions of the mean log CFU values in the Pulmaquin group versus the placebo at day 14 and day 28 during the first treatment cycle, as well as at the end of the second and third cycles of treatment (days 84 and 140, respectively).

We have taken Pulmaquin forward into two Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients.

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

Royalty revenue has been earned under the terms of the asset sale agreement with Zogenix. We recognized revenue when the amounts under this agreement were determined and when collectability was probable. See Note 7 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part1, Item 1 of this Quarterly Report on Form 10-Q for more information on the transfer of Zogenix royalty payment rights.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2015 and December 31, 2014, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the employee stock purchase plan. Companies are required to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the estimated lives of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the audited financial statements included in our 2014 Annual Report on Form 10-K.

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

Results of Operations

Three months ended March 31, 2015 and 2014

Our net income decreased by $8.9 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The decrease in the net income resulted primarily from the one-time $8.9 million non-cash gain from the assignment of royalty rights and extinguishment of debt which was recorded in February 2014 and higher operating expenses due to expenses associated with the preparation for the Pulmaquin Phase 3 trials, including higher employee-related expenses for increased staff numbers, offset by an increase of $2.5 million in collaboration revenue from the Grifols collaboration due to the reimbursement of Pulmaquin project-related costs.

Total revenue was $8.8 million for the three months ended March 31, 2015 as compared with $6.6 million in the comparable period in 2014. For the three months ended March 31, 2015, we recorded $8.7 million under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed.

Operating expenses were $9.9 million for the three months ended March 31, 2015, which represented a $2.5 million increase from the prior period ended March 31, 2014. Research and development expenses increased $2.6 million and general and administrative costs decreased by $0.1 million. The increase in research and development expenses was due to higher contract manufacturing, contract testing, clinical trial and consulting costs related to the Pulmaquin Phase 3 clinical trials as well as slightly higher employee-related expenses due to a higher number of employees. General and administrative costs were lower mostly due to decreased legal expenses related to the royalty assignment transaction and the NASDAQ listing preparation, much of which occurred in the quarter ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $48.6 million and total working capital of $42.8 million. We assess our liquidity primarily by the amount of our cash and cash equivalents less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least December 31, 2015.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of Intraject-related assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At March 31, 2015, we had an accumulated deficit of $389.4 million and shareholders’ equity of $38.1 million.

Our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through debt or equity financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates. In addition, we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all when needed. If we are unable to obtain additional funds when required, we may be forced to delay or restrict all or a portion of our research and development programs or dispose of assets or technology.

Three months ended March 31, 2015

Total cash and cash equivalents increased by $0.6 million for the three months ended March 31, 2015, as compared to December 31, 2014. The increase reflects the payment from Grifols for reimburseable Pulmaquin program expenses.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on From 10-Q, and risk factors set forth in the 2014 Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part 1, Item 1A, “Risk Factors” of the 2014 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2014 Annual Report on Form 10-K.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2015, we have an accumulated deficit of approximately $389.4 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifol’s ownership of a significant amount of our outstanding common stock, conflicts of interest may arise between us and Grifols from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for certain of our directors who have been appointed by Grifols. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to us and our other shareholders. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.