Form 10-Q
period 2015-06-30
ARADIGM CORP
filed 2015-08-13
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 10, 2015)
Common	14,751,689

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,987	$47,990
Restricted cash	250	250
Receivables	440	1,058
Prepaid and other current assets	1,180	1,207

Total current assets	50,857	50,505
Property and equipment, net	353	502
Other assets	2,926	2,956

Total assets	$54,136	$53,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,018	$2,706
Accrued clinical and cost of other studies	3,651	2,070
Accrued compensation	837	819
Deferred revenue – related party	875	790
Facility lease exit obligation	206	193
Other accrued liabilities	115	191

Total current liabilities	8,702	6,769
Deferred rent	73	97
Accrued clinical and cost of other studies, non-current	142	33
Facility lease exit obligation, non-current	4	104
Deferred revenue – related party, non-current	7,845	7,845

Total liabilities	16,766	14,848

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 25,045,765 at June 30, 2015 and December 31, 2014; issued and outstanding shares: 14,751,689 at June 30, 2015; 14,726,960 at December 31, 2014	427,950	427,387
Accumulated deficit	(390,580)	(388,272)

Total shareholders’ equity	37,370	39,115

Total liabilities and shareholders’ equity	$54,136	$53,963

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Contract revenue – related party	$9,927	$12,173	$18,666	$18,415
Grant revenue	25	72	54	261
Royalty revenue	—	—	—	200

Total revenue	9,952	12,245	18,720	18,876

Operating expenses:
Research and development	9,754	11,656	18,115	17,452
General and administrative	1,339	1,931	2,881	3,582
Restructuring and asset impairment	3	5	7	11

Total operating expenses	11,096	13,592	21,003	21,045

Loss from operations	(1,144)	(1,347)	(2,283)	(2,169)
Interest income	7	1	15	3
Interest expense	—	—	—	(288)
Other expense	(8)	(12)	(40)	(13)
Gain on assignment of royalty interests	—	—	—	5,823
Gain from extinguishment of debt	—	—	—	3,041

Net income (loss)	$(1,145)	$(1,358)	$(2,308)	$6,397

Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—
Comprehensive income (loss)	$(1,145)	$(1,358)	$(2,308)	$6,397

Basic net income (loss) per common share	$(0.08)	$(0.09)	$(0.16)	$0.44

Diluted net income (loss) per common share	$(0.08)	$(0.09)	$(0.16)	$0.43

Shares used in computing basic net income (loss) per common share	14,749	14,697	14,738	14,683

Shares used in computing diluted net income (loss) per common share	14,749	14,697	14,738	14,717

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,308)	$6,397
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	149	148
Stock-based compensation expense	442	338
Amortization of note discount	—	19
Gain on assignment of royalty interests	—	(5,823)
Gain from extinguishment of debt	—	(3,041)
Changes in operating assets and liabilities:
Receivables	618	(976)
Restricted cash	—	(250)
Prepaid and other current assets	27	473
Other assets	30	(2,844)
Accounts payable	312	3,360
Accrued compensation	18	764
Current deferred revenue – related party	85	(3,941)
Accrued liabilities	1,505	24
Deferred rent	(24)	(12)
Accrued clinical and cost of other studies, non-current	109	—
Deferred revenue – related party	—	7,816
Facility lease exit obligation	(87)	(75)

Net cash provided by operating activities	876	2,377

Cash flows from investing activities:
Capital expenditures	—	(287)

Net cash used in investing activities	—	(287)

Cash flows from financing activities:
Proceeds from issuance of common stock	121	69

Net cash provided by financing activities	121	69

Net increase in cash and cash equivalents	997	2,159
Cash and cash equivalents at beginning of period	47,990	48,131

Cash and cash equivalents at end of period	$48,987	$50,290

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	—	(237)
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	—	(9,101)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2015, the Company had an accumulated deficit of $390.6 million, working capital of $42.2 million and shareholders’ equity of $37.4 million. The Company had cash and cash equivalents of approximately $49.0 million as of June 30, 2015. Management believes that this amount will be sufficient to meet its obligations through at least the quarter ended March 31, 2016. However, the Company’s business strategy may require it to, or it may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to develop the Company’s potential product candidates. In addition, the Company may determine to raise capital opportunistically.

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

Revenue Recognition

Contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company recognizes revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB Topic 13”) and Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition-Multiple Elements. Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2015, and December 31, 2014 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common stock and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were not included in the net loss per common share calculation for the six months ended June 30, 2015, because the inclusion of such shares would have had an anti-dilutive effect but were included for the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Company’s 2014 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At June 30, 2015 and December 31, 2014, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at June 30, 2015 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Sublease Agreement and Lease Exit Liability

See Note 5 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information of the sublease agreement.

The lease exit liability activity for the six months ended June 30, 2015 is as follows (in thousands):

Six Months Ended June 30, 2015
Balance at January 1, 2015	$297
Accretion expense	7
Lease payments	(94)

Balance at June 30, 2015	$210

As of June 30, 2015, $206,000 of the $210,000 balance was recorded as a current liability and $4,000 was recorded as a non-current liability.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 6 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction.

The Company is recognizing reimbursements of development expenses under the License Agreement as collaboration services are performed and costs are incurred. During the three and six months ended June 30, 2015, the Company recognized $9.9 million and $18.7 million, respectively, in contract revenue—related party for services performed and costs incurred during the period under the License Agreement related to development of the Pulmaquin® product candidate for non-cystic fibrosis bronchiectasis. In addition, the Company has a current deferred revenue—related party balance at June 30, 2015 of $0.9 million and a long-term deferred revenue—related party balance of $7.8 million. The long term deferred revenue—related party balance consists of: (i) a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and (ii) reimbursements billed in advance of collaboration services to be performed beyond a one year period. The $5 million milestone payment will be recognized as revenue upon receiving the first regulatory approval.

Costs incurred under the Grifols License Agreement in the quarters ended June 30, 2015 and 2014 are $9.9 million and $12.2 million, respectively. Costs incurred under the Grifols License Agreement for the six months ended June 30, 2015 and 2014 are $18.7 million and $18.4 million, respectively. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

7. Royalty Agreement, Note Payable and Accrued Interest

See Note 7 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the royalty agreement and associated transactions.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs and expenses:
Research and development	$139	$47	$217	$104
General and administrative	118	98	225	234

Total stock-based compensation expense	$257	$145	$442	$338

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2015 and 2014. Since the Company did not record a tax provision during the quarters ended June 30, 2015 and 2014, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the six months ended June 30, 2015 was zero. The Company retained purchase rights with respect to 300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2015.

Stock Option Plans: 1996 Equity Incentive Plan (the “1996 Plan”), 2005 Equity Incentive Plan (the “2005” Plan), 2015 Equity Incentive Plan (the “2015” Plan) and 1996 Non-Employee Directors’ Plan

On March 13, 2015 the Board adopted and, on May 14, 2015 the Company’s shareholders approved, the 2015 Plan. The 2015 Plan replaces the Company’s 2005 Plan, which expired in March 2015. The 2015 Plan is intended to promote our long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. The Company did not request that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan; rather, the shares authorized for issuance under the 2005 Plan are now available for issuance under the 2015 Plan.

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan, the 2015 Plan and the Directors’ Plan for the six months ended June 30, 2015:

Shares Available for Future Grant
Balance at January 1, 2015	688,001
Options granted	(374,340)
Options cancelled	1,246

Balance at June 30, 2015	314,907

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	515,366	$15.55
Options granted	374,340	$7.18
Options exercised	(3,500)	$6.00
Options cancelled	(1,246)	$249.92

Outstanding at June 30, 2015	884,960	$11.72	8.27	$174,764

Exercisable at June 30, 2015	233,214	$21.85	5.43	$72,752

During the six months ended June 30, 2015, 3,500 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $2.6 million as of June 30, 2015. This amount will be recognized over a weighted average period of 2.71 years.

9. Net Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
(In thousands, except per share amounts)
Numerator:
Net income/(loss)	$(1,145)	$(1,358)	$(2,308)	$6,397

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,749	14,697	14,738	14,683
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	—	—	34

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,749	14,697	14,738	14,717

Basic net income/(loss) per share	$(0.08)	$(0.09)	$(0.16)	$0.44

Diluted net income/(loss) per share	$(0.08)	$(0.09)	$(0.16)	$0.43

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

For the three and six months ended June 30, 2015 and the three months ended June 30, 2014 dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. For the six months ended June 30, 2014 potentially dilutive securities were included in the computation of net income. At June 30, 2015 and 2014, the Company had the following dilutive securities outstanding (in thousands):

	Six months ended June 30,
	2015	2014
Outstanding stock options	885	470
Unvested restricted stock	—	5
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include (i) our belief that our cash, cash equivalents and short-term investments as of June 30, 2015 will be sufficient to enable us to fund our operations through at least the quarter ended March 31, 2016; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States and/or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin®. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have incurred significant losses and negative cash flow from our operations since our inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of June 30, 2015, we had an accumulated deficit of $390.6 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2014 Annual Report on Form 10-K for information on the Inhaled Ciprofloxacin Program.

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

In order to expedite anticipated time to market and increase our market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients.

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

In April 2014, we announced the first results from the collaboration between scientists from the Oregon State University, Corvallis (OSU) and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infections at ciprofloxacin concentrations of 200 mcg/ml, which approximate the peak sputum levels observed in humans in prior Aradigm clinical studies. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

In May 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Pulmaquin significantly reduced the growth of PNTM after 3 weeks of once daily respiratory tract dosing in mice. The number of colony forming units of Mycobacterium avium subsp hominissuis was reduced by 79% and 77% by Lipoquin and Pulmaquin, respectively (p<0.05) compared to saline controls. In contrast, unencapsulated ciprofloxacin had no effect.

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

Royalty revenue has been earned under the terms of the asset sale agreement with Zogenix. We recognized revenue when the amounts under this agreement were determined and when collectability was probable. See Note 7 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the royalty agreement and the transfer of Zogenix royalty payment rights.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2015 and December 31, 2014, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Our net loss decreased by $0.2 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The decrease in the net loss primarily resulted from a decrease in the amount of unreimbursed corporate general and administrative expenses. Our net loss increased by approximately $8.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in the net loss resulted primarily from the $8.9 million one-time non-cash gain from the assignment of royalty rights and extinguishment of debt that occurred in 2014.

Total revenue was $10.0 million for the three months ended June 30, 2015 as compared with $12.2 million in the comparable period in 2014. The decrease in revenue primarily resulted from a decrease in the reimbursement of Pulmaquin project-related expenses. Total revenue was $18.7 million for the six months ended June 30, 2015 as compared with $18.9 million in the comparable period in 2014. We recorded $18.7 million of revenue under the Grifols agreement for the six months ended June 30, 2015 as compared to $18.4 million under the Grifols agreement, as well as $0.3 million in government grant revenue and $0.2 million in royalty revenue (now extinguished) for the SUMAVEL DosePro sales for the six months ended June 30, 2014.

Operating expenses were $11.1 million for the three months ended June 30, 2015, which represented a $2.5 million decrease from the three months ended June 30, 2014. Research and development expenses decreased $1.9 million and general and administrative expenses decreased by $0.6 million as compared with the three months ended June 30, 2014. The decrease in research and development expenses was due to lower contract manufacturing, contract testing and clinical trial costs related to the ongoing trials for the Pulmaquin program offset by higher employee-related expenses due to the addition of staff. The decrease in general and administrative expenses was due to lower officer bonuses because of the special bonus paid in the second quarter of 2014, a decrease in consulting costs in support of the Pulmaquin program and a decrease in outside service expenses related to public company filings.

Operating expenses were approximately $21.0 million for the six months ended both June 30, 2015 and June 30, 2014. Research and development expenses increased approximately $0.7 million and general and administrative expenses decreased approximately $0.7 million. The increase in research and development expenses was due to the increase in employee related costs and stock compensation expense for the addition of staff for the Pulmaquin program offset by lower expenses in recruiting and consulting. The decrease in general and administrative costs was due to lower officer bonuses because of the special bonus paid in the second quarter of 2014, decreases in consulting costs in support of the Pulmaquin program and decreases in expenses for legal and outside service fees incurred for the filing of registration statements and expenses related to the listing of our common stock on NASDAQ, as well as a decrease in patent expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $49.0 million and total working capital of approximately $42.2 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least March 31, 2016.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2015, we had an accumulated deficit of approximately $390.6 million and shareholders’ equity of approximately $37.4 million.

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

Six months ended June 30, 2015

Total cash and cash equivalents increased by approximately $1.0 million for the six months ended June 30, 2015, compared to December 31, 2014. The increase reflects the payment from Grifols for reimbursable Pulmaquin program expenses incurred in the fourth quarter of 2014 and invoiced in the first quarter of 2015.

Six months ended June 30, 2014

Total cash and cash equivalents increased by approximately $2.2 million for the six months ended June 30, 2014, compared to December 31, 2013. The increase resulted from the receipt of the $5.0 million milestone from our collaboration partner Grifols for the dosing of the first patient in the Phase 3 trials and the receipt of reimbursable Pulmaquin program expenses offset by the Company’s use of cash to fund operations and minor capital expenditures.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have one wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, one active wholly-owned subsidiary domiciled in Australia, Aradigm Australia Pty. Ltd. and one inactive, wholly-owned subsidiary domiciled in the United Kingdom.

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

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with non-cystic fibrosis bronchiectasis (BE) and our Phase 2a clinical trials showed promising results in patients with cystic fibrosis (CF) and BE, there is no guarantee that longer term studies such as our Phase 3 studies (ORBIT-3 and ORBIT-4), in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

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

You must evaluate us in light of the uncertainties and complexities present in a development-stage company. All of our potential products are in research or development. Our potential drug products require extensive research and development, including pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective, or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities with quality systems acceptable to the regulatory authorities or at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense. We will likely need to raise additional capital prior to commercialization of our leading product candidate Pulmaquin. We cannot assure you that we will be able to raise additional capital when needed on terms acceptable to the Company or at all.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2015, we have an accumulated deficit of approximately $390.6 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

**If our present or future clinical trials are delayed because of delays in obtaining patient enrollment or other problems, we would incur additional costs and delay the potential receipt of revenues.

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on, among other factors, obtaining the timely startup of clinical study sites and the timely enrollment of patients. Our ability to recruit patients depends on a number of factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. We are aware that Bayer is continuing to recruit patients for their second Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries where we are conducting our Pulmaquin Phase 3 trials, which makes recruiting individuals for our clinical trials more difficult.

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

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product. The regulatory environment for inhaled nicotine products is evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation or as a cigarette replacement is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with developing, manufacturing or selling commercial products.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: August 13, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1(1)	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.