Form 10-Q
period 2015-09-30
ARADIGM CORP
filed 2015-11-12
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 5, 2015)
Common	14,761,351

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,984	$47,990
Restricted cash	250	250
Receivables	193	1,058
Prepaid and other current assets	1,163	1,207

Total current assets	41,590	50,505
Property and equipment, net	325	502
Other assets	2,926	2,956

Total assets	$44,841	$53,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,941	$2,706
Accrued clinical and cost of other studies	4,108	2,070
Accrued compensation	1,124	819
Deferred revenue – related party	—	790
Facility lease exit obligation	153	193
Deferred Rent	55	—
Other accrued liabilities	147	191

Total current liabilities	7,528	6,769
Deferred rent	—	97
Accrued clinical and cost of other studies, non-current	236	33
Facility lease exit obligation, non-current	—	104
Deferred revenue – related party, non-current	5,000	7,845

Total liabilities	12,764	14,848

Commitments and contingencies Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 25,045,765 at September 30, 2015 and December 31, 2014; issued and outstanding shares: 14,751,689 at September 30, 2015; 14,726,960 at December 31, 2014	428,206	427,387
Accumulated deficit	(396,129)	(388,272)

Total shareholders’ equity	32,077	39,115

Total liabilities and shareholders’ equity	$44,841	$53,963

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Revenue:
Contract revenue – related party	$4,671	$6,573	$23,337	$24,988
Grant revenue	3	44	57	305
Royalty revenue	—	—	—	200

Total revenue	4,674	6,617	23,394	25,493

Operating expenses:
Research and development	8,880	6,047	26,995	23,499
General and administrative	1,320	1,443	4,201	5,025
Restructuring and asset impairment	2	4	9	15

Total operating expenses	10,202	7,494	31,205	28,539

Loss from operations	(5,528)	(877)	(7,811)	(3,046)
Interest income	7	5	22	8
Interest expense	—	—	—	(288)
Other expense	(28)	(42)	(68)	(55)
Gain on assignment of royalty interests	—	—	—	5,823
Gain from extinguishment of debt	—	—	—	3,041

Net income (loss)	$(5,549)	$(914)	$(7,857)	$5,483

Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—
Comprehensive income (loss)	$(5,549)	$(914)	$(7,857)	$5,483

Basic net income (loss) per common share	$(0.38)	$(0.06)	$(0.53)	$0.37

Diluted net income (loss) per common share	$(0.38)	$(0.06)	$(0.53)	$0.37

Shares used in computing basic net income (loss) per common share	14,751	14,706	14,743	14,691

Shares used in computing diluted net income (loss) per common share	14,751	14,706	14,743	14,722

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,857)	$5,483
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	177	230
Stock-based compensation expense	698	472
Amortization of note discount	—	19
Gain on assignment of royalty interests	—	(5,823)
Gain from extinguishment of debt	—	(3,041)
Changes in operating assets and liabilities:	865	1
Receivables
Restricted cash	—	(250)
Prepaid and other current assets	44	476
Other assets	30	(2,850)
Accounts payable	(765)	813
Accrued compensation	305	635
Current deferred revenue – related party	(790)	(3,207)
Accrued liabilities	1,994	50
Deferred rent	(42)	(24)
Accrued clinical and cost of other studies, non-current	203	—
Deferred revenue – related party	(2,845)	7,839
Facility lease exit obligation	(144)	(125)

Net cash provided by (used in) operating activities	(8,127)	698

Cash flows from investing activities:
Capital expenditures	—	(412)

Net cash used in investing activities	—	(412)

Cash flows from financing activities:
Proceeds from issuance of common stock	121	75

Net cash provided by financing activities	121	75

Net increase (decrease) in cash and cash equivalents	(8,006)	361
Cash and cash equivalents at beginning of period	47,990	48,131

Cash and cash equivalents at end of period	$39,984	$48,492

Supplemental disclosure of cash flow information:
Non cash reduction in other assets	—	(237)
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	—	(9,101)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2015, the Company had an accumulated deficit of $396.1 million, working capital of $34.1 million and shareholders’ equity of $32.1 million. The Company had cash and cash equivalents of approximately $40 million as of September 30, 2015. Management believes that this amount will be sufficient to meet its obligations through at least the quarter ended March 31, 2016. However, the Company’s business strategy will require it to raise additional capital through equity or debt financing(s), strategic transactions or otherwise. Such additional funding will be necessary to develop the Company’s potential product candidate. In addition, the Company may determine to raise capital opportunistically.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2015, and December 31, 2014 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common stock and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were not included in the net loss per common share calculation for the nine months ended September 30, 2015, because the inclusion of such shares would have had an anti-dilutive effect but were included for the nine months ended September 30, 2014.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in the Company’s 2014 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At September 30, 2015 and December 31, 2014, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at September 30, 2015 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Sublease Agreement and Lease Exit Liability

See Note 5 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the sublease agreement.

The lease exit liability activity for the nine months ended September 30, 2015 is as follows (in thousands):

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$297
Accretion expense	9
Lease payments	(153)

Balance at September 30, 2015	$153

As of September 30, 2015 all of the balance was recorded as a current liability.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 6 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a 35% shareholder and, thus, a related party of the Company.

The Company is recognizing reimbursements of development expenses under the License Agreement as collaboration services are performed and costs are incurred. During the three and nine months ended September 30, 2015, the Company recognized $4.7 million and $23.3 million, respectively, in contract revenue-related party for services performed and costs incurred during the period under the License Agreement related to development of the Pulmaquin® product candidate for non-cystic fibrosis bronchiectasis. In addition, the Company has a long-term deferred revenue-related party balance of $5 million. The long term deferred revenue-related party balance consists of a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and will be recognized as revenue upon receiving the first regulatory approval.

Reimburseable costs incurred under the Grifols License Agreement in the quarters ended September 30, 2015 and 2014 are $4.7 million and $6.6 million, respectively. Reimburseable costs incurred under the Grifols License Agreement for the nine months ended September 30, 2015 and 2014 are $23.3 million and $25 million, respectively. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses. As of September 30, 2015, the Company has fully utilized the Grifols-funded budget of $65 million provided under the License Agreement.

7. Royalty Agreement, Note Payable and Accrued Interest

See Note 7 to the audited consolidated financial statements included in Part II, Item 8 of the 2014 Annual Report on Form 10-K for information on the royalty agreement and associated transactions.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs and expenses:
Research and development	$150	$40	$367	$144
General and administrative	106	94	331	328

Total stock-based compensation expense	$256	$134	$698	$472

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2015 and 2014. Since the Company did not record a tax provision during the quarters ended September 30, 2015 and 2014, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2015 was zero. The Company retained purchase rights with respect to 300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2015.

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

Stock Option Activity

The following is a summary of activity under the 1996 Plan, the 2005 Plan, the 2015 Plan and the Directors’ Plan for the nine months ended September 30, 2015:

Shares Available for Future Grant
Balance at January 1, 2015	688,001
Options granted	(544,837)
Options cancelled	156,293

Balance at September 30, 2015	299,457

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	515,366	$15.55
Options granted	544,837	$7.92
Options exercised	(3,500)	$6.00
Options cancelled	(156,293)	$11.58

Outstanding at September 30, 2015	900,410	$11.66	8.03	$107,525

Exercisable at September 30, 2015	248,329	$21.00	5.40	$59,169

During the nine months ended September 30, 2015, 3,500 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $2.4 million as of September 30, 2015. This amount will be recognized over a weighted average period of 2.47 years.

9. Net Income (Loss) Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
(In thousands, except per share amounts)
Numerator:
Net income/(loss)	$(5,549)	$(914)	$(7,857)	$5,483
Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,751	14,706	14,743	14,691
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	—	—	31

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,751	14,706	14,743	14,722

Basic net income/(loss) per share	$(0.38)	$(0.06)	$(0.53)	$0.37

Diluted net income/(loss) per share	$(0.38)	$(0.06)	$(0.53)	$0.37

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

For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014 dilutive securities were not included in the computation of net loss per share as the effect would be anti-dilutive due to the Company’s net loss position. For the nine months ended September 30, 2014 potentially dilutive securities were included in the computation of net income. At September 30, 2015 and 2014, the Company had the following dilutive securities outstanding (in thousands):

	Nine Months Ended September 30,
	2015	2014
Outstanding stock options	900	477
Unvested restricted stock	—	—
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” “probably”, “potentially” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other reports filed with the United States Securities and Exchange Commission (the “SEC”). Forward looking statements include (i) our belief that our cash, cash equivalents and short-term investments as of September 30, 2015 will be sufficient to enable us to fund our operations through at least the quarter ended March 31, 2016; (ii) our business strategies, including our intent to pursue selected opportunities for delivery via inhalation by seeking collaborations and government grants that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States and/or in the European Union and our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (iv) our expectations regarding future clinical trials; and (v) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks including, but not limited to our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in pulmonary (respiratory) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin®. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have incurred significant losses and negative cash flow from our operations since our inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of September 30, 2015, we had an accumulated deficit of $396.1 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

More recently our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, and/or another significant territory such as the European Union (EU), Japan and China.

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

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. We have been issued four U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted key composition of matter patents for our inhaled ciprofloxacin formulations in Europe and Australia. We are currently fully enrolled and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

In order to expedite anticipated time to market and increase our market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system.

The ongoing Phase 3 clinical program for Pulmaquin in BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Each trial has enrolled patients (280 in ORBIT-3 and 304 in ORBIT-4) into a 48 week double blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration approximately one year). The superiority of Pulmaquin vs. placebo during the double blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in the quality of life measures. Lung function is being monitored as a safety indicator.

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

According to a recent report from the NIH based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g. by invasion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

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

In May 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Pulmaquin significantly reduced the growth of PNTM after 3 weeks of once daily respiratory tract dosing in mice. The number of colony forming units (CFUs) of Mycobacterium avium subsp hominissuis was reduced by 79% and 77% by Lipoquin and Pulmaquin, respectively (p<0.05) compared to saline controls. In contrast, unencapsulated ciprofloxacin had no effect.

In September 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Pulmaquin significantly reduced PNTM with Mycobacterium abscessus using once daily respiratory tract dosing in mice that had established colonization with this microorganism. After 3 weeks of treatment, the number of CFUs in the lungs was significantly reduced (p<0.05) by 95.2% and 96.1% by Lipoquin and Pulmaquin, respectively; after 6 weeks of treatment, the CFUs were further reduced (p<0.05) by 99.7% and 99.4% for Lipoquin and Pulmaquin, respectively. In contrast, unencapsulated ciprofloxacin had no effect.

Inhaled Nicotine Program

The goal of our inhaled nicotine program is to develop an inhaled nicotine product that would address the acute craving for cigarettes and, therefore, could provide a significantly more effective tool to quit tobacco smoking than the currently available products.

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

We may in the future seek collaborations and non-dilutive financing to further develop this product for either the pharmaceutical market or the direct-to-consumer market or both.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2015 and December 31, 2014, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Our net loss increased by $4.6 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase in the net loss primarily resulted from an increase in our operating expenses related to the Pulmaquin program along with a decrease in the reimbursement of Pulmaquin project-related expenses as we have utilized the full $65 million of the Grifols-funded budget provided under the License Agreement. Our net loss of $7.9 million increased by approximately $13.3 million for the nine months ended September 30, 2015 as compared to the net income of $5.5 million for the nine months ended September 30, 2014. The increase in the net loss resulted primarily from the $8.9 million one-time non-cash gain from the assignment of royalty rights and extinguishment of debt that occurred in 2014, higher operating expenses of $2.7 million related to Pulmaquin program spend and a decrease in contract revenue – related party of $1.7 million.

Total revenue was $4.7 million for the three months ended September 30, 2015 as compared with $6.6 million in the comparable period in 2014. The decrease in revenue primarily resulted from a decrease in the reimbursement of Pulmaquin project-related expenses as we have utilized the full $65 million of the Grifols-funded budget provided under the License Agreement. Total revenue was $23.4 million for the nine months ended September 30, 2015 as compared with $25.5 million in the comparable period in 2014. We recorded $23.3 million of revenue under the Grifols agreement and $0.1 million in government grant revenue for the nine months ended September 30, 2015 as compared to $25.5 million under the Grifols agreement, as well as $0.3 million in government grant revenue and $0.2 million in royalty revenue (now extinguished) for the SUMAVEL DosePro sales for the nine months ended September 30, 2014.

Operating expenses were $10.2 million for the three months ended September 30, 2015, which represented a $2.7 million increase from the three months ended September 30, 2014. Research and development expenses increased $2.8 million and general and administrative expenses decreased by $0.1 million as compared with the three months ended September 30, 2014. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the ongoing trials for the Pulmaquin program as well as higher employee-related expenses due to the addition of staff. The decrease in general and administrative expenses was due to lower consulting expenses.

Operating expenses were approximately $31.2 million for the nine months ended September 30, 2015, which represented a $2.7 million increase from the nine months ended September 30, 2014. Research and development expenses increased $3.5 million and general and administrative expenses decreased approximately $0.8 million. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the ongoing trials for the Pulmaquin program as well as an increase in employee-related costs and stock compensation expense for the addition of staff for the Pulmaquin program offset by lower expenses in consulting. The decrease in general and administrative costs was due to lower officer bonuses because of the special bonus paid in the second quarter of 2014, decreases in consulting costs in support of the Pulmaquin program and decreases in expenses for legal and outside service fees incurred for the filing of registration statements and expenses related to the listing of our common stock on Nasdaq in 2014, as well as a decrease in patent expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $40 million and total working capital of approximately $34.1 million. We assess our liquidity primarily by the amount of our cash and cash equivalents and short investments less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through at least March 31, 2016.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2015, we had an accumulated deficit of approximately $396.1 million and shareholders’ equity of approximately $32.1 million.

Our business strategy will require us to raise additional capital through equity financing(s), strategic transactions or otherwise. Such additional funding will be necessary to continue to develop our potential product candidate. In addition we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all when needed. If we are unable to obtain additional funds when required, we may be forced to delay or restrict all or a portion of our research and development programs or dispose of assets or technology.

Nine months ended September 30, 2015

Total cash and cash equivalents decreased by approximately $8.0 million for the nine months ended September 30, 2015, as compared to December 31, 2014. The decrease reflects a decrease in amounts reimbursed for the Pulmaquin program as we have now utilized the full $65 million provided in reimburseable program costs under the License Agreement with Grifols.

Nine months ended September 30, 2014

Total cash and cash equivalents increased by approximately $0.4 million for the nine months ended September 30, 2014, compared to December 31, 2013. The increase resulted from the receipt of the $5.0 million milestone from our collaboration partner Grifols for the dosing of the first patient in the Phase 3 trials, the receipt of reimbursable Pulmaquin program expenses offset by the Company’s use of cash to fund operations as well as minor capital expenditures.

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

You must evaluate us in light of the uncertainties and complexities present in a development-stage company. All of our potential products are in research or development. Our potential drug products require extensive research and development, including pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective, or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities with quality systems acceptable to the regulatory authorities at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense. We will likely need to raise additional capital prior to commercialization of our leading product candidate Pulmaquin. We cannot assure you that we will be able to raise additional capital when needed on terms acceptable to the Company or at all.

Our dependence on collaborators may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into or maintain agreements with collaborators (such as the Grifols collaboration transaction) and to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we would over a proprietary development and commercialization program. We may determine that continuing a collaboration under the terms provided is not in our best interest and, if we are able to under the terms of the agreement, we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our products subject to collaborative arrangements may never be successfully commercialized.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2015, we have an accumulated deficit of approximately $396.1 million. We have not had any significant direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

**For our lead product candidate, Pulmaquin, regulatory authorities have requested additional animal toxicology prior to product approval for bronchiectasis (BE). Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval of Pulmaquin for BE.

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. This study is currently underway. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. Although this study has been completed and the final audited study report has been submitted to the FDA we do not know if the FDA will require further toxicology studies. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring.

**If our present or future clinical trials are delayed for any reason, we would incur additional costs and delay the potential receipt of revenues.

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

Delays in our present or future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.

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

The approval process is costly, time-consuming and uncertain. We, or our collaborators, may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our potential products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution.

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

We are in the early stages of development for our inhaled nicotine product and commercialization of this product cannot be assured.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer. We are aware that Bayer is currently conducting two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Bayer and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

Although our shares were approved for listing by Nasdaq, we cannot assure you that we will be successful in maintaining a Nasdaq listing continuously or that we will be able to meet Nasdaq listing standards going forward. Further, our stock price may be subject to additional volatility as a result of our relisting on the Nasdaq Capital Market. Because the Reverse Split resulted in a reduction in the number of our outstanding shares of capital stock and the fact that our stock has a limited trading volume, the price of our common stock may experience volatility.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Bylaws of Aradigm Corporation, as amended.

3.2(2)	Certificate of Amendment to the Amended and Restated Bylaws of Aradigm Corporation, as amended.

10.1	Board Observer Rights Agreement between the Registrant and Grifols, S.A., dated September 1, 2015.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Form 10-Q filed on August 14, 1998.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on September 4, 2015.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: November 11, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Bylaws of Aradigm Corporation, as amended.

3.2(2)	Certificate of Amendment to the Amended and Restated Bylaws of Aradigm Corporation, as amended.

10.1	Board Observer Rights Agreement between the Registrant and Griols, S.A, dated September 1, 2015.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Form 10-Q filed on August 14, 1998.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on September 4, 2015.