Form 10-K
period 2015-12-31
ARADIGM CORP
filed 2016-03-30
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2015 was: $38,322,138.

The number of shares of the registrant’s common stock outstanding as of March 7, 2016 was: 14,761,351.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on June 9, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders shall not be deemed to be a part of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: (i) our belief that our cash and cash equivalents as of December 31, 2015 will be sufficient to fund our operations through at least 2016; (ii) our business strategies, including our intent to pursue selected opportunities for prevention and treatment of severe respiratory diseases by seeking collaborations, government grants and other non-dilutive types of financing that will fund development and commercialization; (iii) our strategy to commercialize certain of our unlicensed respiratory product candidates with our own focused sales and marketing force addressing pulmonary specialty doctors in the United States or in the European Union; (iv) our plans to work with the US and other allied governments to supply them with our inhaled antibiotic for biodefense supplies; (v) our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (vi) our expectations regarding future clinical trials; and (vii) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks such as the risks and uncertainties discussed in the section entitled “Risk Factors”, including, but not limited to, our ability to maintain and/or enter into partnering agreements. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be unsafe in animal or human trials, ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties, may not be purchased by government organizations for biodefense, or may not gain acceptance from health care professionals and patients.

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

PART I

Item 1. Business

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate currently in Phase 3 clinical trials, Pulmaquin® inhaled ciprofloxacin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin formulations. We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term. As of December 31, 2015, we had an accumulated deficit of $405.5 million. Historically, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees, development expense reimbursements, borrowings, milestone payments from collaborators, the milestone and royalty payments associated with the sale of assets to Zogenix, proceeds from our June 2011 royalty financing transaction and interest earned on cash equivalents and short-term investments.

Our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States and/or another significant territory such as the European Union (EU). With the exception of our inhaled ciprofloxacin program which is partnered for non-biodefense indications with Grifols, S.A. (“Grifols”), our longer term strategy is to commercialize our respiratory product candidates with our own focused marketing and sales force addressing pulmonary specialty doctors in the United States and/or in the EU, where we believe that a proprietary sales force will enhance the return to our shareholders. Where our products can benefit a different population of patients in the United States or in other countries, such as with our biodefense products, we may enter into co-development, co-promotion or other marketing arrangements with collaborators, thereby reducing costs and increasing revenues through license fees, milestone payments and royalties. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (“FDA”) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure, when compared to the discovery and development of new chemical entities.

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with severe respiratory diseases such as non-cystic fibrosis bronchiectasis (“BE”) and cystic fibrosis (“CF”); these product candidates are also tested in potential bioterrorism infections. The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin is a combination of the slow release liposomal formulation, Lipoquin, mixed with a small amount of unencapsulated ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We requested orphan drug designation from the FDA for Pulmaquin for the management of BE and we were granted orphan drug designation for ciprofloxacin for inhalation for this indication. We may seek orphan drug designation for other eligible product candidates we develop. FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP) for treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa. We are currently conducting Phase 3 clinical trials with Pulmaquin in BE. We have reported the results of one successful Phase 2b trial with Lipoquin and one successful Phase 2b trial with Pulmaquin in BE. We previously conducted one successful Phase 2a trial with Lipoquin in CF and one successful Phase 2a trial with Lipoquin in BE.

In August 2013, we closed the transaction announced in May 2013 in which we entered into a License and Collaboration Agreement (the “License Agreement”) with Grifols under which we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-cystic fibrosis BE and other indications as more fully described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. In connection with our August 2013 private placement we also entered into a Governance Agreement (the “Governance Agreement”), which sets forth certain rights and obligations of us and Grifols concerning, among other things, certain corporate governance matters, certain limitations on future acquisitions of shares of common stock by Grifols, and certain rights by Grifols to maintain a target level of ownership in us, as more fully described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Our Strategy

We are a specialty pharmaceutical company, and our strategy is to develop and commercialize products for the treatment and prevention of severe respiratory diseases. We have chosen severe respiratory diseases based on the expertise of our management team and the history of our company. We have significant experience in the treatment of severe respiratory diseases and specifically in the development of inhalation products that are uniquely suited for their treatment. We have a portfolio of proprietary technologies that may potentially address significant unmet medical needs for unique or significantly improved products in the global respiratory market. There are three key elements of our strategy:

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

Partnered Programs Under Development

Inhaled Ciprofloxacin

See Part 1, Item 1 of the 2014 Annual Report on Form 10-K for additional information and discussion regarding earlier development efforts on Inhaled Ciprofloxacin.

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

In May 2015, we announced that the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, will make Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. Further, if ultimately approved by the FDA, Pulmaquin is eligible for an additional five-year extension of Hatch-Waxman exclusivity.

In September 2015, we announced that the FDA granted Fast Track designation to Pulmaquin. The FDA gives Fast Track status to facilitate the development of new drugs intended to treat serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs, with the goal of getting important new drugs to patients earlier. According to the FDA, determining whether a condition is serious is a matter of judgment, but generally is based on whether the drug will have an impact on such factors as survival, day-to-day functioning, or the likelihood that the condition, if left untreated, will progress from a less severe condition to a more serious one.

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

Development of Inhaled Ciprofloxacin for BE

See Part 1, Item 1 of the 2014 Annual Report on Form 10-K for additional information and discussion regarding earlier efforts on the Development of Inhaled Ciprofloxacin for BE.

We had been testing two formulations of inhaled ciprofloxacin (Pulmaquin and Lipoquin) that differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin (also called Dual Release Ciprofloxacin for Inhalation—DRCFI) uses the slow release liposomal formulation (Lipoquin, also called Ciprofloxacin for Inhalation—CFI) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. The clinical activities described below for Lipoquin also support the Pulmaquin program.

In November 2009, the first patient was dosed in the ORBIT-2 (Once-daily Respiratory Bronchiectasis Inhalation Treatment) trial, a 168 day, multicenter, international Phase 2b clinical trial of inhaled ciprofloxacin with the Pulmaquin (ARD-3150) formulation in 42 adult patients with non-cystic fibrosis bronchiectasis. The randomized, double-blind, placebo-controlled trial was conducted in Australia and New Zealand. Following a 14 day screening period, the patients were treated once-a-day for 28 days with either the active drug, or placebo, followed by a 28 day off-treatment period. This on-off sequence was repeated three times. The primary endpoint was defined as the mean change in Pseudomonas aeruginosa density in sputum (colony forming units—CFU - per gram) from baseline to day 28 of the active treatment group versus placebo. Safety and tolerability assessments of the treatment versus placebo group were performed. Secondary efficacy endpoints assessed included long term microbiological responses, time to an exacerbation, severity of exacerbations, length of time to resolve exacerbations and changes in lung function and in quality of life measurements. ORBIT-2 explored whether the novel formulation Pulmaquin, which has a different drug release profile than Lipoquin, may have additional therapeutic benefits.

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

In December 2011, we completed the analysis of all preclinical and clinical data from the two different formulations of inhaled ciprofloxacin (Lipoquin and Pulmaquin) and determined that Pulmaquin showed superior performance; therefore, we have taken Pulmaquin forward into Phase 3 clinical trials. In order to expedite anticipated time to market and increase market acceptance, we have elected to deliver our formulations via an approved, widely-accepted nebulizer system in many countries including US and EU, for each of our clinical trials and we intend to continue using this approach and also obtain the initial marketing approval with a currently FDA-approved nebulizer system. In March 2012, we announced the FDA clearance of the Phase 3 IND for Pulmaquin in BE patients; the first human studies under this IND are the two identical Phase 3 studies in BE patients with Pulmaquin currently being conducted. These trials are fully enrolled and we anticipate that the top line data from both trials will be released in the fourth quarter of 2016.

Lipoquin (ARD-3100)—Inhaled Ciprofloxacin for the Management of Infections in Cystic Fibrosis (CF) Patients

See Part 1, Item 1 of the 2014 Annual Report on Form 10-K for additional information and discussion regarding earlier efforts on Development of Inhaled Ciprofloxacin for CF.

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

In August 2013, we licensed to Grifols on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for all indication with a back-license to Aradigm for biodefense applications.

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria (PNTM) infections with our inhaled liposomal ciprofloxacin product candidates, Pulmaquin and Lipoquin. The research program was conducted in collaboration with Oregon State University, Corvalis (OSU).

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are also common in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g. by invasion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

On April 15, 2015, we announced the first results from the collaboration between scientists from OSU and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infections at ciprofloxacin concentrations of 200 mcg/ml, which approximate the peak sputum levels observed in humans in prior Aradigm clinical studies. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

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

Liposomal Ciprofloxacin for Biodefense Purposes: Treatment of Q Fever, Tularemia, Pneumonic Plague, Inhalation Anthrax and other biodefense purposes

In addition to our programs addressing bronchiectasis, cystic fibrosis and PTNM our inhaled ciprofloxacin has also been tested for the prevention and treatment of inhaled “bioterrorism” infections, such as Q fever, inhalation anthrax, tularemia, melioidosis and pneumonic plague.

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

The Dstl team also demonstrated in another series of experiments that a single dose of our inhaled liposomal ciprofloxacin protects animals against lethal doses of inhaled Francisella tularensis (tularemia) infection—another microbial threat. These results confirmed and extended the research that we began originally under a technology demonstration program funded by the Defence Research and Development Canada (DRDC) as part of their interest in developing products to counter bioterrorism, such as inhaled anthrax and tularemia infections. DRDC had already demonstrated the feasibility of inhaled liposomal ciprofloxacin for post-exposure prophylaxis of Francisella tularensis. Mice were exposed to a lethal dose of Francisella tularensis and then 24 hours later were exposed via inhalation to a single dose of free ciprofloxacin, liposomal ciprofloxacin or saline. All the mice in the control group and the free ciprofloxacin group were dead within 11 days post-infection; in contrast, all the mice in the liposomal ciprofloxacin group were alive 14 days post-infection. The same results were obtained when the mice received the single inhaled treatment as late as 48 or 72 hours post-infection.

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

If we can obtain sufficient additional funding, including government grants or collaborative funding from organizations such as the Canadian DRDC and the UK Dstl, we may be able to complete the development of our liposomal ciprofloxacin for approval under FDA regulations relating to new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most drugs, which require large, well-controlled Phase 3 clinical trials in patients with the disease or condition being targeted, these regulations allow a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in prevention and treatment of a number of potential bioterrorism infections including anthrax, tularemia, Q fever, melioidosis and pneumonic plague.

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

An inhaled nicotine product utilizing our AERx delivery system that would effectively address the acute craving for cigarettes and, through gradual reduction of the peak nicotine levels, could wean-off patients from cigarette smoking and from the nicotine addiction. In September 2012, we were issued a U.S. patent for our inhaled nicotine technology from a second patent family that provides protection until at least 2024. Previously, we had two issued U.S. patents covering systems for effecting smoking cessation, which provided exclusivity until 2019. The first two patents are method of treatment patents, covering systems, devices and containers for delivering aerosolized nicotine formulations in specific ways which we believe to be important for cigarette smokers who want to quit smoking. The third patent extends the coverage to containers with novel features anticipated to provide additional smoking cessation benefits.

We are seeking collaborations and non-dilutive financing to further develop this product for either the pharmaceutical market or the direct-to-consumer market or both.

Other Programs

In August 2013, the NIH awarded us an SBIR grant in the amount of approximately $340,000 to investigate the development and validation of tests for gastro-esophageal reflux with aspirations into the respiratory tract. The Principal Investigators and co-inventors of the new diagnostic tests are Professor Homer Boushey, University of California, San Francisco (UCSF) and Dr. Igor Gonda, Aradigm Corporation. The grant is funding laboratory work and a human clinical trial being conducted at UCSF.

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

Our success will depend, to a significant extent, on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret protection and operate without infringing the proprietary rights of other parties. Our most recent patents issued in the United States were an important composition of matter patent and a method of treatment patent for Pulmaquin. As of February 28, 2016, we had 39 issued United States patents, with 8 additional United States patent applications pending. In addition, we had 42 issued foreign patents and an additional 19 foreign patent applications pending. The bulk of our patents and patent applications contain claims directed toward our Pulmaquin and Lipoquin compositions and methods of treatment, proprietary delivery technologies, including methods for aerosol generation, devices used to generate aerosols, breath control, compliance monitoring, certain pharmaceutical formulations, design of dosage forms and their manufacturing and testing methods The bulk of our patents directed toward our proprietary delivery technologies and methods of use expire between 2016 and 2031. Because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted.

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

There is no product currently approved in the United States specifically for the treatment of bronchiectasis (BE). Bayer is testing a ciprofloxacin dry powder inhaler for the management of BE in two Phase 3 studies and an experimental oral drug, BAY85-8501 that completed a Phase 2 study in BE patients. Currently marketed inhaled antibiotics for the management of infections associated with cystic fibrosis (CF) are several products containing tobramycin (nebulizer and dry powder formulations) marketed by multiple companies, and nebulized Cayston* marketed by Gilead Sciences. Inhaled products under development to treat respiratory infections in CF include dry powder ciprofloxacin by Bayer, nebulized liposomal amikacin by Insmed, and nebulized levofloxacin by Raptor. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF.

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

Government Regulation

United States

The research, development, testing, manufacturing, labeling, advertising, promotion, distribution, marketing and export, among other things, of any products we develop are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA regulates drugs in the United States under the Food, Drug and Cosmetic Act (FDCA) and implementing regulations thereunder.

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

In March 2012, we received clearance from the FDA for our IND to start the first of two Phase 3 studies of Pulmaquin (ARD-3150) in BE patients. The FDA has requested a 2 year carcinogenicity study in rats with inhaled Pulmaquin to support the NDA for BE. We have initiated that study. The FDA indicated a 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. Neither of these studies were required prior to beginning the Phase 3 clinical trials; however, we have taken the initiative to conduct them in the interest of reducing time to approval of Pulmaquin. The 9 month inhalation safety study in dogs has been completed and the study report has been submitted to the FDA. The 2 year rat carcinogenicity study is being conducted in parallel with the Phase 3 program.

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

The Phase 3 clinical program for Pulmaquin in non-CF BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Each trial has completed enrollment of patients (278 in ORBIT-3 and 304 in ORBIT-4) into a 48-week double-blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration approximately one year). The superiority of Pulmaquin versus placebo during the double-blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in quality of life measures. Lung function is being monitored as a safety indicator. The trial randomization has two patients on active drug for every patient on placebo. The last patient was enrolled in each of the trials in September 2015.

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

After approval, certain changes to the approved product, such as adding new indications, certain manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Post-approval use of products can lead to new findings about the safety or efficacy of the products. This information can lead to a product sponsor making, or the FDA requiring, changes in the labeling of the product or even the withdrawal of the product from the market.

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

Research and Development

Our research and development expenses were approximately $35.3 million for the year ended December 31, 2015 and $31.2 million for the year ended December 31, 2014. For more information regarding our research and development, please see Item 7—Management’s Discussion and Analysis—Research and Development.

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

Name	Affiliation	Area of Expertise
Peter R. Byron, Ph.D.	Medical College of Virginia, Virginia Commonwealth University	Aerosol Science/Pharmaceutics
Stephen J. Farr, Ph.D.	Zogenix, Inc.	Pulmonary Delivery/Pharmaceutics
Babatunde Otulana, M.D.	Mallinckrodt Pharmaceuticals	Pulmonary Diseases/Cystic Fibrosis/Regulatory
Adam Wanner, M.D.	University of Miami	Chronic Obstructive Pulmonary Diseases (COPD)

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Employees

As of December 31, 2015, we had twenty-three employees. Sixteen employees are involved in research and development and product development and seven employees are involved in finance and administration. Eight employees have advanced scientific degrees.

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

Item 1A. Risk Factors

Except for historical information contained herein, the discussion of this Annual Report on form 10-K contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the maintenance and establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

Risks Related to Our Business

The results of later stage clinical trials of our product candidates may not be as favorable as earlier trials and that could result in additional costs and delay or prevent commercialization of our products.

Although we believe the limited and preliminary data we have regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with non-cystic fibrosis bronchiectasis (BE) and our Phase 2a clinical trials showed promising results in patients with cystic fibrosis (CF) and BE, there is no guarantee that longer term studies, such as our Phase 3 studies (ORBIT-3 and ORBIT-4), in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

We are a development-stage company and will require substantial capital to complete the development of our product candidates and commercialize them.

We will need to raise additional capital prior to approval and commercialization of our leading product candidate Pulmaquin. We cannot assure you that we will be able to raise additional capital when needed on terms acceptable to the Company or at all. All of our potential products are in research or development. Our potential drug products require extensive research and development, including pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective, or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities with quality systems acceptable to the regulatory authorities at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense.

Our dependence on collaborators and other third parties may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into or maintain agreements with collaborators (such as the Grifols collaboration transaction) and to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we would over a proprietary development and commercialization program. We may determine that continuing a collaboration under the terms provided is not in our best interest and, if we are able to under the terms of the agreement, we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our products subject to collaborative arrangements may never be successfully commercialized. Under our existing collaboration agreement with Grifols, we have granted Grifols exclusive rights with respect to inhaled ciprofloxacin compounds for other indications besides the treatment of non-CF BE, and we have limited ability to terminate that agreement.

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

Even with respect to certain other programs that we intend to commercialize ourselves, or programs that Grifols has declined its exclusive right to fund and commercialize, we may enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing and marketing our product candidates or products. In addition, our ability to apply our proprietary technologies to develop proprietary drugs will depend on our ability to establish and maintain licensing arrangements or other collaborative arrangements with the holders of proprietary rights to such drugs. We may not be able to establish such arrangements on favorable terms or at all, and our future collaborative arrangements may not be successful.

We are using contract research organizations in order to conduct our global Phase 3 clinical trials and for other testing activities. We may not be able to maintain satisfactory contract research arrangements. If we are not, there may be significant delays before we find an alternative contract research organization or we may not find an alternative contract research organization at all. If our contract research organizations are delayed in their activities or issues are uncovered regarding the quality of the data provided by the contract research organization it could result in significant delays in our Pulmaquin clinical program and adversely impact our ability to file for regulatory approval of our product candidate.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of December 31, 2015, we have an accumulated deficit of approximately $405.5 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

•	continue drug product development efforts;

•	conduct preclinical testing and clinical trials;

•	pursue additional applications for our existing delivery technologies; and

•	outsource the commercial-scale production of our products.

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

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin prior to product approval for BE. This study is currently underway. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. Although this study has been completed and the final audited study report has been submitted to the FDA we do not know if the FDA will require further toxicology studies. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring in humans.

If our present or future clinical trials are delayed for any reason, we would incur additional costs and delay the potential receipt of revenues.

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on many factors. Delays in completing our present or future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.

We are subject to extensive regulation, including the requirement of approval before any of our product candidates can be marketed. We may not obtain regulatory approval for our product candidates on a timely basis, or at all.

We and our products are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local government agencies. Both before and after regulatory approval, the development, testing, manufacture, quality control, labeling, storage, approval, advertising, promotion, sale, distribution and export of our potential products are subject to regulation. Pharmaceutical products that are marketed abroad are also subject to regulation by foreign governments. Our products cannot be marketed in the United States without FDA approval. The process for obtaining FDA approval for drug products is generally lengthy, expensive and uncertain. In September 2014, we were granted Fast Track Designation for Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa, The FDA gives Fast Track status to facilitate the development of new drugs intended to treat serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs, with the goal of getting important new drugs to patients earlier. However, having Fast Track Designation is no guarantee that the approval process will actually result in a faster or more streamlined process and to date, we have not sought or received approval from the FDA or any corresponding foreign authority for any of our drug product candidates.

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

Our current facility lease is scheduled to expire and we may not be able to secure a new facility lease on terms commercially favorable for us.

We lease approximately 72,000 square feet of office and laboratory space in an office building at 3929 Point Eden Way, California, which is scheduled to expire in July 2016. While our current facility requirement is for significantly less than 72,000 square feet, due to the competitive commercial real estate market in Silicon Valley, we may not be able to secure a new facility lease on terms commercially favorable for us. In addition, the relocation of our current corporate headquarters could be disruptive to our business operations, result in increased expenses, hinder our ability to attract and retain qualified personnel, and may also cause employee turnover if the commute time for our headquartered employees is significantly increased.

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

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market prices for our common stock may also be influenced by many factors, including:

•	the limited trading volume for shares of our common stock and the fact that a large percentage of our outstanding shares are held by a small number of shareholder;

•	announcements of clinical trial results, technological innovations or new commercial products by us or our competitors;

•	investor perception of us;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	fluctuations in our operating results;

•	failure to maintain or establish collaborative relationships;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

In the past, class action securities litigation has often been instituted against companies promptly following volatility in the market price of their securities. Any such litigation instigated against us would, regardless of its merit, result in substantial costs and a diversion of management’s attention and resources.

In addition, although our shares are currently listed by NASDAQ, we cannot assure you that we will be successful in maintaining a NASDAQ listing continuously or that we will be able to meet NASDAQ listing standards going forward. The failure to maintain the NASDAQ listing for our common stock could adversely affect the price for , and liquidity of, our common stock.

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

One or more of our shareholders may choose to pursue a lawsuit or engage in a proxy battle with management to limit our use of one or more of these anti-takeover protections. Any such lawsuit or proxy battle would, regardless of its merit or outcome, result in substantial costs and a diversion of management’s attention and resources.

We have never paid dividends on our capital stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. Therefore, our shareholders may not receive any funds absent a sale of their shares. We cannot assure shareholders of a positive return on their investment if they sell their shares, nor can we assure that shareholders will not lose the entire amount of their investment.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us as of February 16, 2016, our two largest shareholders, collectively, control in excess of a majority of our outstanding common stock. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

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

	High	Low
2014
First Quarter	$15.20	$7.20
Second Quarter	10.80	7.08
Third Quarter	10.56	8.13
Fourth Quarter	9.14	6.82

2015
First Quarter	$7.95	$6.26
Second Quarter	7.67	6.33
Third Quarter	7.67	6.78
Fourth Quarter	7.22	3.61

As of March 7, 2016, there were 60 holders of record of our common stock. A greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be, subject to applicable law, at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in loan agreements or other agreements.

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

We have derived the selected financial data for the years ended and as of December 31, 2015 and 2014 from our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected financial data for the years ended and as of December 31, 2013, 2012, and 2011 has been derived from financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of operations data:
Total revenues	$23,429	$33,561	$9,717	$1,007	$791
Total operating expenses	40,581	37,417	29,629	7,711	9,320
Loss from operations	(17,152)	(3,856)	(19,912)	(6,704)	(8,529)
Interest income (expense), net	29	(271)	(1,643)	(1,520)	(784)
Other income (expense), including extinguishment of debt	(86)	8,779	(9)	(2)	4
Net income (loss)	(17,209)	4,652	(21,564)	(8,226)	(9,309)
Basic net income (loss) per share	(1.17)	0.32	(2.36)	(1.63)	(2.03)
Diluted net income (loss) per share	(1.17)	0.32	(2.36)	(1.63)	(2.03)

Shares used in computing basic net income (loss) per share	14,747	14,700	9,154	5,032	4,585
Shares used in computing diluted net income (loss) per share	14,747	14,726	9,154	5,032	4,585

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$31,462	$47,990	$48,131	$7,617	$8,664
Working capital	27,730	43,736	42,394	6,479	8,017
Total assets	35,626	53,963	50,424	8,966	10,556
Deferred revenue current	—	790	4,379	—	—
Deferred revenue non current	5,000	7,845	—	—	—
Note payable and accrued interest net of discount	—	—	9,035	8,513	8,207
Accumulated deficit	(405,481)	(388,272)	(392,924)	(371,360)	(363,134)
Total shareholders’ equity (deficit)	23,110	39,115	33,683	(1,441)	689

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment of severe respiratory diseases by pulmonologists. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate in Phase 3 clinical trials, Pulmaquin. We also invested considerable effort into the generation of a large volume of laboratory and clinical data demonstrating the performance of our AERx pulmonary drug delivery platform and other proprietary technologies, including our inhaled ciprofloxacin formulations. We have incurred significant losses and negative cash flow from our operations since our inception and expect to incur additional operating losses over at least the foreseeable future as we continue product development efforts, clinical trial activities, animal toxicology and safety testing and contract manufacturing efforts. To date, we have not had any significant product sales and do not anticipate receiving revenues from the sale of any of our products in the near term.

Our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease that could be developed by us and commercialized in the United States, and/or another significant territory such as the European Union (EU), Japan and China. In selecting our proprietary development programs, we primarily seek drugs approved by the United States Food and Drug Administration (FDA) that can be reformulated for both existing and new indications in respiratory disease. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure when compared to the discovery and development of new chemical entities.

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. We have been issued seven U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted key composition of matter patents for our inhaled ciprofloxacin formulations in Europe, Canada, Japan and Australia/New Zealand. We are currently fully enrolled and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

In order to expedite anticipated time to market and increase our market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with a currently FDA-approved nebulizer system.

The ongoing Phase 3 clinical program for Pulmaquin in BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Each trial has enrolled patients (278 in ORBIT-3 and 304 in ORBIT-4) into a 48 week double blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration approximately one year). The superiority of Pulmaquin versus placebo during the double blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in quality of life measures. Lung function is being monitored as a safety indicator.

Liposomal Ciprofloxacin for Biodefense Purposes: Treatment of Q Fever, Tularemia, Pneumonic Plague, Inhalation Anthrax and other biodefense purposes

In addition to our programs addressing bronchiectasis and cystic fibrosis licensed to Grifols, our inhaled ciprofloxacin has also been tested for the prevention and treatment of inhaled “bioterrorism” infections, such as Q fever, inhalation anthrax, tularemia, melioidosis and pneumonic plague. We have obtained a royalty-bearing license for the biodefense applications from Grifols.

If we can obtain sufficient additional funding, including government grants or collaborative funding from organizations such as the Canadian DRDC and the UK Dstl, we may be able to complete the development of our liposomal ciprofloxacin for approval under FDA regulations relating to new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most drugs, which require large, well-controlled Phase 3 clinical trials in patients with the disease or condition being targeted, these regulations allow a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in prevention and treatment of a number of potential bioterrorism infections including anthrax, tularemia, Q fever, melioidosis and pneumonic plague.

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria (PNTM) infections with our inhaled liposomal ciprofloxacin products Pulmaquin and Lipoquin. The research program was conducted in collaboration with Oregon State University, Corvalis (OSU).

According to a recent report from the National Institutes of Health based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. PNTM infections are also common in patients with other chronic lung conditions, such as cystic fibrosis and emphysema. In patients with AIDS, the infection is disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g. by invasion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

On April 15, 2015, we announced the first results from the collaboration between scientists from OSU and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infections at ciprofloxacin concentrations of 200 mcg/ml, which approximate the peak sputum levels observed in humans in prior Aradigm clinical studies. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

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

An inhaled nicotine product utilizing our AERx delivery system that would effectively address the acute craving for cigarettes and, through gradual reduction of the peak nicotine levels, could wean-off patients from cigarette smoking and from the nicotine addiction. In September 2012, we were issued a new U.S. patent for our inhaled nicotine technology from a second patent family that provides protection until at least 2024. Previously, we had two issued U.S. patents covering systems for effecting smoking cessation, which provided exclusivity until 2019. The first two patents are method of treatment patents, covering systems, devices and containers for delivering aerosolized nicotine formulations in specific ways which we believe to be important for cigarette smokers who want to quit smoking. This new patent extends the coverage to containers with novel features anticipated to provide additional smoking cessation benefits.

We are seeking collaborations and non-dilutive financing to further develop and commercialize this product for either the pharmaceutical market or the direct-to-consumer market or both.

Other Programs

In August 2013, the NIH awarded us an SBIR grant in the amount of approximately $340,000 to investigate the development and validation of tests for gastro-esophageal reflux with aspirations into the respiratory tract. The Principal Investigators and co-inventors of the new diagnostic tests are Professor Homer Boushey, University of California, San Francisco (UCSF) and Dr. Igor Gonda, Aradigm Corporation. The grant is funding laboratory work and a human clinical trial being conducted at UCSF.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2015 and 2014, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

During the year ended December 31, 2014, the Company had pre-tax income of $4.7 million. The provision for Federal and state income taxes related to such pre-tax income has been offset by the utilization of available net operating loss carryovers.

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

Results of Operations

Years ended December 31, 2015 and 2014

Our net loss of $17.2 million for the year ended December 31, 2015 increased by approximately $21.9 million as compared to the net income of $4.7 million for the year ended December 31, 2014. The increase in the net loss resulted primarily from the decrease in contract revenue—related party of approximately $9.7 million for the reimbursement of Pulmaquin project-related expenses as we have utilized the full amount of the $65 million of the Grifols-funded budget provided under the License Agreement and a decrease in grant revenue from government grants of approximately $0.3 million, as well as an increase in operating expenses of $3.2 million primarily related to the ongoing Phase 3 trials. Net income of $4.7 million in 2014 resulted from the one-time non-cash gains of approximately $8.9 million from the assignment of royalty rights and extinguishment of debt recorded in 2014. Excluding such gains, the Company’s loss in 2014 was $4.2 million.

Total revenue was approximately $23.4 million for the year ended December 31, 2015 as compared to approximately $33.6 million for the year ended December 31, 2014. We recognized approximately $23.4 million in revenue under the Grifols License Agreement, and approximately $0.1 million in government grant revenue for the year ended December 31, 2015 as compared to approximately $33.0 million under the Grifols License Agreement, approximately $0.3 million in government grant revenue and approximately $0.2 million in royalty revenue for the year ended December 31, 2014.

Operating expenses were approximately $40.6 million for the year ended December 31, 2015, which represented an approximately $3.2 million increase as compared to the year ended December 31, 2014. Research and development expenses increased approximately $4.1 million and general and administrative expenses decreased approximately $0.9 million. The increase in research and development expenses was due to higher contract manufacturing, contract testing and clinical trial costs related to the Pulmaquin program and higher employee-related expenses due to the addition of staff, offset by a decrease in consulting expenses in support of the Pulmaquin program. The decrease in general and administrative expenses was due to lower consulting expenses, lower officer bonuses, lower legal expenses and lower expenses for NASDAQ and public filings, offset by an increase in employee-related costs for the addition of staff.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents as of December 31, 2015 will fund its operations throughout 2016. However, the Company will need to raise additional capital in 2016 to maintain the Company’s current level of product development activity. Accordingly, the Company anticipates raising additional capital in 2016, through the issuance of debt or equity securities, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s leading product candidate Pulmaquin. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of its development programs or dispose of assets or technology.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings, the milestone and royalty payments associated with the sale of assets to Zogenix and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. In 2015, we utilized the full $65 million of the Grifols-funded budget provided under the License Agreement.

Year ended December 31, 2015

As of December 31, 2015, we had cash and cash equivalents of approximately $31.5 million, down from approximately $48.0 million at December 31, 2014. The decrease primarily resulted from the use of cash to fund our ongoing operations offset by the receipt of approximately $23.4 million from Grifols for Pulmaquin program-related expenses. Receipts from Grifols for the Pulmaquin program were lower in 2015 compared to 2014 as in 2015 we utilized the full $65 million of the Grifols-funded budget provided under the License Agreement.

Net cash used by operating activities for the year ended December 31, 2015 was approximately $16.7 million as a result of operating activities after adjusting our $17.2 million net loss for non-cash expenses of approximately $1.2 million in stock based compensation and depreciation and adjusting for net changes in operating assets and liabilities of approximately $0.9 million. Net cash provided by financing activities for the year ended December 31, 2015 was approximately $0.2 million from the proceeds from the purchase of common stock primarily through the Employee Stock Purchase Plan (ESPP).

Year ended December 31, 2014

As of December 31, 2014, we had cash and cash equivalents of approximately $48.0 million, slightly down from approximately $48.1 million at December 31, 2013. The nominal use of cash primarily resulted from the Company’s use of cash to fund operations of approximately $36.1 million, offset by the receipt of approximately

$31.3 million from Grifols for incurred and future Pulmaquin program-related expenses and the receipt of the $5.0 million milestone payment from Grifols for the dosing of the first patient in our Phase 3 clinical program with Pulmaquin.

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $0.1 million reflecting the result of operating activities after adjusting our approximately $4.7 million net income for non-cash gains, including approximately $8.9 million from the assignment of royalty rights for future Zogenix royalties and extinguishment of debt, offset by non-cash expenses of approximately $0.9 million in depreciation and stock based-compensation, and adjusting for net changes in operating assets and liabilities of approximately $3.4 million. Net cash used in investing activities was approximately $0.4 million as the company invested in equipment to support the Pulmaquin program. Net cash provided by financing activities for the year ended December 31, 2014 was approximately $0.2 million from the proceeds from the purchase of common stock primarily through the ESPP.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aradigm Corporation

We have audited the accompanying consolidated balance sheets of Aradigm Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradigm Corporation at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP

San Francisco, California

March 30, 2016

ARADIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,462	$47,990
Restricted cash	—	250
Receivables	150	1,058
Prepaid and other current assets	3,634	1,207

Total current assets	35,246	50,505
Property and equipment, net	299	502
Other assets	81	2,956

Total assets	$35,626	$53,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$2,706
Accrued clinical and cost of other studies	4,315	2,070
Accrued compensation	1,159	819
Deferred revenue—related party	—	790
Deferred rent	37	—
Facility lease exit obligation	104	193
Other accrued liabilities	112	191

Total current liabilities	7,516	6,769
Accrued clinical and cost of other studies, non-current	—	33
Deferred rent, non-current	—	97
Facility lease exit obligation, non-current	—	104
Deferred revenue- related party, non-current	5,000	7,845

Total liabilities	12,516	14,848

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding
Common stock, no par value; authorized shares: 25,045,765 at December 31, 2015 and December 31, 2014; issued and outstanding shares: 14,761,351 at December 31, 2015; 14,726,960 at December 31, 2014	428,591	427,387
Accumulated deficit	(405,481)	(388,272)

Total shareholders’ equity	23,110	39,115

Total liabilities and shareholders’ equity	$35,626	$53,963

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014
Revenue:
Contract revenue—related party (Note 6)	$23,372	$33,038
Grant revenue	57	323
Royalty revenue	—	200

Total revenues	23,429	33,561

Operating expenses:
Research and development	35,276	31,172
General and administrative	5,294	6,226
Restructuring and asset impairment	11	19

Total operating expenses	40,581	37,417

Loss from operations	(17,152)	(3,856)
Interest income	29	17
Interest expense	—	(288)
Other expense, net	(86)	(85)
Gain on assignment of royalty interests	—	5,823
Gain from extinguishment of debt	—	3,041

Net income (loss) and comprehensive income (loss)	$(17,209)	$4,652

Basic net income (loss) per common share	$(1.17)	$0.32

Diluted net income (loss) per common share	$(1.17)	$0.32

Shares used in computing basic net income (loss) per common share	14,747	14,700

Shares used in computing diluted net income (loss) per common share	14,747	14,726

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2013	14,681,274	$426,607	$(392,924)	33,683
Issuance of common stock under the employee stock purchase plan	33,161	157	—	157
Issuance of restricted stock awards	11,250	—	—	—
Exercise of options	1,275	7	—	7
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	616	—	616
Net income	—	—	4,652	4,652

Balances at December 31, 2014	14,726,960	427,387	(388,272)	$39,115

Issuance of common stock under the employee stock purchase plan	30,891	154	—	154
Exercise of options	3,500	21	—	21
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	1,029	—	1,029
Net loss	—	—	(17,209)	(17,209)

Balances at December 31, 2015	14,761,351	$428,591	$(405,481)	$23,110

See accompanying Notes to Consolidated Financial Statements.

ARADIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(17,209)	$4,652
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	203	310
Stock-based compensation expense	1,029	616
Gain on assignment of royalty interests	—	(5,823)
Gain from extinguishment of debt	—	(3,041)
Amortization of note discount	—	19

Changes in operating assets and liabilities:
Restricted cash	250	(250)
Receivables	908	(966)
Prepaid and other current assets	(2,427)	241
Other assets	2,875	(2,840)
Accounts payable	(917)	2,087
Accrued compensation	340	621
Current deferred revenue—related party	(790)	(3,589)
Accrued liabilities	2,133	428
Deferred rent	(60)	(35)
Deferred revenue—related party, non-current	(2,845)	7,845
Facility lease exit obligation	(193)	(168)

Net cash (used in) provided by operating activities	(16,703)	107

Cash flows from investing activities:
Capital expenditures	—	(412)

Net cash used in investing activities	—	(412)

Cash flows from financing activities:
Proceeds from issuance of common stock	175	164

Net cash provided by financing activities	175	164

Net decrease in cash and cash equivalents	(16,528)	(141)
Cash and cash equivalents at beginning of year	47,990	48,131

Cash and cash equivalents at end of year	$31,462	$47,990

Supplemental disclosure of cash flow information:
Non cash reduction in other assets from extinguishment of debt and assignment of royalty interests	—	(237)
Non cash reduction in note payable from extinguishment of debt and assignment of royalty interests	—	(9,101)

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations. At December 31, 2015, the Company had an accumulated deficit of approximately $405.5 million, working capital of approximately $27.7 million and shareholders’ equity of approximately $23.1 million. The Company believes that its cash and cash equivalents totaling approximately $31.5 million as of December 31, 2015 will be sufficient to fund its operations at least through 2016. However, the Company will need to raise additional capital in 2016 to maintain the Company’s current level of product development activity. Accordingly, the Company anticipates raising additional capital in 2016, through the issuance of debt or equity securities, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s leading product candidate Pulmaquin. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of its development programs or dispose of assets or technology.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including its historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, it will record a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At December 31, 2015 and 2014, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, it would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Unvested restricted stock awards subject to repurchase totaled 300 shares for both the years ended December 31, 2015 and 2014. Potentially dilutive securities were included for the year ended December 31, 2014 but were excluded for the year ended December 31, 2015 because the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Years Ended December 31,
	2015	2014
Outstanding stock options	947	515
Unvested stock units	10	10
Outstanding warrants	71	71

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). This ASU eliminates from U.S. GAAP the concept of Extraordinary Items. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The guidance may be applied prospectively or retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2015-08”) which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2015-08 is effective for annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers (“ASU 2015-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. (“ASU 2015-12”). The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2015-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Companies also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-15”). This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2015-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

2. Cash and Cash Equivalents

At December 31, 2015 and December 31, 2014, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at December 31, 2015 and December 31, 2014 consist of cash and money market funds. Money market funds are valued using quoted market prices.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$4,783	$4,792
Furniture and fixtures	1,144	1,139
Lab equipment	2,138	2,138
Computer equipment and software	2,679	2,682
Leasehold improvements	1,844	1,844

Property and equipment	12,588	12,595
Less accumulated depreciation and amortization	(12,289)	(12,093)

Property and equipment, net	$299	$502

Depreciation expense was $203,000 and $310,000 for the years ended December 31, 2015 and 2014, respectively.

5. Sublease Agreement and Lease Exit Liability:

On July 18, 2007, the Company entered into a sublease agreement with Mendel Biotechnology, Inc. (“Mendel”) to lease approximately 48,000 square feet of the Company’s 72,000 square foot headquarters facility located in Hayward, California.

During the year ended December 31, 2007, the Company recorded a $2.1 million lease exit liability and related expense for the expected loss on the sublease, in accordance with ASC 420 Exit or Disposal Cost Obligations, because the monthly payments the Company expects to receive under the sublease are less than the amounts that the Company will owe the lessor for the sublease space. The fair value of the lease exit liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments the Company will receive under the sublease. The sublease loss and ongoing accretion expense required to record the lease exit liability at its fair value using the interest method were recorded as part of restructuring and asset impairment expense in the Consolidated Statement of Operations and Comprehensive Loss in the year ended December 31, 2007. The lease exit liability activity for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$297	$465
Accretion expense	11	19
Lease payments	(204)	(187)

Balance at end of the year	$104	$297

The Company classified all of the $104,000 lease exit liability in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2015.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

On May 20, 2013, the Company and Grifols, S.A., (“Grifols”) and certain other investors (the “Investors”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to issue and sell a total of 5,244,363 shares of the Company’s common stock (“Common Stock”) to Grifols and an additional 3,104,838 shares of Common Stock to the Investors, for a total sale of 8,349,201 shares of Common Stock (the “Company Stock Sale”) for a purchase price of $4.96 per share. The aggregate gross consideration paid to the Company in August 2013 in the Company Stock Sale was approximately $41.4 million.

In conjunction with signing the Stock Purchase Agreement, the Company and Grifols agreed to enter into a License and Collaboration Agreement (the “License Agreement”) at the closing of the Company Stock Sale; Grifols and the Company are considered to be related parties and as a result, all transactions between the two entities will be recognized as related party transactions. The License Agreement exclusively licenses the Company’s inhaled liposomal ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications (the “Program”) to Grifols on a worldwide basis. Grifols funds development expenses of up to $65 million for the first indication of non-cystic fibrosis bronchiectasis with all other indications fully funded by Grifols and will commercialize products from the Program (“Products”), and pay development milestones and royalties on future commercial sales of Products. The License Agreement is described further below.

On July 15, 2013 shareholders of the Company (i) approved certain amendments to the Company’s charter including amendments necessary to increase the total number of shares of Common Stock authorized to be issued by the Company to at least 17,670,765 shares, including the 8,349,201 shares to be sold in the Company Stock Sale (the “Charter Amendment”) and (ii) approved the Company’s closing of the Company Stock Sale and entering into the License Agreement, Governance Agreement and other agreements described below and in the Stock Purchase Agreement (the “Transactions”). Shareholders of the Company holding more than 50% of the outstanding shares of the Company’s Common Stock voted in favor of these proposals at a special meeting.

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

In August of 2013 Grifols paid approximately $26.0 million for the shares of the Company’s common stock at a purchase price of $4.96 per share, which reflected the contractual price for the Company’s common stock as stated in the Stock Purchase Agreement on May 20, 2013. Following the announcement of the collaboration, execution of a supply agreement and satisfaction of the other conditions of closing, the stock price rose to $8.00 per share at the time of closing. Consequently, the contractual price of $4.96 per share resulted in a $3.04 per share discount from the August 27, 2013 closing price of $8.00 per share, a discount of approximately $15.9 million from the fair market value of the common stock on the effective date of the Grifols License and Collaboration Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and, accordingly, the Company recorded the sale of common stock to Grifols at fair value based on the closing price of the Company’s stock on August 27, 2013 at $8.00 per share. This discount, which is a non-cash charge, has been recorded as Collaboration Arrangement Acquisition Cost in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

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

The Company is responsible for developing the Product for non-cystic fibrosis bronchiectasis or pulmonary infections associated with non-cystic fibrosis bronchiectasis, in accordance with an agreed upon development plan and pursuant to a Grifols-funded budget of $65 million (which includes allocations for the Company’s internal, fully-burdened expenses). Any excess expenses are the responsibility of the Company. The Company will develop the Product for additional indications at Grifols’ sole expense if Grifols elects to pursue such development. Pursuant to the License Agreement, the Company recognized reimbursements of development costs from Grifols as Contract revenue—related party totaling $23.4 million for the year ended December 31, 2015, for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to the development of Pulmaquin for non-cystic fibrosis bronchiectasis.

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

The Company’s deliverables include an exclusive license for inhaled ciprofloxacin compounds for the indication of non-cystic fibrosis bronchiectasis and other indications, payment of development costs over $65 million for the non-cystic fibrosis bronchiectasis indication and participation on a Joint Steering Committee (“JSC”). Having determined that both the development and JSC do not have standalone value from the license, the Company combined these deliverables into a single unit of accounting. The Company is recognizing reimbursements of development expenses as collaboration services are performed and costs are incurred. During the years ended December 31, 2015 and December 31, 2014, the Company recognized $23.4 million and $33.0 million, respectively, in contract revenue—related party relating to services performed and costs incurred during the period under the License Agreement. In addition, the Company has a current deferred revenue balance at December 31, 2015 of $5.0 million representing a milestone payment which was received upon the dosing of the first patient in a Phase III clinical trial. The $5.0 million milestone payment will be recognized as revenue upon receiving the first regulatory approval.

Pursuant to the License Agreement, the Company recognized reimbursements of development costs from Grifols as Contract revenue—related party totaling $23.4 million for the year ended December 31, 2015. As of December 31, 2015, the Company has utilized the full amount of the $65 million of Grifols-funded budget provided under the License Agreement and will not be recognizing any future revenue related to the $65 million Grifols-funded budget. The Company recognized $33.0 million from Grifols as Contract revenue—related party for the year ended December 31, 2014 for the reimbursement of fully burdened development expenses for collaboration services performed and costs incurred related to the development of Pulmaquin for non-cystic fibrosis bronchiectasis.

Costs incurred under the Grifols License Agreement in the quarters ended December 31, 2015 and 2014 are zero and $8.1 million, respectively. Costs incurred under the Grifols License Agreement for the years ended December 31, 2015 and 2014 are $23.4 million and $33.0 million, respectively. Research and development expenses incurred under the Grifols License Agreement for the years ended December 31, 2015 and 2014 are $22.2 million and $30.2 million, respectively. General and administrative expenses incurred under the Grifols License Agreement for the years ended December 31, 2015 and 2014 are $1.2 million and $2.4 million, respectively. In addition, there are $0.4 million in development costs for equipment and inventory recorded on the Consolidated Balance Sheets as of December 31, 2014. Research and development expenses under the Grifols License Agreement decreased approximately $8.0 million and general and administrative expenses decreased approximately $1.2 million as the $65 million expense reimbursement cap was reached in 2015. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

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

7. Royalty Agreement, Note Payable, and Accrued Interest

Zogenix

In August 2006, the Company sold all assets related to its needle-free injector technology platform and products, including 12 U.S. patents along with foreign counterparts, to Zogenix, Inc. In July 2009, Zogenix was granted approval by the U.S. Food and Drug Administration (“FDA”) of the SUMAVEL* DosePro* (sumatriptan injection) needle-free delivery system for the treatment of acute migraine and cluster headache. The Company was entitled to quarterly royalty payments of 3% of net sales on all SUMAVEL DosePro sales. The Company recorded royalty revenue of approximately $0.2 million for the twelve months ended December 31, 2014.

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

8. Leases, Commitments and Contingencies

The Company has a lease for a building containing offices, laboratory and manufacturing facilities, which expires in 2016. A portion of this lease obligation was offset by a sublease to Mendel Biotechnology, Inc. (“Mendel”). Future minimum non-cancelable lease payments at December 31, 2015 are as follows (in thousands):

	Operating Leases	Mendel Sub-Lease	Net Operating Lease Payments
Year ending December 31:
2016	$1,020	$(640)	$380

Total minimum lease payments	$1,020	$(640)	$380

In July 2007, the Company entered into a sublease agreement with Mendel to lease approximately 48,000 square feet of its 72,000 square foot headquarters located in Hayward, California.

The Company’s monthly rent payments fluctuate under the master lease. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2015 and 2014, the Company had $37,000 and $97,000 of deferred rent, respectively.

For the years ended December 31, 2015 and 2014, building rent expense under operating leases totaled $591,000 and $593,000, respectively.

Indemnification

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. To date, the Company has made no payments related to such indemnifications and no liabilities have been recorded for these obligations on the balance sheets at December 31, 2015 or 2014.

Legal Matters

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. Currently there are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

9. Shareholders’ Equity

Reserved Shares

At December 31, 2015, the Company had 947,142 shares reserved for future issuance upon exercise of options under all stock option plans and 252,725 shares of common stock reserved for future issuance of new option grants. The Company had 114,293 shares available for future issuances under the ESPP. Additionally, the Company had 71,023 shares reserved for outstanding warrants.

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

Stock Option Plans: 2005 Equity Incentive Plan, and 2015 Equity Incentive Plan

On March 13, 2015 the Board adopted and, on May 14, 2015 the Company’s shareholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan replaces the Company’s 2005 Equity Incentive Plan which expired in March 2015. The 2015 Plan is intended to promote our long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. The Company did not request that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan; rather, the shares authorized for issuance under the 2005 Plan are now available for issuance under the 2015 Plan.

Options granted under the 2005 Plan and the 2015 Plan expire no later than 10 years from the date of grant and may be either incentive or non-statutory stock options. For incentive and non-statutory stock option grants, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the Company’s Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

Options granted under the 2005 Plan and the 2015 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of four years from the date of grant. Both Plans also provides for a transition from employee to consultant status without termination of the vesting period as a result of such transition. Under both Plans, employees may exercise options in exchange for a note payable to the Company, if permitted under the applicable grant. As of December 31, 2015 and 2014, there were no outstanding notes receivable from shareholders. Any unvested stock issued is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. The common stock subject to repurchase has voting rights, but cannot be resold prior to vesting. No grants with early exercise provisions have been made under the 2005 Plan or 2015 Plan and no shares have been repurchased. The Company granted options to purchase 604,657 shares and 338,121 shares during the years ended December 31, 2015 and 2014, respectively, under both Plans, which included option grants to the Company’s non-employee directors in the amount of 59,820 and 21,875 shares during 2015 and 2014, respectively. As of December 31, 2015 the Company had 947,142 options outstanding and 252,725 shares were available for future grants under the 2015 Plan.

The following is a summary of activity under the 2005 Plan and the 2015 Plan as of December 31, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	515,366	$15.55
Options granted	604,657	$7.78
Options cancelled	(169,381)	$11.26
Options exercised	(3,500)	$6.00

Outstanding at December 31, 2015	947,142	$11.40	7.88	$—

Ending Vested and Expected To Vest	922,926	$11.48	7.86	$—

Ending Exercisable	306,281	$18.41	5.90	$—

The weighted-average grant-date fair value of options granted during the years 2015 and 2014 was $4.95 and $7.57, respectively. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2015 and 2014 was $2,100 and $3,500, respectively.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the year ending December 31, 2015 is presented below. The ending balance represents the maximum number of shares that could be earned or vested under the 2005 Plan:

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	300	57.60
Restricted stock awards granted	—	—
Restricted share awards vested	—	—

Outstanding at December 31, 2015	300	57.60

As of December 31, 2015, there was no unrecognized compensation cost related to restricted stock award arrangements granted under the Plans. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant. Stock compensation expense for the awards has been recognized in the appropriate period. The total fair value of restricted stock awards vested during the years ended December 31, 2015 and 2014 was zero and $247,000, respectively.

The Company retained purchase rights to 300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of December 31, 2015 and 2014, respectively.

Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	10,306	5.34
Restricted stock units granted	—	—
Restricted share units vested	—	—

Outstanding at December 31, 2015	10,306	5.34

As of December 31, 2015, there was no unrecognized compensation cost related to restricted stock unit arrangements granted under the Plans. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was zero for both years.

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

As of December 31, 2015, a total of 171,957 shares had been issued under the ESPP. In April 2008, the Company’s Board of Directors amended, and in May 2008 the Company’s shareholder approved, the amendment to the ESPP increasing the shares of common stock authorized by 25,000. In April 2009, the Company’s Board of Directors amended, and in May 2009 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 62,500. In March 2013, the Company’s Board of Directors amended, and in May 2013 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 62,500. In March 2015, the Company’s Board of Directors amended, and in May 2015 the Company’s shareholders approved, the amendment to the ESPP increasing the number of shares of common stock authorized by 110,000. As of December 31, 2015, there was a balance of 114,293 available authorized shares. Compensation expense was $104,000 and $67,000 for the years ended December 31, 2015 and 2014, respectively. The fair value of employee stock purchase rights under the ESPP is determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2015	2014
Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%
Volatility factor	65.6%	65.1%
Risk-free interest rate	0.06%	0.07%
Expected life (years)	2.00	0.50
Weighted-average fair value of purchase rights granted during the period	$3.38	$3.20

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options and restricted stock awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period.

The following table shows stock-based compensation expense included in the Consolidated Statement of Operations and Comprehensive Income (loss) for the years ended December 31, 2015 and 2014, (in thousands, except per share amounts):

	2015	2014
Costs and Expenses
Research and development	$522	$197
General and administrative	507	419

Total employee stock-based compensation expense	$1,029	$616

Impact on basic and diluted net income (loss) per common share	$(0.07)	$0.04

There was no capitalized stock-based compensation expense as of December 31, 2015. Since the Company has cumulative net losses through December 31, 2015, there was no tax benefit associated with stock-based compensation expense.

The total amount of unrecognized compensation expense related to unvested stock options and stock purchases net of forfeitures was $2,185,000 as of December 31, 2015. This amount will be recognized over a weighted average period of 2.12 years. As of December 31, 2015, there is no unrecognized compensation expenses, net of forfeitures, related to unvested awards that is expected to be recognized.

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

	Years Ended December 31
	2015	2014
Dividend yield	0.0%	0.0%
Volatility factor	83.9%	110.0%
Risk-free interest rate	1.7%	1.8%
Expected term (years)	5.7	6.0
Weighted-average fair value of options granted during the periods	$4.95	$7.57

The weighted average assumptions for non-employee options, except for members of the board of directors which are reflected above, are as follows:

	Years Ended December 31
	2015	2014
Dividend yield	0.0%	—
Volatility factor	91.1%	—
Risk-free interest rate	1.7%	—
Expected term (years)	10.0	—
Weighted-average fair value of options granted during the periods	$6.47	—

Stock-Based Compensation for Non-Employees

The Company accounts for options issued to non-employees under ASC 505-50, Equity—Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee options are periodically re-measured over their vesting terms.

10. Employee Benefit Plans

The Company provides a 401(k) Plan for all full-time employees. Employees can contribute on a pretax basis up to the 2015 statutory limit of $18,000 (plus an additional $6,000 for employees that are 50 years and older). The Company matches employees’ contributions up to a maximum of three percent of an employee’s annual salary based upon the employee’s contribution and certain other limitations. The Company’s employer matching contribution expense was $47,000 and $55,000 in 2015 and 2014, respectively.

11. Income Taxes

In 2015 and 2014, the Company recorded an income tax benefit of zero. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes as well as net operating loss and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$18,406	$14,955
Research and development credits	6,509	6,509
Federal orphan drug credits	11,011	7,217
Other	2,130	1,152

Total deferred tax assets	38,056	29,833
Valuation allowance	(38,056)	(29,833)

Net deferred tax assets	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At December 31, 2015 and 2014, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets. The valuation allowance increased by $8.2 million during the year ended December 31, 2015 and decreased by $1.9 million during the year ended December 31, 2014. In accordance with ASC 718 Compensation-Stock Compensation, the Company has excluded from deferred tax assets those tax benefits attributable to employee stock option exercises.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Income tax benefit at federal statutory rate	$(6,016)	$1,657
State taxes (net of federal)	(17)	11
Credits	(2,466)	—
Other	276	129
Change in valuation allowance	8,223	(1,797)

Total	$—	$—

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $45.4 million and federal orphan drug credit carryforwards of approximately $11.0 million, which expire in the years 2019 through 2035. The Company also had California net operating loss carryforwards of approximately $39.0 million, which expire in the years 2016 through 2035, and California research and development tax credit carryforwards of approximately $9.9 million, which do not expire. None of the federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan.

The Company’s federal and state net operating loss (NOL’s) and tax credit carryforwards are subject to substantial annual limitations as a result of certain ownership changes that occurred in 2010 and prior years. Federal net operating loss (NOL) carryforwards totaling $45.4 million will begin to expire from 2019 to 2035, subject to the annual limitations. Federal tax credit carryforwards totaling $11.1 million will begin to expire from 2028 to 2035, subject to the annual limitations. State operating loss carryforwards totaling $39.0 million will begin to expire from 2016 to 2035, subject to annual limitations. State tax credit carryforwards may be subject to further annual limitations for ownership changes occurring after December 31, 2015.

Utilization of the Company’s NOL and credit carryforwards may be subject to additional annual limitations based on future stock issuances or ownership changes. Such future limitations could result in the expiration of the net operating loss and credit carryforwards before utilization. Based on the analyses performed on ownership changes that have occurred from inception through December 31, 2015, the Company expects to be able to use the NOL and tax credit carryforwards as noted above.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years from 1998 due to net operating losses and tax credits that are being carried forward for tax purposes.

The Company does not have any unrecognized tax benefits, or interest and penalties accrued on unrecognized tax benefits, at December 31, 2015, or during the two years then ended. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12. Quarterly Results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$8,768	$9,952	$4,674	$35

Operating expenses:
Research and development	8,361	9,754	8,880	8,281
General and administrative	1,542	1,339	1,320	1,093
Restructuring and asset impairment	4	3	2	2

Total expenses	9,907	11,096	10,202	9,376

Loss from operations	(1,139)	(1,144)	(5,528)	(9,341)
Interest income/(expense), net	8	7	7	7
Other expense	(32)	(8)	(28)	(18)

Loss before income taxes	(1,163)	(1,145)	(5,549)	(9,352)
Income tax provision	—	—	—	—

Net loss and comprehensive loss	$(1,163)	$(1,145)	$(5,549)	$(9,352)

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.38)	$(0.63)

Shares used in computing basic and diluted net loss per common share	14,727	14,749	14,751	14,761

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$6,631	$12,245	$6,617	$8,068

Operating expenses:
Research and development	5,796	11,656	6,047	7,673
General and administrative	1,651	1,931	1,443	1,201
Restructuring and asset impairment	6	5	4	4

Total expenses	7,453	13,592	7,494	8,878

Loss from operations	(822)	(1,347)	(877)	(810)
Interest income (expense), net	(286)	1	5	9
Other expense	(1)	(12)	(42)	(30)
Gain on assignment of royalty interests	5,823	—	—	—
Gain on extinguishment of debt	3,041	—	—	—

Income (loss) before income taxes	7,755	(1,358)	(914)	(831)
Income tax provision	—	—	—	—

Net income (loss) and comprehensive income (loss)	$7,755	$(1,358)	$(914)	$(831)

Basic net income (loss) per common share	$0.53	$(0.09)	$(0.06)	$(0.06)

Diluted net income (loss) per common share	$0.53	$(0.09)	$(0.06)	$(0.06)

Shares used in computing basic net income (loss) per common share	14,669	14,697	14,706	14,726

Shares used in computing diluted net income (loss) per common share	14,713	14,697	14,706	14,726

13. Subsequent Events

The Company has evaluated subsequent events that have occurred after December 31, 2015 and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning (i) identification and business experience of the Company’s directors, as well as legal proceedings involving such directors and any family relationships between directors and executive officers of the Company, (ii) the identification of the members of the Company’s audit committee and (iii) the identification of the Audit Committee Financial Expert is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Proxy Statement related to the 2016 Annual Meeting of Shareholders to be filed by the Company with the SEC (the “2016 Proxy Statement”).

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

Identification of Executive Officers

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2016 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Compensation” contained in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Certain Transactions” contained in the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because any required information is included in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(14)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(19)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(22)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(24)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

Exhibit No.	Description

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.10(9)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

10.11(10)+	2005 Equity Incentive Plan, as amended.

10.12(11)+	Employee Stock Purchase Plan, as amended.

10.13(12)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.14(13)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.15(15)	Amended and Restated Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.16(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.17(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.18(15)	Form of Indemnification Agreement.

10.19(16)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.20(16)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.21(17)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.22(17)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.23(17)	Form of Governance Agreement by and among the Company and Grifols, S.A.

Exhibit No.	Description

10.24(17)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.

10.25(17)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

10.26(18)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

10.27(20)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.28(20)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.29(21)	Assignment, Assumption, Waiver and Consent, effective February 28, 2015, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC.

10.30(23)	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

10.31(25)	Board Observer Rights Agreement, dated September 1, 2015, between the Company and Grifols, S.A.

10.32(26)+	Aradigm Corporation 2015 Equity Incentive Plan.

10.33(26)+	Form of Stock Option Agreement pursuant to Aradigm Corporation 2015 Stock Incentive Plan.

10.34(26)+	Aradigm Corporation Employee Stock Purchase Plan.

10.35+	Form of Amendment to the Stock Option Agreement

10.36	Supply Agreement between the Company and Grifols, S.A. dated October 22, 2015.

21.1	List of Subsidiaries of the Company.

23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Presentation Document

+	Represents a management contract or compensatory plan or arrangement.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(10)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(13)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(14)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(15)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(19)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(20)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2015, as amended.
(21)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015, as amended.
(22)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(23)	Incorporated by reference to the Company’s Form 10-K filed on March 13, 2015.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.
(25)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2015.
(26)	Incorporated by reference to the Company’s Form S-8 (No. 333-205613) filed on July 10, 2015.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Aradigm, Lipoquin, Pulmaquin and AERx, are registered trademarks of the Company.

*	Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 30th day of March 2016.

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

Signature	Title	Date

/s/ Igor Gonda	President, Chief Executive Officer and Director	March 30, 2016
Igor Gonda	(Principal Executive Officer)

/s/ Nancy E. Pecota	Vice President, Finance and Chief Financial Officer	March 30, 2016
Nancy E. Pecota	(Principal Financial and Accounting Officer)

/s/ Virgil D. Thompson	Chairman of the Board and Director	March 30, 2016
Virgil D. Thompson

/s/ David Bell	Director	March 30, 2016
David Bell

/s/ Frederick Hudson	Director	March 30, 2016
Frederick Hudson

/s/ John M. Siebert	Director	March 30, 2016
John M. Siebert

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(3)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(4)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(3)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(3)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(5)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(6)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(14)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(19)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(22)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(23)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

4.2(1)	Specimen common stock certificate.

10.1(1)+	Form of Indemnity Agreement between the Company and each of its directors and officers.

10.2(1)+	Form of the Company’s Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.

10.3(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 2005 Equity Incentive Plan.

10.4(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.5(1)+	Form of the Company’s Non-statutory Stock Option Agreement under the 1996 Non-Employee Directors’ Stock Option Plan.

10.6(1)+	Form of the Company’s Employee Stock Purchase Plan Offering Document.

10.7(6)+	Form of the Company’s Restricted Stock Bonus Agreement under the 2005 Equity Incentive Plan.

10.8(7)+	Employment Agreement, dated as of August 10, 2006, with Dr. Igor Gonda.

10.9(8)	Lease Agreement for the property located in Phase V of the Britannia Point Eden Business Park in Hayward, California, dated January 28, 1998, between the Company and Britannia Point Eden, LLC.

10.10(9)	Sublease between the Company and Mendel Biotechnology, Inc., dated July 11, 2007, under the Lease Agreement by and between the Company and Hayward Point Eden I Limited Partnership, a Delaware limited partnership, as successor-in-interest to Britannia Point Eden, LLC, as amended, for 3929 Point Eden Way, Hayward, California.

Exhibit No.	Description

10.11(10)+	2005 Equity Incentive Plan, as amended.

10.12(11)+	Employee Stock Purchase Plan, as amended.

10.13(12)	Amended and Restated Rights Agreement, dated as of September 5, 2008 by and between the Company and ComputerShare Trust Company, N.A.

10.14(13)+	Amended and Restated Executive Officer Severance Benefit Plan.

10.15(15)	Amended and Restated form of Change of Control Agreement entered into between the Company and certain of the Company’s senior officers.

10.16(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Igor Gonda.

10.17(15)	Amended and Restated Change of Control Agreement, dated as of April 5, 2011 by and between the Company and Nancy Pecota.

10.18(15)	Form of Indemnification Agreement.

10.19(16)	Securities Purchase Agreement, dated as of December 11, 2012, among the Company and the investors party thereto.

10.20(16)	Registration Rights Agreement, dated as of December 11, 2012 among the Company and the buyers party thereto.

10.21(17)	Form of License and Collaboration Agreement by and among the Company and Grifols, S.A.

10.22(17)	Form of Option Agreement by and among the Company and Grifols, S.A.

10.23(17)	Form of Governance Agreement by and among the Company and Grifols, S.A.

10.24(17)	Form of Registration Rights Agreement by and among the Company and Grifols, S.A.

10.25(17)	Form of Registration Rights Agreement by and among the Company and the buyers listed on the signature page thereto.

10.26(18)‡	Clinical Supply and Commercial Manufacturing Services Agreement, dated as of August 27, 2013, by and between SIGMA-TAU Pharmasource Inc. and the Company.

10.27(20)	Change of Control Agreement, dated November 5, 2013, by and between the Company and Dr. Juergen Froehlich.

10.28(20)	Offer Letter, dated November 5, 2013, between the Company and Dr. Juergen Froehlich.

10.29(21)	Assignment, Assumption, Waiver and Consent, effective February 28, 2015, by and among the Aradigm Royalty Financing LLC, the Company, R&D Bauer Ventures, LP and SG-PBS LLC.

10.30(23)	Form of Non-statutory Stock Option Agreement, by and between the Company and Igor Gonda.

10.31(25)	Board Observer Rights Agreement, dated September 1, 2015, between the Company and Grifols, S.A.

10.32(26)+	Aradigm Corporation 2015 Equity Incentive Plan.

10.33(26)+	Form of Stock Option Agreement pursuant to Aradigm Corporation 2015 Equity Incentive Plan.

10.34(26)+	Aradigm Corporation Employee Stock Purchase Plan.

10.35+	Form of Amendment to the Stock Option Agreement

10.36	Supply Agreement between the Company and Grifols, S.A. dated October 22, 2015.

21.1	List of Subsidiaries of the Company.

23.1	Consent of OUM & Co LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Description

24.1	Power of Attorney (signature page).

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Presentation Document

+	Represents a management contract or compensatory plan or arrangement.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002.
(4)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(7)	Incorporated by reference to the Company’s Form S-1 (No. 333-138169) filed on October 24, 2006, as amended.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 24, 1998, as amended.
(9)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2007.
(10)	Incorporated by reference to the Company’s definitive proxy statement filed on April 7, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2008.
(13)	Incorporated by reference to the Company’s Form 8-K filed on January 8, 2009.
(14)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(15)	Incorporated by reference to the Company’s Form 8-K filed on April 18, 2011.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2012.
(17)	Incorporated by reference to the Company’s Form 8-K filed on May 24, 2013.
(18)	Incorporated by reference to the Company’s Form 10-Q filed on October 28, 2013.
(19)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(20)	Incorporated by reference to the Company’s Form S-1 (No. 333-193751) filed on February 4, 2015 as amended.
(21)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(22)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(23)	Incorporated by reference to the Company’s Form 10-K filed on March 13, 2015.
(24)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.
(25)	Incorporated by reference to the Company’s Form 10-Q filed on November 12, 2015.
(26)	Incorporated by reference to the Company’s Form S-8 (no. 333-205613) filed on July 10, 2015.