Form 10-K/A
period 2015-12-31
ARADIGM CORP
filed 2016-05-09
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 30, 2016, or the Original Filing, by Aradigm Corporation, a California corporation. We are filing this Amendment to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” “us,” the “Company” or “Aradigm” in this document, we mean the current California corporation, or Aradigm Corporation, as well as all of our consolidated subsidiaries.

In Aradigm’s filings with the SEC, information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the “Compensation Committee Report” contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The following is a brief biography of each director and their ages as of April 30, 2016.

Name	Age	Principal Occupation/Position Held With Us
David Bell	61	Director
Igor Gonda	68	President, Chief Executive Officer and Director
Frederick M. Hudson	70	Director
John M. Siebert	76	Director
Virgil D. Thompson	76	Chairman and Director

David Bell has been a director since August 2013. He currently serves as Corporate Vice President of Grifols S.A. and General Counsel of Grifols Inc. He joined Grifols when it entered the U.S. market in 2003. Prior to joining Grifols, Mr. Bell was General Counsel to Alpha Therapeutic Corporation following a 23-year career as a corporate litigator. Mr. Bell has been proposed for nomination by Grifols pursuant to its rights under the Governance Agreement entered into with us in August 2013 (the “Governance Agreement”). We believe that Mr. Bell is qualified to serve as a member of our Board because of his legal experience, experience in the pharmaceutical industry and the perspective he brings as an affiliate of one of our major shareholders.

Igor Gonda, Ph.D. has served as our President and Chief Executive Officer since August 2006 and as a director since September 2001. From December 2001 to August 2006, Dr. Gonda was the Chief Executive Officer and Managing Director of Acrux Limited, a publicly traded specialty pharmaceutical company located in Melbourne, Australia. From July 2001 to December 2001, Dr. Gonda was our Chief Scientific Officer and, from October 1995 to July 2001, was our Vice President, Research and Development. From February 1992 to September 1995, Dr. Gonda was a Senior Scientist and Group Leader at Genentech, Inc. His key responsibilities at Genentech were the development of the inhalation delivery of rhDNase (Pulmozyme) for the treatment of cystic fibrosis and non-parenteral methods of delivery of biologics. Prior to that, Dr. Gonda held academic positions at the University of Aston in Birmingham, United Kingdom, and the University of Sydney, Australia. Dr. Gonda holds a B.Sc. in Chemistry and a Ph.D. in Physical Chemistry from Leeds University, United Kingdom. Dr. Gonda was the Chairman of our Scientific Advisory Board until August 2006. We believe that Dr. Gonda possesses specific attributes that qualify him to serve as a member of our Board, including his experience in leading publicly traded pharmaceutical companies, his tenure with our Company and his knowledge of the pharmaceutical industry. Under the terms of the Governance Agreement, Dr. Gonda’s service on the Board is required for as long as he remains our President and Chief Executive Officer.

Frederick M. Hudson has been a director since April 2014. Mr. Hudson retired as a partner in charge of the health care audit practice for the Washington-Baltimore business unit of the accounting firm of KPMG, LLP on January 1, 2006 after a 37-year career with the firm. Mr. Hudson is currently a director and audit committee chair of Supernus Pharmaceuticals, Inc. and a director and compliance committee member of Maxim Health Care Services, Inc. He also has recently served in a board capacity with the Board of Financial Administration of the Catholic Archdiocese of Baltimore, with the Board of Trustees of the Maryland Historical Society, and as director and audit committee chair of Educate, Inc. He is vice-chair and finance committee chair of the Board of Directors of GBMC Healthcare, Inc. and its affiliate, Greater Baltimore Medical Center. Mr. Hudson received a B.S. in Accounting from Loyola University Maryland and is a Certified Public Accountant. We believe that Mr. Hudson’s extensive accounting and health care audit experience qualify him to serve as a member of our board of directors.

John M. Siebert, Ph.D. has been a director since November 2006. Currently, Dr. Siebert is Founder and CEO of Compan Pharmaceuticals, a companion animal pharmaceutical company. From May 2014 to November 2015, Dr. Siebert was Chief Executive Officer of Chase Pharmaceuticals, a company conducting clinical trials in Alzheimer’s disease based on a unique hypothesis. From 2010 to 2014, he was a Partner and Chief Operating Officer of New Rhein Healthcare Investors, LLC, a private equity group. From 2008 to 2010 he was Chief Executive Officer and Founder of Compan Pharmaceuticals. From May 2003 to October 2008, Dr. Siebert was the Chairman and Chief Executive Officer of CyDex, Inc., a privately held specialty pharmaceutical company. From September 1995 to April 2003, he was President and Chief Executive Officer of CIMA Labs Inc., a publicly traded drug delivery company, and from July 1995 to September 1995 he was President and Chief Operating Officer of CIMA Labs. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a privately held pharmaceutical company. From 1988 to 1992, he headed R&D and Quality Control at a division of Bayer Corporation. Prior to that, Dr. Siebert was employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co., Gillette and The Procter & Gamble Company. Dr. Siebert holds a B.S. in Chemistry from Illinois Benedictine University, an M.S. in Organic Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri. Dr. Siebert also serves on the boards of directors of Accu-Break Pharmaceuticals and Supernus Pharmaceuticals, Inc. Dr. Siebert is the Chairman of our Compensation Committee. He is also a member of both our Audit Committee and Nominating and Governance Committee. Dr. Siebert is a member of the Supernus Audit Committee and the Compensation Committee. We believe that Dr. Siebert is qualified to serve as a member of our Board because of his experience as an executive officer with both publicly traded and private corporations in the pharmaceutical industry.

Virgil D. Thompson has been a director since June 1995 and has been Chairman of the Board since January 2005. From July 2009 until July 2015, Mr. Thompson was Chief Executive Officer and a director of Spinnaker Biosciences, Inc., a privately held ophthalmic drug delivery company, and he is now its Chairman of the Board. From November 2002 until June 2007, Mr. Thompson served as President and Chief Executive Officer of Angstrom Pharmaceuticals, Inc., a privately held pharmaceutical company. From September 2000 to November 2002, Mr. Thompson was President, Chief Executive Officer and a director of Chimeric Therapies, Inc., a privately held biotechnology company. From May 1999 until September 2000, Mr. Thompson was the President, Chief Operating Officer and a director of Savient Pharmaceuticals, a publicly traded specialty pharmaceutical company. From January 1996 to April 1999, Mr. Thompson was the President and Chief Executive Officer and a director of Cytel Corporation, a publicly traded biopharmaceutical company that was subsequently acquired by IDM Pharma, Inc. From 1994 to 1996, Mr. Thompson was President and Chief Executive Officer of Cibus Pharmaceuticals, Inc., a privately held drug delivery device company. From 1991 to 1993, Mr. Thompson was President of Syntex Laboratories, Inc., a U.S. subsidiary of Syntex Corporation, a publicly traded pharmaceutical company. Mr. Thompson holds a B.S. in Pharmacy from Kansas University and a J.D. from The George Washington University Law School. Mr. Thompson is a director of Mallinckrodt Pharmaceuticals, a publicly traded pharmaceutical company. Mr. Thompson is a member of the Mallinckrodt Human Resources and Compensation Committee. Mr. Thompson is also a director of GenZ Corp., a private agribusiness company. We believe that Mr. Thompson possesses specific attributes that qualify him to serve as a member of our Board, including his experience as both an executive officer and director of publicly traded and private corporations in the pharmaceutical industry.

Code of Business Conduct and Ethics

We have adopted the Aradigm Corporation Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at investor.aradigm.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Information Regarding the Committees of Our Board of Directors

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides current membership information as well as membership and meeting information for each of the Board committees during 2015:

Name	Audit		Compensation		Nominating and Corporate Governance
David Bell
Igor Gonda
Frederick M. Hudson	X	*
Lafmin Morgan			X	+
John M. Siebert	X		X	*	X
Virgil D. Thompson	X		X		X	*
Total meetings in fiscal year 2015	7		7		6

+	Mr. Morgan resigned as a director on September 1, 2015
*	Committee Chairperson

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Below is a description of each committee of the Board. The Board has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to our business and operations.

Audit Committee

The Audit Committee oversees our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee evaluates the performance of and assesses the qualifications of our independent registered public accounting firm. In this role, it determines and approves the engagement of our independent registered public accounting firm and determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm. The Audit Committee reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting, and establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Committee reviews the financial statements to be included in our Annual Report on Form 10-K and our quarterly financial statements on Form 10-Q and discusses with management and our independent registered public accounting firm the results of the annual audit. Currently, three directors comprise the Audit Committee: Mr. Hudson (chair), Dr. Siebert and Mr. Thompson. The Audit Committee is governed by a written charter that is available to shareholders on our website at investor.aradigm.com.

The Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent in accordance with NASDAQ listing standards. The Board has determined that Mr. Hudson qualifies as an “audit committee financial expert,” as defined in applicable rules of the SEC.

Compensation Committee

The Compensation Committee of the Board reviews and recommends to the Board the overall compensation strategy and policies for us. The Compensation Committee reviews and recommends to the Board corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and recommends to the Board the compensation and other terms of employment of our Chief Executive Officer; reviews and recommends to the Board for approval the compensation and other terms of employment of the other officers; and oversees the administration of our equity compensation plans, health benefit plans, deferred compensation plans and other similar programs. Three directors currently comprise the Compensation Committee: Messrs. Hudson and Thompson and Dr. Siebert (chair). All members of our Compensation Committee are independent in accordance with NASDAQ listing standards. The Compensation Committee is governed by a written charter that is available to shareholders on our website at investor.aradigm.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors (consistent with criteria approved by the Board), recommending to the Board candidates for election and reelection to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board and its committees and monitoring compliance with our Code of Business Conduct and Ethics. Currently, the Nominating and Corporate Governance Committee is comprised of two directors: Dr. Siebert and Mr. Thompson (chair). All members of the Nominating and Corporate Governance Committee are independent in accordance with NASDAQ listing standards. The Nominating and Corporate Governance Committee is governed by a written charter that is available to shareholders on our website at investor.aradigm.com.

Any potential candidates for director nominees, including candidates recommended by shareholders, are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate given our current needs and those of our Board, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee reviews directors’ overall service during their term, including the number of meetings attended, level of participation and quality of performance. The Nominating and Corporate Governance Committee performs periodic Board and Committee self-assessments to provide directors an opportunity to critique Board and Committee performance. The Nominating and Corporate Governance Committee also determines whether the nominee would be independent, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then compiles a list of potential candidates from suggestions it may receive, but may also engage, if it deems appropriate, a professional search firm to generate additional suggestions. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates as it deems appropriate. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. While the Nominating and Corporate Governance Committee and the Board have from time to time received and considered suggestions from shareholders for nominations to the Board, the Committee has received no suggestions for which disclosure is required in this proxy statement.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders in the same manner as it considers recommendations from other sources. Shareholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 3929 Point Eden Way, Hayward, California 94545 at least 60 days prior, but no more than 90 days prior, to the anniversary date of the last annual meeting of shareholders. Submissions should include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating shareholder is a beneficial or record owner of our stock.

The Nominating and Corporate Governance Committee has not established specific minimum qualifications for recommended nominees or specific qualities or skills for one or more of our directors to possess. The Nominating and Corporate Governance Committee uses a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgments of, the members of the Nominating and Corporate Governance Committee and our then current needs for the Board as a whole. The Nominating and Corporate Governance Committee does not believe there would be any difference in the manner in which it evaluates nominees based on whether the nominee is recommended by a shareholder or by the current Committee process. The Nominating and Corporate Governance Committee considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. See “—Qualifications of Directors and Nominees” for a description of the diversity of our current directors and nominees.

Our Executive Officers

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

Item 11.	Executive Compensation

Overview

The policies of the Compensation Committee, or the Committee, with respect to the compensation of our Named Executive Officers, including Dr. Gonda, the Chief Executive Officer, Ms. Pecota, the Chief Financial Officer, and Dr. Froehlich, the Chief Medical Officer, are designed to provide compensation sufficient to attract, motivate and retain executives of outstanding ability in our area of focus. It is the Committee’s intent to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the Committee recommends an executive compensation package to our Board that is based on a mix of salary, cash incentive awards, annual equity awards and performance equity incentive awards that focus on Aradigm’s longer term objective that will significantly impact shareholder value in a positive way. Completing the development and obtaining regulatory approval in a timely and cost effective manner for our investigational drug Pulmaquin is the Company’s most important performance objective and is the focus of our executive team.

Overall, the Board and the Committee seek to provide total compensation packages that provide incentives and are competitive in terms of total potential value to our executives. The Committee’s objective is to tailor our programs to the unique characteristics of our Company in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. The Board and the Committee intend to provide executive compensation packages that are competitive with other similarly situated companies in our industry.

The Board and the Committee believe that performance-based compensation, both cash and equity, is the most important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Following the Pulmaquin asset being licensed to Grifols in late 2013, the Committee now believes that the execution of the Pulmaquin development program and the approval of Pulmaquin in a timely and cost effective manner should be the focus. Given the Company’s current financial situation, market capitalization and the Company’s proposed development and business plan, the Committee and the Board believe that performance-based equity compensation and cash compensation payable upon the achievement of Pulmaquin development and approval goals are important tools to motivate the Company’s executive officers in 2015 and beyond.

Outcome of Previous “Say on Pay” Voting Results

At our 2014 Annual Meeting of Shareholders, over 99% of votes cast for the say on pay proposal approved our compensation program as described in our 2014 proxy statement. The Committee and Board believe that shareholders support our compensation policies. Therefore, we continued to apply the same general compensation principles in 2015.

At our 2014 Annual Meeting of Shareholders, we also held a “say when on pay” vote to determine the frequency with which we will hold the say on pay vote. Of the votes cast, 19% supported a frequency of one year and 81% supported a frequency of three years. Because the clear preference of our shareholders is to have a say on pay vote every three years, our next say on pay vote will be held at our 2017 Annual Meeting of Shareholders.

Compensation Consultants

Through 2014 and part of 2015, the Committee retained the services of Setren, Smallberg & Associates, a compensation consultant (“Setren”), in order to establish a multi-year compensation plan consistent with the objectives of getting Pulmaquin approved and into the global marketplace with Grifols. In determining compensation levels for 2014 and 2015, the Committee considered data that Setren presented to the Committee and small life science companies compensation survey that Radford Consulting compiled (the “Radford Survey”).

In 2015, the Committee also retained the services of Compensia, Inc., an independent compensation consultant, to advise the Committee on the development of a peer group of similarly situated, public life sciences companies to use for comparison of compensation levels for directors and officers.

Compensation Components

Base Salary. Our practice is that management presents to the Committee its initial recommendations for executive salary levels and the Committee and Board determine whether to adjust these base salary recommendations to realign such salaries after taking into account individual responsibilities, performance, and experience, and reviewing data that the compensation consultants provide to the Committee, as well as peer group surveys such as the Radford Survey and the Society for Human Resources Management survey.

The Committee continued to agree with the consultant’s recommendation that cash compensation for Aradigm executives should be adjusted over the following two years, assuming that the executives achieved the target performance objectives, to be at the 50th percentile level as compared to other similarly situated companies based on data that the consultants provided and other relevant information. In January 2015, the Board approved an increase to the executives’ base salary for 2015 as follows: Dr. Gonda to $410,000, Ms. Pecota to $336,000 and Dr. Froehlich to $395,000.

Executive Bonus Plan. The executive bonus plan allows the Board and Committee to set performance objectives over a pre-established performance period in order to incentivize the executives to focus on the achievement of goals, whether long-term or annual, that could be significant value creation events for our shareholders. Performance objectives focused on partnering our programs, raising non-dilutive capital, advancing the inhaled ciprofloxacin program, managing expenses and achieving other significant strategic objectives. Awards are paid upon achievement of the objective or objectives in the form of cash and/or equity awards. The executives have been provided the opportunity to receive an equity award in the form of a stock option which Black-Scholes value is 125% of the value of the cash award. The elected stock option would vest quarterly over three years. Any equity grants awarded in connection with the Executive Bonus Plan are issued under equity plan in effect at the time of Committee approval.

For 2015, the Committee determined to leave the target cash bonus awards (as a percentage of annual salary) unchanged from 2014, which set target cash bonus awards (as a percentage of annual salary) of 50% for Dr. Gonda and 40% for each of Ms. Pecota and Dr. Froehlich. For 2015, the Committee determined the specific corporate performance goals to be achieved for the executives’ bonus awards to be earned, with an emphasis on incentivizing management to meet certain goals that could insure rapid completion of the Pulmaquin clinical trials. Based on an analysis of the achievement of the performance goals during 2015, the Committee determined that Dr. Gonda would not receive a cash bonus award, and that Ms. Pecota and Dr. Froehlich achieved 65% each of their target bonus awards, which resulted in a cash payment of $87,360 and $102,700, respectively, under the plan.

Executive Equity Awards. Through early 2015, we generally granted equity awards under our 2005 Equity Incentive Plan (the “2005 Plan”), and after May 14, 2015 we began granting equity awards under our 2015 Equity Incentive Plan (“2015 Plan”), which was adopted by our Board and approved by our shareholders. All options granted under the 2005 Plan and the 2015 Plan have an exercise price equal to or greater than the fair market value of our common stock on the date of grant.

The Board and the Committee believe that providing a significant portion of our executives’ total compensation package in stock options and restricted stock awards aligns the incentives of our executives with the interests of our shareholders and with the long-term success of the Company. The Board and the Committee have developed their expectations with respect to future grants of equity award based on several judgments:

1.	Prior to 2014, executives had not received equity grants commensurate with their peers because of limited availability of shares.

2.	Our compensation consultants have provided current data that indicated our executives were low in equity compensation compared to comparable companies based on the Radford Survey and other peer group surveys.

3.	The Committee believed a long term plan should be instituted to provide our executives the appropriate equity compensation in the form of annual stock option grants, as well as short term and long term performance equity awards, to align their interests with the interests of shareholders.

In 2015, the Committee continued the previous plan of making annual stock option grants to bring the level of equity ownership of the executive officers to a level of approximately the 75th percentile of the Radford Survey for annual equity grants, and made its recommendation to the Board. It is the Committee’s expectation that this equity grant level will continue until the executives reach a level equivalent to the 75th percentile for total equity compensation based on market information, such as peer group information, information from the compensation consultants and the Radford Survey. The Committee expects that it will take several years before this objective is achieved.

In light of these goals, the Committee recommended and Board approved in January 2015 the grant of 42,857 options to Dr. Gonda, 17,857 options to Ms. Pecota and 11,429 options to Dr. Froehlich, and in March 13, 2015 the grant of 27,666 options to Dr. Gonda, 20,750 options to Ms. Pecota and 25,246 options to Dr. Froehlich. The January 2015 options vest in equal quarterly installments over three years from the date of grant, and the March 2015 options vest one-third on the anniversary of the date of grant and then in equal quarterly installments over the following two years. Each option has a term of ten years.

The dramatic decrease in the Company’s stock price from November 2015 to present has affected the value of stock options granted prior to that period in a negative way. The Committee has re-evaluated equity bonus awards for management and intends to provide a significant increase in the performance component of the equity award program in 2016.

Special Re-Grants of Performance-Based Vested Equity Grants.

In May 2015, our shareholders approved the 2015 Plan. On September 1, 2015, the Board approved (1) the cancellation of all outstanding performance stock options to the Company’s named executive officers that were granted in February 2014 (the “Cancelled Options”) under the 2005 Plan, and (2) the grant of performance stock options (the “New Options”) under the 2015 Plan. The New Options are subject to substantially the same terms and conditions as the Cancelled Options, including exercise price, performance-based vesting conditions and expiration date. The Cancelled Options were exercisable for an aggregate of 154,997 shares, which takes into account the 1-for-40 reverse stock split effected in May 2014 (the “Stock Split”), of the Company’s common stock at an exercise price of $9.60 per share, and would have vested, if at all, only upon the satisfaction of specified performance milestones, which have not occurred. The exercise price of the New Options is also $9.60 per share, which was greater than the Company’s shares’ closing trading price on NASDAQ on the Grant Date of the New Options.

The Board also (a) cancelled a grant of options exercisable for 12,500 shares, which takes into account the Stock Split, that was awarded in February 2014 to the Dr. Gonda, outside of a shareholder-approved plan prior to the Company’s re-listing on NASDAQ (the “Stand-Alone Grant”), and (b) granted Dr. Gonda options exercisable for 12,500 shares (the “New Gonda Options”) under the 2015 Plan. The New Gonda Options are subject to substantially the same terms and conditions as the Stand-Alone Grant, including exercise price, performance-based vesting conditions and expiration date.

As a result of these actions, all outstanding performance-based stock options granted to our executive officers are governed by the terms and conditions of the shareholder-approved 2015 Plan.

Severance Benefits. The Board, upon recommendation of the Committee, previously adopted an Amended and Restated Executive Officer Severance Plan, dated as of December 31, 2008, and approved change of control agreements with each of our executive officers, the terms of which are more fully described below in the section entitled “Potential Payments Upon Termination or Change in Control.” The Board and the Committee believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. Our business is inherently risky and the Board and the Committee believe the severance benefits encourage our executives to take necessary but reasonable business risks to increase shareholder value. The Board and the Committee believe the change of control benefits align our executives’ interests more greatly in favor of corporate liquidity events that can be potentially valuable to our shareholders. They have established these severance and change of control benefits at levels that they feel are comparable to benefits offered to executives in similar positions and with similar responsibilities at comparable companies.

In addition, upon recommendation of the Committee, the Board approved in November 2015 an amendment to outstanding long-term performance-based equity grants that would allow some of the vesting of the performance-based equity grants should the performance milestones be met within a year following a termination of the executive officer without cause. The post-termination vesting is intended to reward an affected executive officer for the efforts that the officer has put toward achieving the performance goals up to the time of termination, accordingly, the amount of vesting is ratably reduced each month over the twelve month post-termination period.

Other Compensation. Each of our executives is eligible to participate in our employee benefit plans, including medical, dental, life insurance, employee stock purchase and 401(k) plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally.

We do not offer any qualified or non-qualified defined benefit plans or any nonqualified deferred compensation plans.

Summary Compensation Table

The following table sets forth information regarding compensation earned in 2015 and 2014 by the individual serving as our principal executive officer during 2015 and our two most highly compensated executive officers who were serving as an executive officer during 2015 (these individuals are collectively referred to as our “named executive officers”):

	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards(1)(3)(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Igor Gonda, PhD	2015	410,000	—	—	374,109	—	18,000	802,109
President and Chief Executive Officer	2014	400,000	—	72,000	461,150	291,667	15,150	1,239,967

Nancy Pecota	2015	336,000	—	—	169,674	87,360	12,300	605,334
Vice President, Finance and Chief Financial Officer and Corporate Secretary	2014	305,000	—	36,000	220,550	163,333	10,250	735,133

Juergen Froehlich, MD	2015	395,000	—	—	227,597	102,700	13,534	738,831
Chief Medical Officer	2014	365,000	—	—	252,760	125,000	11,918	754,678

(1)

Represents the grant date fair value of stock awards and options granted in the applicable year computed in accordance with FASB ASC Topic 718. The method and assumptions used to calculate the value of stock and option awards is discussed in Note 9 of the notes to our financial statements included in our 2015 Annual Report on Form 10-K.
(2)	Represents stock awards granted in February 2014 related to achievement of goals related to the licensing of inhaled ciprofloxacin that were vested upon grant.
(3)	For 2015, represents (a) time vesting options granted in January 2015 and March 2015. For 2014, represents (a) time vesting options granted in February 2014 and October 2014, and (b) the special performance exceptional vesting stock option bonus grant that was granted in February 2014. The performance options vest upon achievement of certain milestones related to our inhaled ciprofloxacin program. In accordance with FASB ASC Topic 718, awards with performance conditions are computed based on the probable outcome of the performance condition as of the grant date for the award.
(4)	The February 2014 options which were cancelled and re-granted in September 2015 as discussed above are shown in 2014.
(5)	For 2015, represents cash amounts earned under the executive bonus plan for achievement of specific corporate performance goals relating to Pulmaquin clinical trials.
(6)	All Other Compensation in the summary compensation table above includes the following components:

	Year	Life Insurance Premiums ($)	401(k) Matching Contributions ($)	Employee Stock Equity Incentive ($)	All Other ($)	Total ($)
Igor Gonda, PhD	2015	2,048	9,000	6,952	—	18,000
	2014	2,048	8,750	4,352	—	15,150

Nancy Pecota	2015	2,850	9,000	—	450	12,300
	2014	2,850	7,000	—	400	10,250

Juergen Froehlich, MD	2015	1,650	9,000	2,884	—	13,534
	2014	1,650	7,300	2,968	—	11,918

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding each unexercised stock option and each stock award held by each of our named executive officers as of December 31, 2015:

	Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)(#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable(1) (#)	Unexercisable (#)
Igor Gonda, PhD	—	27,666		7.19	03/13/2026
	10,714	32,143		7.70	01/26/2026
	25,154	32,345		9.60	02/13/2024
			62,500	9.60	02/13/2024
			12,500	9.60	02/13/2024
	12,500			7.20	09/17/2020
	8,750			10.00	01/21/2019
	12,500			64.00	12/04/2017
	12,499			74.80	08/10/2016
	100			60.80	05/18/2016

Nancy Pecota	—	20,750		7.19	03/13/2026
	2,856	8,563		7.70	01/26/2026
	12,031	15,469		9.60	02/13/2024
			37,499	9.60	02/13/2024
			8,749	9.60	02/13/2024
	7,500			7.20	09/17/2020
	5,000			10.00	01/21/2019
	5,625			15.60	09/30/2018

Juergen Froehlich, MD	—	25,246		7.19	3/13/2026
	4,464	13,393		7.70	1/26/2026
	11,229	27,271		7.89	10/16/2024
			37,499	9.60	02/13/2024
			8,750	9.60	02/13/2024

(1)	The options granted to Dr. Gonda, Ms. Pecota and Dr. Froehlich on January 26, 2015 vest in equal quarterly installments over three years from the date of grant. The options granted Dr. Gonda, Ms. Pecota and Dr. Froehlich on March 13, 2015 vest over three years with 33-1/3% of the shares vesting on the one-year anniversary of the date of grant and the remaining shares vesting quarterly over the two years thereafter.
(2)	Represents the special performance exceptional vesting stock option bonus grant for the named executive officers that was granted on February 13, 2014 under the 2005 Plan, then cancelled and re-granted under the 2015 Plan. See “Compensation—Special Re-Grants of Performance-Based Vested Equity Grants” for a more detailed description of the special re-grants. The performance options vest upon achievement of certain milestones related to our inhaled ciprofloxacin program.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our current executive officers assuming their employment was terminated on December 31, 2015:

Name	Benefit	Termination Without Cause Prior to a Change in Control ($)	Change in Control ($)	Termination Without Cause or Constructive Termination Following a Change in Control ($)
Igor Gonda, Ph.D.	Salary	410,000	—	820,000
	Bonus	205,000	—	410,000
	Option acceleration(1)	—	—	—
	Stock award acceleration(1)	—	—	—
	Benefits continuation	26,068	—	52,136
	Career transition assistance	—	—	20,000

	Total value:	641,068	—	1,302,136

Nancy Pecota	Salary	336,000	—	336,000
	Bonus	134,400	—	134,400
	Option acceleration(1)	—	—	—
	Stock award acceleration(1)	—	—	—
	Benefits continuation	8,755	—	8,755
	Career transition assistance	—	—	10,000

	Total value:	479,155	—	489,155

Juergen Froehlich	Salary	395,000	—	395,000
	Bonus	158,000	—	158,000
	Option acceleration(1)	—	—	—
	Stock award acceleration(1)	—	—	—
	Benefits continuation	43,465	—	43,465
	Career transition assistance	—	—	10,000

	Total value:	596,465	—	606,465

(1)	The value of the stock and option award acceleration was calculated using a value of $3.97 per share of common stock, which was the last reported closing sale price of our common stock on December 31, 2015.

Termination without cause prior to a change in control. If any of our executives is terminated by us without cause prior to a change in control, upon executing a general release and waiver, such executive is entitled to receive (less applicable withholding taxes) in a lump sum payment or in installments, at our discretion:

•	an amount equal to such executive’s annual base salary;

•	an amount equal to 50% of annual base salary for Dr. Gonda and 40% of annual base salary for Ms. Pecota and Dr. Froehlich, representing target bonus; and

•	continuation of such executive’s health insurance benefits for 12 months.

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

•	a lump sum payment equal to twice such executive’s annual base salary, in the case of Dr. Gonda, and such executive’s annual base salary, in the case of Ms. Pecota and Dr. Froehlich;

•	a lump sum payment equal to such executive’s annual base salary multiplied by (i) 100%, in the case of Dr. Gonda, and (ii) 40%, in the case of Ms. Pecota and Dr. Froehlich, representing twice such executive’s target bonus, in the case of Dr. Gonda, and such executive’s target bonus, in the case of Ms. Pecota and Dr. Froehlich;

•	continuation of such executive’s health insurance benefits for 24 months, in the case of Dr. Gonda, and 12 months, in the case of Ms. Pecota and Dr. Froehlich;

•	reimbursement of actual career transition assistance (outplacement services) incurred by such executive within six months of termination in an amount up to $20,000, in the case of Dr. Gonda, and $10,000, in the case of Ms. Pecota and Dr. Froehlich; and

•	acceleration of vesting of any stock options or restricted stock awards that remain unvested as of the date of such executive’s termination.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board or the Committee and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Non-Employee Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Restricted Stock Awards(1) ($)	Total ($)
David Bell(2)	64,500	—	—	64,500
Frederick Hudson(3)	71,000	83,563	—	154,563
Lafmin Morgan(2)	69,000	—	—	69,000
John M. Siebert(4)	87,500	83,563	—	171,063
Virgil D. Thompson(5)	108,500	83,563	—	192,063

(1)	Amount represents the grant date fair value of options and restricted stock awards granted in 2015, computed in accordance with FASB ASC Topic 718. The method and assumptions used to calculate the value of stock and option awards is discussed in Note 9 of the notes to our financial statements included in our 2015 Annual Report on Form 10-K.
(2)	Mr. Morgan resigned as a director on September 1, 2015. The fees for Mr. Bell and Mr. Morgan for service as a director are credited against any invoices Aradigm submits to Grifols, S.A. for the reimbursement of research expenses on the inhaled ciprofloxacin program up to the $65 million cap.
(3)	Mr. Hudson owns stock options for 30,565 shares of our common stock as of December 31, 2015, of which 20,595 shares are vested as of December 31, 2015.
(4)	Dr. Siebert owns stock options for 44,315 shares of our common stock as of December 31, 2015, of which 34,345 shares are vested as of December 31, 2015. In addition, Dr. Siebert owns 5,098 restricted stock units at December 31, 2015, none of which has vested.
(5)	Mr. Thompson owns stock options for 45,190 shares of our common stock as of December 31, 2015, of which 35,220 shares are vested as of December 31, 2015. In addition, Mr. Thompson owns 5,208 restricted stock units at December 31, 2015, none of which has vested.

In 2015, the cash component of compensation to our non-employee directors was amended to revise the annual retainer and the meeting fees paid. The Chairman of the Board received an annual retainer in the value of $55,000 and all other non-employee directors received an annual retainer in the value of $35,000. Board members also received additional annual retainers for serving on Board committees. The additional annual retainer for the Chairman of the Audit Committee was $20,000 and the additional annual retainer for all other members of the Audit Committee was $7,500. The additional annual retainer for the Chairman of the Compensation Committee was $15,000 and the additional annual retainer for all other members of the Compensation Committee was $5,000. The additional annual retainer for the Chairman of the Nominating and Corporate Governance Committee was $10,000 and the additional annual retainer for all other members of the Nominating and Corporate Governance Committee was $5,000. In addition, the Chairman of the Board received $1,500 for each meeting and the other Board members received $1,000 for each meeting. The chairman of each committee received $1,000 for each meeting and the other committee members received $1,000 for each meeting. Our directors were also entitled to receive reimbursement of reasonable out-of-pocket expenses incurred by them to attend Board meetings.

In addition to the cash compensation, each non-employee director is granted an annual stock option grant. In 2015, the Committee and the Board approved an annual stock option grant with a grant date fair value of $83,563. On November 12, 2015, each of the independent directors was granted a stock option for 19,940 shares of our common stock. The option vests in four equal quarterly installments starting on the first quarterly period following the vesting start date which was the date of the 2015 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of April 15, 2016 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock.

	Beneficial Ownership(1)
	Number of Shares	Percentage of Total (%)
Grifols, S.A.(2) Avinguda de la Generalitat, 152-158 Parc de Negocis Can Sant Joan Sant Cugat del Valles 08174, Barcelona Spain	5,244,363	35.5%
First Eagle Investment Management, LLC(3) 1345 Avenue of the Americas New York, NY 10105	3,858,172	26.1%
Entities / persons affiliated with Boxer Capital LLC(4) 445 Marine View Avenue Suite 100 Del Mar, CA 92014	1,235,137	8.4%
Great Point Partners(5)	1,002,962	6.8%
Igor Gonda(6)	225,249	1.5%
Nancy Pecota(7)	96,925	*
Juergen K. Froehlich(8)	130,919	*
Virgil D. Thompson(9)	70,089	*
John M. Siebert(10)	56,856	*
David Bell(11)	—	*
Frederick M. Hudson(12)	30,565	*
All officers, directors and nominees as a group (7 persons)(13)	610,603	4.1%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal shareholders and information contained in Forms 3 and 4 and Schedules 13D and 13G filed with the SEC, adjusted as necessary to give effect to the 1-for-40 reverse stock split effected on May 23, 2014. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,777,542 shares of Common Stock outstanding on April 15, 2016. Unless otherwise indicated, the address of each person on this table is c/o Aradigm Corporation, 3929 Point Eden Way, Hayward, California, 94545.
(2)	Based upon information contained in a Schedule 13D filed with the SEC on September 4, 2013, after giving effect to the 1-for-40 reverse stock split effected on May 23, 2014.
(3)	Based upon information contained in a Schedule 13D/A filed with the SEC on August 30, 2013, after giving effect to the 1-for-40 reverse stock split effected on May 23, 2014. First Eagle Investment Management, LLC (“FEIM”) (formerly Arnhold and S. Bleichroeder Advisors, LLC), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to beneficially own 3,858,172 shares of common stock, as a result of acting as investment advisor to various clients. Clients of FEIM have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. First Eagle Value in Biotechnology Master Fund, Ltd., a Cayman Islands company for which FEIM acts as investment adviser, may be deemed to beneficially own 1,939,589 of these 3,858,172 shares. In addition, 21 April Fund Ltd., a Cayman Islands company for which FEIM acts as an investment adviser, may be deemed to beneficially own 1,117,194 of these 3,858,172 shares.
(4)	Based upon information contained in a Schedule 13G/A filed with the SEC on February 16, 2016. Boxer Capital LLC (“Boxer Capital”), Boxer Asset Management Inc. (“Boxer Management”) and Joseph Lewis

beneficially own 1,101,513 of these 1,235,137 shares. Boxer Management is the managing member and majority owner of Boxer Capital. Joseph Lewis is the sole indirect owner and controls Boxer Management. Boxer Capital, Boxer Management and Joseph Lewis have shared voting and dispositive power with regard to the 1,101,153 shares of common stock they beneficially own. MVA Investors, LLC (“MVA”) is an independent, personal investment vehicle of certain employees of Boxer Capital and Tavistock Life Sciences Company, which is a Delaware corporation and an affiliate of Boxer Capital. As such, MVA is not controlled by Boxer Capital, Boxer Management or Joseph Lewis. Aaron Davis and Ivan Lieberburg are employed by Tavistock Life Sciences Company. MVA beneficially owns 67,018 of these 1,235,137 shares, and has sole voting and dispositive power over the shares of Common Stock owned by it. Ivan Lieberburg beneficially owns 66,606 of these 1,235,137 shares, and has sole voting and dispositive power over the shares of Common Stock he owns. Neither Boxer Capital, Boxer Management nor Joseph Lewis have any voting or dispositive power with regard to the shares of Common Stock held by MVA or Ivan Lieberburg.
(5)	Based upon information contained in a Schedule 13G/A filed with the SEC on February 16, 2016. Great Point Partners, LLC (“Great Point”) is the investment manager of (i) Biomedical Value Fund, L.P. (“BVF”), which is the record owner of 411,451 shares of Common Stock (the “BVF Shares”), (ii) Biomedical Offshore Value Fund, Ltd. (“BOVF”), which is the record owner of 257,243 shares of Common Stock (the “BOVF Shares”), (iii) Biomedical Institutional Value Fund, L.P. (“BIVF”), which is the record owner 101,002 shares of common stock (the “BIVF Shares”), (iv) Class D Series of GEF-PS, LP (“GEF-PS”), which is the record owner of 213,207 shares of Common Stock (the “GEF-PS Shares”), and (v) WS Investments II, LLC (“WS”), which is the record owner of 20,059 shares of Common Stock (the “WS Shares”). By virtue of its status as investment manager for BVF, BOVF, BIVF, GEF-PS and WS, Great Point may be deemed to be the beneficial owner of the BVF Shares, the BOVF Shares, the BIVF Shares, the GEF-PS Shares and the WS Shares (collectively, the “Managed Shares”). Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of Great Point, and Mr. David Kroin, as special managing member of Great Point, has voting and investment power with respect to the Managed Shares, and therefore may be deemed to be the beneficial owners of the Managed Shares. Great Point, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the Managed Shares, except to the extent of their respective pecuniary interests.
(6)	Includes 105,668 stock options which are exercisable within 60 days of April 15, 2016.
(7)	Includes 46,998 stock options which are exercisable within 60 days of April 15, 2016.
(8)	Includes 41,269 stock options which are exercisable within 60 days of April 15, 2016.
(9)	Includes 44,840 stock options which are exercisable within 60 days of April 15, 2016. The number also includes 5,208 shares pursuant to restricted stock units that have not vested.
(10)	Includes 56,856 stock options which are exercisable within 60 days of April 15, 2016. The number also includes 5,098 shares pursuant to restricted stock units that have not vested.
(11)	Mr. Bell serves as Corporate Vice President of Grifols S.A. and General Counsel of Grifols Inc. Mr. Bell disclaims any beneficial ownership in shares of our Common Stock owned by Grifols, S.A.
(12)	Includes 30,565 stock options which are exercisable within 60 days of April 15, 2016.
(13)	See footnotes (6) through (12) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted, in writing, a policy and procedures for the review of related person transactions. Any related person transaction we propose to enter into must be reported to our Chief Financial Officer and, unless otherwise reviewed and approved by the Board, shall be reviewed and approved by the Audit Committee in accordance with the terms of the policy, prior to effectiveness or consummation of any related person transaction, whenever practicable. The policy defines a “related person transaction” as any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships in which Aradigm (i) was or is to be a participant, (ii) the amount involved exceeds $120,000 and (iii) a Related Person (as defined therein) had or will have a direct or indirect material interest. In addition, any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature shall be reviewed by the Audit Committee annually to ensure that such related person transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and that all required disclosures regarding the related person transaction are made. Transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in the charter of the Compensation Committee. As appropriate for the circumstances, the Audit Committee shall review and consider the Related Person’s interest in the related person transaction, the approximate dollar value of the amount involved in the related person transaction, the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss, whether the transaction was undertaken in the ordinary course of business, whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, the purpose of, and the potential benefits to us of the transaction and any other information regarding the related person transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

We have engaged the law firm Hogan Lovells US LLP (“Hogan Lovells”) to provide legal services to the Company. An immediate family member of Virgil Thompson, one of our directors and our Chairman, is a partner at Hogan Lovells. We incurred no expenses for services performed by Hogan Lovells during the years ended December 31, 2014 and 2015. We anticipate that the value of services to be performed by Hogan Lovells during the current fiscal year will exceed $120,000.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2015 and 2014, by OUM & Co. LLP. All services described below were pre-approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2015	2014
	(In thousands)
Audit Fees(1)	$189	$165
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$189	$165

(1)	Audit fees represent fees for professional services related to the performance of the audit of our annual financial statements, review of our quarterly financial statements and consents on SEC filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 6th day of May 2016.

ARADIGM CORPORATION

By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

Date: May 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Financial Officer.

31.2	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.