Form 10-Q
period 2016-03-31
ARADIGM CORP
filed 2016-05-10
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 7, 2016)
Common	14,943,542

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016 (Unaudited)	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,421	$31,462
Receivables	367	150
Prepaid and other current assets	3,669	3,634

Total current assets	26,457	35,246
Property and equipment, net	310	299
Other assets	81	81

Total assets	$26,848	$35,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,533	$1,789
Accrued clinical and cost of other studies	2,954	4,315
Accrued compensation	690	1,159
Deferred rent	18	37
Facility lease exit obligation	55	104
Other accrued liabilities	307	112

Total current liabilities	6,557	7,516
Deferred revenue – related party, non-current	5,000	5,000

Total liabilities	11,557	12,516

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 25,045,765 at March 31, 2016 and December 31, 2015; issued and outstanding shares: 14,927,351 at March 31, 2016; 14,761,351 at December 31, 2015	428,858	428,591
Accumulated deficit	(413,567)	(405,481)

Total shareholders’ equity	15,291	23,110

Total liabilities and shareholders’ equity	$26,848	$35,626

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Contract revenue – related party	$—	$8,739
Grant revenue	6	29

Total revenue	6	8,768

Operating expenses:
Research and development	6,451	8,361
General and administrative	1,644	1,542
Restructuring and asset impairment	1	4

Total operating expenses	8,096	9,907

Loss from operations	(8,090)	(1,139)
Interest income	10	8
Other expense	(6)	(32)

Net loss and comprehensive loss	$(8,086)	$(1,163)

Basic and diluted net loss per common share	$(0.55)	$(0.08)

Shares used in computing basic and diluted net loss per common share	14,761	14,727

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,086)	$(1,163)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	29	77
Stock-based compensation expense	400	185
Changes in operating assets and liabilities:
Receivables	(217)	547
Prepaid and other current assets	(35)	(235)
Other assets	—	15
Accounts payable	744	(660)
Accrued compensation	(469)	(269)
Current deferred revenue	—	47
Deferred rent	(19)	(12)
Accrued liabilities	(1,249)	2,039
Accrued clinical and cost of other studies, non-current	—	49
Facility lease exit obligation	(49)	(43)

Net cash provided by (used in) operating activities	(8,951)	577

Cash flows from investing activities:
Capital expenditures	(40)	9

Net cash provided by (used in) investing activities	(40)	9

Cash flows from financing activities:
Payments of convertible notes and warrants issuance costs	(50)	—

Net cash used in financing activities	(50)	—

Net increase (decrease) in cash and cash equivalents	(9,041)	586
Cash and cash equivalents at beginning of period	31,462	47,990

Cash and cash equivalents at end of period	$22,421	$48,576

Supplemental disclosure of cash flow information:
Deferred issuance costs for planned convertible notes and warrants in accrued expenses	(83)	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. Organization, Basis of Presentation and Liquidity

Organization

Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products during the 2016 fiscal year. The Company operates as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (the “2015 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2015 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2016, the Company had an accumulated deficit of $413.6 million, working capital of $19.9 million and shareholders’ equity of $15.3 million. The Company had cash and cash equivalents of approximately $22.4 million as of March 31, 2016. Management believes that this amount, together with the proceeds from the convertible debt transaction described in Subsequent Events below, will be sufficient to meet its obligations through at least December 31, 2016. However, the Company’s business strategy will require it to raise additional capital through equity or debt financing(s), strategic transactions or otherwise, to develop and seek licensure of the Company’s investigational product candidate. In addition, the Company may decide to raise capital opportunistically.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, accruals for clinical trial expenses, assumptions for valuing options and warrants, and income taxes. Actual results could differ from these estimates.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred. The Company accounted for the partial sublease of its headquarters building as an exit activity and recorded the sublease loss in its Condensed Consolidated Statement of Operations and Comprehensive Loss (see Note 5).

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. The Company estimated its current tax exposure to be zero as it expects to be able to utilize its net operating loss carryovers (NOLs) to offset the income recognized in the quarter and year to date. The Company has updated its Section 382 analysis through December 31, 2015 and noted no additional changes since the last change in 2010.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2016, and December 31, 2015 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2016, and 2015 because the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in the Company’s 2015 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At March 31, 2016 and December 31, 2015, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at March 31, 2016 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Sublease Agreement and Lease Exit Liability

See Note 5 to the audited consolidated financial statements included in Part II, Item 8 of the 2015 Annual Report on Form 10-K for information on the sublease agreement.

The lease exit liability activity for the three months ended March 31, 2016 is as follows (in thousands):

Three Months Ended March 31, 2016
Balance at January 1, 2016	$104
Accretion expense	1
Lease payments	(50)

Balance at March 31, 2016	$55

As of March 31, 2016, all of the balance was recorded as a current liability.

6. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 6 to the audited consolidated financial statements included in Part II, Item 8 of the 2015 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a 35% shareholder and, thus, a related party of the Company.

Pursuant to the License Agreement, the Company recognized reimbursements for services performed and costs incurred related to the development of the Pulmaquin® product candidate for non-cystic fibrosis bronchiectasis from Grifols as Contract revenue – related party totaling zero and $8.7 million for the quarters ended March 31, 2016 and 2015, respectively. As of September 30, 2015, the Company has fully utilized the Grifols-funded budget of $65 million provided under the License Agreement and will not be recognizing any future revenue related to this budget. In addition, the Company has a long-term deferred revenue—related party balance of $5 million. The long term deferred revenue—related party balance consists of a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial and will be recognized as revenue upon receiving the first regulatory approval. Under the License Agreement, the Company is eligible to receive up to an additional $20 million in payments upon the achievement of regulatory filing and approval milestones.

Reimbursable costs incurred under the Grifols License Agreement in the quarters ended March 31, 2016 and 2015 are zero and $8.7 million, respectively. Research and development expenses incurred under the Grifols License Agreement for the quarters ended March 31, 2016 and 2015 are zero and $8.1 million, respectively. General and administrative expenses incurred under the Grifols License Agreement for the quarters ended March 31, 2016 and 2015 are zero and $0.6 million, respectively. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

7. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015 (in thousands):

	March 31, 2016	March 31, 2015
Costs and expenses:
Research and development	$167	$78
General and administrative	233	107

Total stock-based compensation expense	$400	$185

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2016 and 2015. Since the Company did not record a tax provision during the quarters ended March 31, 2016 and 2015, there was no recognized tax benefit associated with stock-based compensation expense.

For restricted stock awards, the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The Company retained purchase rights with respect to 166,300 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of March 31, 2016. As of March 31, 2016, there was approximately $574,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock awards which are expected to be recognized over a weighted average period of 2.79 years.

Stock Option Plans: 2005 Equity Incentive Plan (the “2005 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”)

On March 13, 2015 the Board adopted and, on May 14, 2015 the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaces the Company’s 2005 Plan which expired in March 2015. The 2015 Plan is intended to promote our long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. The Company did not request that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan, rather, the remaining shares authorized under the 2005 Plan are available for issuance under the 2015 Plan.

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the three months ended March 31, 2016:

Shares Available for Future Grant
Balance at January 1, 2016	252,725
Options granted	(216,000)
Options cancelled	2,670

Balance at March 31, 2016	39,395

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	947,142	$11.40
Options granted	50,000	$4.01
Options cancelled	(2,670)	$88.64

Outstanding at March 31, 2016	994,472	$10.82	7.77	$21,720

Exercisable at March 31, 2016	406,004	$15.13	6.53	$830

No stock options were exercised during the three months ended March 31, 2016. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $2,065,000 as of March 31, 2016. This amount will be recognized over a weighted average period of 2.02 years.

8. Net Loss and Comprehensive Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted-average number of shares of common stock outstanding for the three months ended March 31, 2016 and 2015.

The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2016 and 2015, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2016	2015
Outstanding stock options	995	738
Restricted stock	166	—
Unvested restricted stock units	10	10

9. Subsequent Events

On April 21, 2016, the Company entered into a securities purchase agreement in connection with the private placement of $23 million aggregate principal amount of its senior convertible notes due 2021 and related warrants to purchase 263,436 shares of the Company’s common stock and completed its first closing whereby the Company issued $20 million of the notes and warrants. The notes bear interest at a rate of 9% per annum, payable semi-annually in arrears, and mature on May 1, 2021. The initial conversion price of the notes is $5.21 per share of common stock, equivalent to an initial conversion rate of 191.9386 shares of common stock per $1,000 aggregate principal amount of notes. The warrants are exercisable at an exercise price of $5.21 per share beginning on the later of 180 days after the date of issuance or the date the Company issues a press release announcing data related to the ORBIT-3 and ORBIT-4 Phase 3 pivotal clinical trials for the Company’s investigational product Pulmaquin inhaled ciprofloxacin. The second closing is expected to occur after the Company’s resale registration statement on Form S-1 relating to the notes and warrants issued in connection with the private placement has been declared effective by the Securities and Exchange Commission, subject to customary closing conditions.

The net proceeds from the sale of the $23 million aggregate principal amount of the notes and the warrants, after deducting fees and expenses, are expected to be approximately $20.7 million. The Company deposited $1.8 million of the net proceeds into an escrow account at the first closing and intends to deposit $270,000 at the second closing to fund, when due, the first two scheduled semi-annual interest payments on the notes. The Company intends to use the remaining net proceeds to fund the current clinical development and regulatory submission for licensure of Pulmaquin and for general corporate purposes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, our ability to maintain our collaboration agreement with Grifols, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q.

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

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Pulmaquin (ARD-3150) and Lipoquin (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases cystic fibrosis (CF) and non-cystic fibrosis bronchiectasis (BE). The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Pulmaquin uses the slow release liposomal formulation (Lipoquin) mixed with a small amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Pulmaquin as a Qualified Infectious Disease Product (QIDP). The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Pulmaquin eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Pulmaquin for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. In March 2016, we announced that the European Medicines Agency (EMA) had approved our request to review Pulmaquin under the Centralised Authorisation Procedure drug review process; this procedure results in a single marketing authorization that is valid in all 28 European Union countries, as well as three European Economic Area countries. We requested, and were granted, the centralized pathway on the basis that Pulmaquin represents a significant technical innovation for the potential treatment of non-cystic fibrosis bronchiectasis associated with chronic Pseudomonas aeruginosa infection.

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

We are seeking collaborations to further develop and commercialize this product.

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

Grifols Collaboration Transaction

See Note 6 to the audited consolidated financial statements included in Item 8 of our 2015 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction.

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

Royalty revenue may be earned in the future under the Grifols License Agreement. We recognize royalty revenue when the amounts can be determined and when collectability is probable. We anticipate recognizing revenue from quarterly royalty payments one quarter in arrears since we believe that we will not be able to determine quarterly royalty earnings until we receive our royalty statements from collaboration partners.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2016 and December 31, 2015, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the Employee Stock Purchase Plan (“ESPP”). ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three months ended March 31, 2016 and 2015

Our net loss increased by $6.9 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase in net loss resulted primarily from a decrease in the reimbursement of Pulmaquin non-cystic fibrosis bronchiectasis project-related expenses as we have utilized the full amount of the $65 million of the Grifols-funded budget provided under the License Agreement for the non-cystic fibrosis bronchiectasis program, offset by a decrease in our operating expenses related to the Pulmaquin bronchiectasis program.

Total revenue was $6,000 for the three months ended March 31, 2016 as compared with $8.8 million in the comparable period in 2015. For the three months ended March 31, 2016 and 2015, we recorded zero and $8.7 million, respectively, under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed. Contract revenue-related party was zero for the quarter ended March 31, 2016 as we have fully utilized the $65 million of the Grifols-funded budget provided under the License Agreement for the Pulmaquin non-cystic fibrosis bronchiectasis program.

Operating expenses were $8.1 million for the three months ended March 31, 2016, which represented a $1.8 million decrease from the prior period ended March 31, 2015. Research and development expenses decreased $1.9 million and general and administrative costs increased by $0.1 million. The decrease in research and development expenses was due to lower contract manufacturing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the enrollment activities of the Pulmaquin Phase 3 clinical trials are complete, offset by higher employee-related expenses due to the higher number of employees and higher consulting expenses in support of the Pulmaquin bronchiectasis regulatory process towards US and EU approvals for market authorization. General and administrative costs were higher primarily due to increased non-cash stock compensation expense and slightly higher legal expense.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $22.4 million and total working capital of $19.9 million. We assess our liquidity primarily by the amount of our cash and cash equivalents less our current liabilities. We believe that this amount, together with the proceeds from the convertible debt transaction described in Note 9 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, will be sufficient to meet our obligations through at least December 31, 2016. However, our business strategy will require us to raise additional capital through equity or debt financing(s), strategic transactions or otherwise, to further develop and seek licensure of our Pulmaquin investigational product candidate for non-cystic fibrosis bronchiectasis or other potential product candidates. In addition, we may decide to raise capital opportunistically.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings and convertible debt, and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. In 2015, we utilized the full $65 million of the Grifols-funded budget provided under the License Agreement for the non-cystic fibrosis bronchiectasis program. At March 31, 2016, we had an accumulated deficit of $413.6 million and shareholders’ equity of $15.3 million.

Three months ended March 31, 2016

Total cash and cash equivalents decreased by $9.0 million for the three months ended March 31, 2016, as compared to December 31, 2015. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Pulmaquin program. The cash and cash equivalents balance at March 31, 2016 does not include any proceeds from the convertible debt transaction described in Note 10 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2015

Total cash and cash equivalents increased by $0.6 million for the three months ended March 31, 2015, as compared to December 31, 2014. The increase reflects the payment from Grifols for reimbursable Pulmaquin program expenses.

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

We are a development-stage company and our ability to generate revenue and become profitable depends on our ability to successfully complete the development of our product candidates. All of our potential products are in research or development, and we will need to raise additional capital prior to approval and commercialization of our leading product candidate Pulmaquin. Our potential drug products require extensive research and development, including pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective, or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities with quality systems acceptable to the regulatory authorities at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense.

Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity financings, debt financings, corporate alliances, joint ventures or licensing agreements. We may sell additional equity or debt securities to fund our operations, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2016, we have an accumulated deficit of approximately $413.6 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

Regulatory authorities have requested toxicology studies in our lead program with Pulmaquin for non-cystic fibrosis bronchiectasis (BE). Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval or marketing of Pulmaquin for BE.

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development and approval, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin. This study is currently underway. A 9 month inhalation safety study in dogs may also be needed to support approval for marketing this product for BE in the U.S. and the EU. We have taken the initiative to conduct this study. Although this study has been completed and the final audited study report has been submitted to the FDA, we do not know if the FDA or EU regulatory authorities will require further toxicology studies. Longer term animal safety studies may produce toxicity findings that were not found in shorter, earlier studies, which could prevent commercialization of Pulmaquin or could necessitate the conduct of further animal safety studies, leading to delays and additional costs. Toxicology findings from animal studies may also be the reason for more extensive safety monitoring in humans.

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

We are in the early stages of development for our inhaled nicotine product for smoking cessation and commercialization of this product cannot be assured.

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product. The regulatory environment for inhaled nicotine products is evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with commercial product-manufacturing or selling. There is no guarantee that we will be able to find an entity interested in manufacturing and commercializing our inhaled nicotine product.

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

We may infringe on the intellectual property rights of others, and any litigation could force us to stop selling potential products and could be costly, divert management attention and harm our business.

We must be able to commercialize products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us to use our technologies or commercialize products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues.

If we are required to defend ourselves in a lawsuit, we could incur substantial costs and the lawsuit could divert management’s attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all, or we could incur significant expenses in royalty payments to a licensor.

Periodically, we review publicly available information regarding the development efforts of others in order to determine whether these efforts may violate our proprietary rights. We may determine that litigation is necessary to enforce our proprietary rights against others. Such litigation could result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

Furthermore, patents already issued to us or our pending patent applications may become subject to dispute, and any disputes could be resolved against us. In addition, patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance and patent applications in certain other countries generally are not published until more than 18 months after they are first filed. Publication of discoveries in scientific or patent literature often lags behind actual discoveries, therefore, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer HealthCare. While the FDA has granted orphan drug designation for our liposomal ciprofloxacin product candidate and the designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval, our ability to launch our product in the United States could be blocked if another similar product developed by our competitors is approved by the FDA for the same indication before our product, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer HealthCare is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF. We are aware that Bayer has completed one Phase 3 clinical trial and is currently conducting one Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-cystic fibrosis bronchiectasis patients in several countries. Bayer and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

We lease office and laboratory space in an office building at 3929 Point Eden Way, California, which is scheduled to expire in March of 2017. Due to the competitive commercial real estate market in Silicon Valley, we may not be able to secure a new facility lease on terms commercially favorable for us. In addition, the relocation of our current corporate headquarters could be disruptive to our business operations, result in increased expenses, hinder our ability to attract and retain qualified personnel, and may also cause employee turnover if the commute time for our headquartered employees is significantly increased.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal 2016 and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. However, our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifol’s ownership of a significant amount of our outstanding common stock, conflicts of interest may arise between us and Grifols from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our board of directors. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to us and our other shareholders. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

Our principal shareholders own a large percentage of our common stock and will be able to exert a significant control over matters submitted to our shareholders for approval.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, control in excess of a majority of our outstanding common stock. These two shareholders purchased most of the notes and related warrants described in Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(9)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

4.2(1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.

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

ARADIGM CORPORATION

/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(9)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

4.2(1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.