Form 10-K/A
period 2015-12-31
ARADIGM CORP
filed 2016-05-11
CIK 1013238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 30, 2016, or the Original Filing, and amended on May 9, 2016, or Amendment No. 1, by Aradigm Corporation, a California corporation. This Amendment is being filed solely for the purpose of correcting typographical errors in the certifications of the registrant’s chief executive officer and chief financial officer filed with Amendment No. 1. The corrected certifications, filed as Exhibits 31.3 and 31.4 with this Amendment No. 2, supersede Exhibits 31.1 and 31.2 as initially filed with Amendment No. 1.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing and Amendment No. 1. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made at the time of the Original Filing and Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 10th day of May 2016.

ARADIGM CORPORATION

By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

Date: May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.3	Section 302 Certification of the Chief Executive Officer.

31.4	Section 302 Certification of the Chief Financial Officer.

31.5	Section 302 Certification of the Chief Executive Officer.

31.6	Section 302 Certification of the Chief Financial Officer.

4