Form 10-Q
period 2016-06-30
ARADIGM CORP
filed 2016-08-11
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 8, 2016)
Common	14,943,542

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016 (Unaudited)	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,213	$31,462
Restricted cash	1,800	—
Receivables	330	150
Prepaid and other current assets	2,332	3,634

Total current assets	35,675	35,246
Property and equipment, net	282	299
Other assets	81	81

Total assets	$36,038	$35,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,151	$1,789
Accrued clinical and cost of other studies	2,346	4,315
Accrued compensation	1,021	1,159
Deferred rent	—	37
Facility lease exit obligation	4	104
Other accrued liabilities	696	112

Total current liabilities	5,218	7,516
Deferred revenue – related party, non-current	5,000	5,000
Convertible debt – related party, net of discount	10,292	—

Total liabilities	20,510	12,516

Commitments and contingencies Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at June 30, 2016 and 25,045,765 at December 31, 2015; issued and outstanding shares: 14,943,542 at June 30, 2016; 14,761,351 at December 31, 2015	437,824	428,591
Accumulated deficit	(422,296)	(405,481)

Total shareholders’ equity	15,528	23,110

Total liabilities and shareholders’ equity	$36,038	$35,626

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Contract revenue – related party	$—	$9,927	$—	$18,666
Grant revenue	14	25	20	54

Total revenue	14	9,952	20	18,720

Operating expenses:
Research and development	6,235	9,754	12,686	18,115
General and administrative	1,385	1,339	3,029	2,881
Restructuring and asset impairment	1	3	2	7

Total operating expenses	7,621	11,096	15,717	21,003

Loss from operations	(7,607)	(1,144)	(15,697)	(2,283)
Interest income	26	7	36	15
Interest expense	(577)	—	(577)	—
Other expense	(571)	(8)	(577)	(40)

Net loss and comprehensive loss	$(8,729)	$(1,145)	$(16,815)	$(2,308)

Comprehensive loss	$(8,729)	$(1,145)	$(16,815)	$(2,308)

Basic and diluted net loss per common share	$(0.59)	$(0.08)	$(1.14)	$(0.16)

Shares used in computing basic and diluted net loss per common share	14,778	14,749	14,769	14,738

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,815)	$(2,308)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	57	149
Stock-based compensation expense	800	442
Amortization of convertible debt discount	252	—
Financing costs, derivative liability and warrant	936
Change in value of derivative liability	(386)	—
Changes in operating assets and liabilities:
Receivables	(180)	618
Prepaid and other current assets	1,302	27
Other assets	—	30
Accounts payable	(638)	312
Accrued compensation	(138)	18
Current deferred revenue – related party	—	85
Accrued liabilities	(1,649)	1,505
Deferred rent	(37)	(24)
Accrued clinical and cost of other studies, non-current	—	109
Facility lease exit obligation	(100)	(87)

Net cash (used in) provided by operating activities	(16,596)	876

Cash flows from investing activities:
Transfer to restricted cash	(1,800)
Capital expenditures	(40)	—

Net cash used in investing activities	(1,840)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt – related party	20,000	—
Proceeds from issuance of common stock	60	121
Payments for debt issuance costs	(1,873)	—

Net cash provided by financing activities	18,187	121

Net decrease (increase) in cash and cash equivalents	(249)	997
Cash and cash equivalents at beginning of period	31,462	47,990

Cash and cash equivalents at end of period	$31,213	$48,987

Non-cash disclosures of financing activities:
Reclassification of derivative liability to equity	8,362	—
Reclassification of warrants to equity	11	—
Accrued financing costs	264

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2016, the Company had an accumulated deficit of $422.3 million, working capital of $30.5 million and shareholders’ equity of $15.5 million. The Company had cash and cash equivalents of approximately $31.2 million as of June 30, 2016. Management believes that this amount, together with the proceeds from the second closing of the convertible debt transaction described in Note 7 and Note 11 below, will be sufficient to meet its obligations through at least December 31, 2016. However, the Company’s business strategy will require it to raise additional capital through equity or debt financing(s), strategic transactions or otherwise, to develop and seek regulatory approval of the Company’s investigational product candidate. In addition, the Company may decide to raise capital opportunistically.

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

Restricted Cash

The Company classifies transfers to the restricted cash balance in the statement of cash flows based on the nature of the restriction. At June 30, 2016, the Company has $1.8 million in restricted cash held in an interest bearing escrow account for the purpose of making future interest payments on the Convertible Notes, see Note 7. The Company is required to maintain such deposits sufficient to pay all required payments of interest through May 1, 2017.

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

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Warrants Issued in Connection with Financings

For warrants where there is a possibility that the Company may have to settle the warrants in cash, the Company records the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants have been determined using the Black Scholes Merton Option Pricing valuation model (the “Black-Scholes Model”). The Black-Scholes Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2016, and December 31, 2015 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and six months ended June 30, 2016, and 2015 because the inclusion of such shares would have had an anti-dilutive effect.

Comprehensive Income (Loss)

Comprehensive loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ equity. Comprehensive loss for the periods presented was comprised solely of the Company’s consolidated net loss. There were no changes in equity that were excluded from the Company’s consolidated net loss for all periods presented.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in the Company’s 2015 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At June 30, 2016 and December 31, 2015, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at June 30, 2016 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Sublease Agreement and Lease Exit Liability

See Note 5 to the audited consolidated financial statements included in Part II, Item 8 of the 2015 Annual Report on Form 10-K for information on the sublease agreement.

The lease exit liability activity for the six months ended June 30, 2016 is as follows (in thousands):

Six Months Ended June 30, 2016
Balance at January 1, 2016	$104
Accretion expense	1
Lease payments	(101)

Balance at June 30, 2016	$4

As of June 30, 2016, all of the balance was recorded as a current liability.

6. Other Accrued Liabilities

At June 30, 2016, other accrued liabilities consisted of accrued expenses for interest of $325,000, expenses for services of $316,000 and payroll withholding liabilities of $55,000. At June 30, 2015, other accrued liabilities consisted of accrued expenses for services of $56,000 and payroll withholding liabilities of $56,000. The liability for accrued interest of $325,000 is related to the Convertible Notes as outlined in Note 7 and represents the interest on the Convertible Notes that is accrued but unpaid as of June 30, 2016.

7. Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering (the “Convertible Note Financing”) consisting of $23 million aggregate principal amount of its 9% senior convertible notes convertible into shares of common stock (the “Convertible Notes”) and 263,436 warrants to purchase shares of the Company’s common stock (the “Warrants”). The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted.

The Convertible Notes are senior unsecured and unsubordinated obligations; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated and are effectively subordinated in right of payment to the Company’s existing and future secured indebtedness.

The Convertible Notes are initially convertible into the Company’s common stock at a conversion rate of 191.9386 shares of common stock per $1,000 principal amount of Convertible Notes, representing an initial effective conversion price of $5.21 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Convertible Notes, dated April 25, 2016 between the Company and U.S. Bank National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. Upon conversion of a Convertible Note, the Company will settle the conversion obligation in common stock equal to the conversion rate, together with a cash payment, if applicable.

The Convertible Notes are convertible at the option of the holders at any time prior to April 29, 2021, except that, prior to shareholder approval of the issuance of the Convertible Notes, the Warrants and the underlying shares (“Shareholder Approval”), in the event that the aggregate number of shares of common stock issuable to the holders at any time would exceed 19.99% of the total number of shares of common stock outstanding on April 20, 2016 (the “Conversion Share Cap”), the number of shares issued in any such conversion would be capped at the Conversion Share Cap of 25.9476 shares per $1,000 principal amount of Convertible Notes. Shareholder approval was obtained on June 9, 2016 at which point the Conversion Share Cap was no longer applicable.

Holders of the Convertible Notes who convert their Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate during a specified period following the effective date of the make-whole fundamental change. In addition, upon the occurrence of a fundamental change prior to the maturity date of the Convertible Notes, as defined in the Indenture, holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued but unpaid interest to, but excluding, the fundamental change purchase date.

On or after December 1, 2017, the Company may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of the Company’s common stock is at any time equal to or greater than 200% of the conversion price then in effect for at least twenty trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture provides for customary events of default which may result in the acceleration of the maturity of the Notes, including, but not limited to, cross acceleration to certain other indebtedness of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare all of the Convertible Notes to be due and payable immediately.

The Warrants have a five-year term and are exercisable at $5.21 per share of common stock. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders. The Warrants are exercisable commencing on the later of October 25, 2016 and the date of the public release of top line data related to the conclusion of the ORBIT-3 and ORBIT-4 Phase 3 pivotal clinical trials for the Company’s investigational product Pulmaquin® inhaled ciprofloxacin. If, at any time from and after October 25, 2016, the daily volume-weighted average price of the shares of the Company’s common stock for each of ten consecutive trading days exceeds 150% of the Exercise Price, the Company will have the right to call all or a portion of the Warrants for redemption upon twenty business days prior notice to the holders, at a redemption price of $0.01 per Warrant; provided that the holders of the Warrants may elect to exercise their Warrants upon receipt of any redemption notice from the Company.

In accounting for the Convertible Notes and Warrants, the Company bifurcated a derivative liability from the debt host and discounted the Convertible Notes for the estimated fair value of the conversion feature and the freestanding Warrants issued in connection with the Convertible Notes. The liability components were measured by estimating their fair value as of the commitment date. On June 9, 2016, the Company obtained Shareholder Approval, at which point the Conversion Share Cap was lifted. As a result, the bifurcated derivative and warrant liability met the equity classification criteria under ASC 815-40-25 and the liabilities were remeasured at fair value on June 9, 2016 and reclassified to permanent equity. The equity component will not be remeasured in subsequent periods provided that the component continues to meet the conditions necessary for equity classification. The excess of the aggregate face value of the Convertible Notes over the estimated fair value of the liability components is recognized as a debt discount which will be amortized over the term of the Convertible Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million $19.9 million was financed by Grifols, a related party to the Company, see Note 8. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The Company deposited $1.8 million of the net proceeds into an escrow account after the initial closing to fund, when due, the first two scheduled semi-annual interest payments on the notes. The effective interest rate of the liability component was equal to 22.9% for the three and six months ended June 30, 2016.

The financing costs of $2.1 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrant liability and Convertible Note components based on their relative fair values. At June 30, 2016, financing costs of $1.9 million were paid and financing costs of $264,000 were recorded in other accrued liabilities. Financing costs of $1.2 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. Financing costs of $936,000 allocated to derivative and Warrant liability components were expensed as financing costs and are included in other expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The derivative and warrant liabilities are measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the derivative and Warrants as of June 9, 2016 and April 21, 2016:

	June 9, 2016	April 21, 2016
Fair value of underlying stock – per share	$4.48	$4.55
Risk-free interest rate	1.20%	1.35%
Expected life (years)	4.9	5
Expected volatility	73.16%	73.95%
Dividend yield	0.0%	0.0%

The following table summarizes the activity in the derivative liability and the warrant liability for the three months ended June 30, 2016:

	Three Months Ended June 30, 2016
	(in thousands)
	Fair Value March 31, 2016	Fair Value of Instruments Issued	Change in Fair value	Reclassifications to Equity	Fair Value June 30, 2016
Derivative liability	$—	$8,748	$(386)	$(8,362)	$—
Warrant liability	—	11	—	(11)	—

Total	$—	$8,759	$(386)	$(8,373)	$—

For the three and six months ended June 30, 2016, the Company recognized a gain of $386,000 and $500 on the derivative and warrant liabilities, respectively, related to the change in fair value from the date of commitment to the date the instruments met the equity classification criteria on June 9, 2016 at which point $8.4 million was reclassified from liabilities to equity. The gain has been recorded in other expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of June 30, 2016, the Convertible Notes consisted of the following:

June 30, 2016
(in thousands, except conversion rate and conversion price)
Principal value	$20,000
Unamortized debt discount	(8,537)
Unamortized debt issuance costs	(1,171)

Carrying value of the convertible notes	$10,292
Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three and six months ended June 30, 2016, the Company recognized interest expense associated with its Convertible Notes as follows:

Three and Six months ended June 30, 2016
(in thousands)
Cash Interest Expense
Coupon interest expense	$325
Noncash Interest Expense
Amortization of debt discount	222
Amortization of transaction costs	30

$577

As of June 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 4.84 years. The if converted value as of June 30, 2016 does not exceed the principal balance of the Convertible Notes. Accrued interest payable at June 30, 2016 is $325,000 and is included in other accrued liabilities.

8. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 6 to the audited consolidated financial statements included in Part II, Item 8 of the 2015 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a related party of the Company.

Pursuant to the License Agreement, the Company recognized reimbursements for services performed and costs incurred related to the development of the Pulmaquin® product candidate for non-cystic bronchiectasis from Grifols as Contract revenue – related party totaling zero and $9.9 million for the three months ended June 30, 2016 and 2015 respectively. During the six months ended June 30, 2016 and 2015 respectively, the Company recognized zero and $18.7 million in contract revenue - related party for services performed and costs incurred. As of September 30, 2015, the Company had fully utilized the Grifols-funded budget of $65 million provided under the License Agreement and will not be recognizing any future revenue related to this budget. In addition, the Company has a long-term deferred revenue - related party balance of $5 million. The long term deferred revenue - related party balance consists of a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial that will be recognized as revenue upon receiving the first regulatory approval. Under the License Agreement, the Company is eligible to receive up to an additional $20 million in payments upon the achievement of regulatory filing and approval milestones.

Reimbursable costs incurred under the Grifols License Agreement in the quarters ended June 30, 2016 and 2015 are zero and $9.9 million, respectively. Costs incurred under the Grifols License Agreement for the six months ended June 30, 2016 and 2015 are zero and $18.7 million, respectively. Research and development expenses incurred under the Grifols License Agreement for the three and six months ended June 30, 2015, were $9.4 and $17.5 million, respectively. General and administrative expenses incurred under the Grifols License Agreement for the three and six months ended June 30, 2015, were $0.6 and $1.2 million, respectively. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

9. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs and expenses:
Research and development	$207	$139	$374	$217
General and administrative	193	118	426	225

Total stock-based compensation expense	$400	$257	$800	$442

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2016 and 2015. Since the Company did not record a tax provision during the quarters ended June 30, 2016 and 2015, there was no recognized tax benefit associated with stock-based compensation expense.

In March 2016, the Company granted to the officers certain stock option bonus grants, (contingent upon shareholder approval which was received in June 2016) whose vesting is dependent upon meeting certain specified company-wide performance goals. These options were granted at-the-money, contingently vest upon achievement of performance goals, and have contractual lives of ten years.

Stock Option Plans: 2005 Equity Incentive Plan (the “2005 Plan”), and 2015 Equity Incentive Plan (the “2015” Plan)

On March 13, 2015 the Board adopted and, on May 14, 2015 the Company’s shareholders approved, the 2015 Plan. The 2015 Plan replaces the Company’s 2005 Plan, which expired in March 2015. The 2015 Plan is intended to promote our long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. The Company did not request that shareholders authorize any new shares of Common Stock in connection with the approval of the 2015 Plan; rather, the shares authorized for issuance under the 2005 Plan were available for issuance under the 2015 Plan. In March 2016, the Company’s Board of Directors amended, and in June 2016 the Company’s shareholders approved, the amendment to the 2015 Plan increasing the shares of common stock authorized for issuance by 2,400,000 shares.

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the six months ended June 30, 2016:

Shares Available for Future Grant
Balance at January 1, 2016	252,725
Increase in authorized shares	2,400,000
Options granted	(707,823)
Options cancelled	10,616
Awards granted	(166,000)

Balance at June 30, 2016	1,789,518

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	947,142	$11.40
Options granted	707,823	$4.10
Options cancelled	(10,616)	$73.79

Outstanding at June 30, 2016	1,644,349	$7.85	8.45	$199,720

Exercisable at June 30, 2016	464,966	$13.06	6.75	$1,708

During the six months ended June 30, 2016, zero stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $2.0 million as of June 30, 2016. This amount will be recognized over a weighted average period of 1.39 years.

A summary of the Company’s unvested restricted stock award activities as of June 30, 2016 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	300	$57.60
Restricted shares granted	166,000	$3.87
Restricted share awards vested	(4,687)	$4.04

Balance at June 30, 2016	161,613	$3.97

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The Company retained purchase rights with respect to 162,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of June 30, 2016. As of June 30, 2016, there was approximately $515,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 2.51 years.

10. Net Loss and Comprehensive Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restrictive are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the six months ending June 30, 2016 and 2015.

The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2016 and 2015, as their effect would be anti-dilutive (in thousands):

	Six months ended June 30,
	2016	2015
Common shares underlying convertible notes	3,839	—
Outstanding stock options	1,644	885
Unvested restricted stock	162	—
Unvested restricted stock units	10	10

11. Subsequent Events

On July 14, 2016, the Company completed the second closing of its Convertible Note Financing. See Note 7 for information on the first closing of the Convertible Note Financing. The second closing occurred after the Company’s resale registration statement on Form S-1 relating to the Convertible Notes and the Warrants issued in connection with the private placement was declared effective by the Securities and Exchange Commission. The Company issued $3 million of the Convertible Notes and the Warrants in the second closing. The initial conversion price of the Convertible Notes is $5.21 per share of common stock, equivalent to an initial conversion rate of 191.9386 shares of common stock per $1,000 aggregate principal amount of notes. The Warrants are exercisable at an exercise price of $5.21 per share beginning on the later of 180 days after the date of issuance or the date the Company issues a press release announcing data related to the ORBIT-3 and ORBIT-4 Phase 3 pivotal clinical trials for the Company’s investigational product Pulmaquin inhaled ciprofloxacin. The Company deposited $215,250 of the net proceeds into an escrow account to fund, when due, the first two scheduled semi-annual interest payments on the notes. The Company intends to use the remaining net proceeds to fund the current clinical development and regulatory submission for licensure of Pulmaquin and for general corporate purposes.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 and as amended by the Form 10-K/A filed with the SEC on May 9, 2016, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q.

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

We have been issued seven U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted 39 patents for our inhaled ciprofloxacin formulations in geographies outside the U.S. We are currently fully enrolled and dosing patients in two Phase 3 clinical trials with Pulmaquin in BE.

In order to expedite anticipated time to market and increase our market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with an FDA-approved nebulizer system.

The ongoing Phase 3 clinical program for Pulmaquin in BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Each trial has enrolled patients (278 in ORBIT-3 and 304 in ORBIT-4) into a 48 week double blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration, including the double blind-period, of approximately one year). The superiority of Pulmaquin versus placebo during the double blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in quality of life measures. Lung function is being monitored as a safety indicator.

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

Critical Accounting Policies and Estimates

We consider certain accounting policies related to convertible instruments, warrants issued in connection with financings, revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Convertible Instruments

Convertible instruments consist of convertible notes. We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations. Convertible instruments are reassessed on an ongoing basis to determine whether they continue to meet the criteria for liability classification or whether the instrument should be reclassified in shareholders’ equity.

Warrants Issued in Connection with Financings

We have issued warrants in connection with our convertible notes. For warrants where there is a possibility that we may have to settle the warrants in cash, we record the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants have been determined using the Black Scholes Merton Option Pricing valuation model (the “Black-Scholes Model”). The Black-Scholes Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on our part. The warrants that have been issued in connection with our convertible notes are reassessed on an ongoing basis to determine whether liability classification continues to be appropriate. When the equity classification criteria are met, the warrants are reclassified in shareholders’ equity where they are no longer marked-to market.

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

Collaborative license and development agreements often require us to provide multiple deliverables, such as a license, research and development, product steering committee services and other performance obligations. These agreements are accounted for in accordance with ASC 605-25. Under this standard, delivered items are evaluated to determine whether such items: 1) have value to our collaborators on a stand-alone basis and 2) if the item includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2016 and December 31, 2015, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three and six months ended June 30, 2016 and 2015

Our net loss increased by $7.6 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015 and increased by $14.5 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. For both time periods the increase in the net loss primarily resulted from a decrease in the reimbursement of Pulmaquin non-cystic fibrosis bronchiectasis project-related expenses as we have utilized the full amount of the $65 million of the Grifols-funded budget provided under the License Agreement for the non-cystic fibrosis bronchiectasis program and an increase in interest expense and other expenses related to the Convertible Note Financing that occurred in April 2016, offset by a decrease in our operating expenses related to the Pulmaquin bronchiectasis program.

Total revenue was $14,000 for the three months ended June 30, 2016 as compared with $10.0 million in the comparable period in 2015. For the three months ended June 30, 2016 and 2015, we recorded zero and $9.9 million, respectively, under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed. Total revenue was $20,000 for the six months ended June 30, 2016 as compared with $18.7 million in the comparable period in 2016. For the six months ended June 30, 2016 we recorded zero and $18.7 million, respectively under the Grifols agreement. Contract revenue—related party was zero for both the three and six months ended June 30, 2016 as we have fully utilized the $65 million of the Grifols-funded budget provided under the License Agreement for the Pulmaquin non-cystic fibrosis bronchiectasis program.

Operating expenses were $7.6 million for the three months ended June 30, 2016, which represented a $3.5 million decrease from the three months ended June 30, 2015. Research and development expenses decreased $3.5 million as compared with the three months ended June 30, 2015. The decrease in research and development expenses was due to lower contract manufacturing, contract testing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the enrollment activities of the Pulmaquin Phase 3 clinical trials are complete, offset by higher employee-related expenses due to the higher number of employees and higher consulting expenses in support of the Pulmaquin bronchiectasis regulatory process for US and EU approvals for market authorization.

Operating expenses were approximately $15.7 million for the six months ended June 30, 2016, which represented a $5.3 million decrease from the six months ended June 30, 2015. Research and development expenses decreased approximately $5.4 million and general and administrative expenses increased approximately $0.1 million. The decrease in research and development expenses was due to lower contract manufacturing, contract testing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the enrollment activities of the Pulmaquin Phase 3 clinical trials are complete, offset by higher employee-related expenses due to the higher number of employees and higher consulting expenses in support of the Pulmaquin bronchiectasis regulatory process for US and EU approvals for market authorization. General and administrative costs were higher primarily due to increased non-cash stock compensation expense.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of approximately $31.2 million and total working capital of approximately $30.5 million. We assess our liquidity primarily by the amount of our cash and cash equivalents less our current liabilities. We believe that this amount together with the proceeds from the second closing of the Convertible Note Financing will be sufficient to enable us to fund our operations through at least December 31, 2016.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings and convertible debt, the milestone and royalty payments associated with the sale of certain assets and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2016, we had an accumulated deficit of approximately $422.3 million and shareholders’ equity of approximately $15.5 million.

Our business strategy will require us to raise additional capital through equity or debt financing(s), strategic transactions or otherwise. Such additional funding is necessary to continue to develop our potential product candidates. In addition we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all when needed. If we are unable to obtain additional funds when required, we may be forced to delay or restrict all or a portion of our research and development programs or dispose of assets or technology.

Six months ended June 30, 2016

Total cash and cash equivalents decreased by approximately $250,000 for the six months ended June 30, 2016, compared to December 31, 2015. The decrease reflects cash used in operating activities totaling $16.6 million and cash used in investing activities totalling $1.8 million during the six months ended June 30, 2016. The cash burn from operating and investing activities was offset by the receipt $18.1 million in net proceeds from the first closing of the Convertible Note Financing.

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

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part 1, Item 1A, “Risk Factors” of the 2015 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2015 Annual Report on Form 10-K.

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

Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity financings, debt financings, corporate alliances, joint ventures or licensing agreements. We may sell additional equity or debt securities to fund our operations, which would result in dilution to all of our shareholders or impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2016, we have an accumulated deficit of approximately $422.3 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols, which includes reimbursement of the majority of development expenses associated with our Pulmaquin program, has resulted in reduced operating expenses and capital expenditures, we expect to continue to incur losses for the foreseeable future as we:

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

**We may infringe on the intellectual property rights of others, and any litigation could force us to stop selling potential products and could be costly, divert management attention and harm our business.

We must be able to commercialize products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us or our collaborator Grifols to use our technologies or commercialize products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues.

If we or our collaborator Grifols are required to defend an infringement lawsuit, we could incur substantial costs and the lawsuit could divert management’s attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all, or we could incur significant expenses in royalty payments to a licensor.

Periodically, we review publicly available information regarding the development efforts of others in order to determine whether these efforts may violate our proprietary rights. We may determine that litigation is necessary to enforce our proprietary rights against others. Such litigation could result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

Furthermore, patents already issued to us or our pending patent applications may become subject to dispute, and any disputes could be resolved against us. In addition, patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance and patent applications in certain other countries generally are not published until more than 18 months after they are first filed. Publication of discoveries in scientific or patent literature often lags behind actual discoveries, therefore, we cannot be certain that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications on such inventions. For example, we are aware that a patent recently issued in the U.S. assigned to Insmed Incorporated with claims covering methods of treatment with quinolone antibiotics, which includes ciprofloxacin, against pulmonary infections.

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

While the preliminary development work and early testing of the commercial potential of this direct-to-consumer product have been favorable, there are many significant issues that are unresolved and could severely limit the commercial potential of this product. The regulatory environment for inhaled nicotine products is evolving and the resolution of any necessary regulatory approvals is uncertain at this time. Smokers’ acceptance of this product for use in smoking cessation is unknown. Competition for our product exists from currently marketed smoking cessation products, such as nicotine replacement products, as well as from electronic cigarettes. In order to commercialize this product, substantial amounts of capital will be required to establish and operate a high volume manufacturing facility. We have no experience with commercial product - manufacturing or selling, There is no guarantee that we will be able to find an entity interested in manufacturing and commercializing our inhaled nicotine product.

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

We have a lease for office and laboratory space in an office building at 3929 Point Eden Way, California, which is scheduled to expire in March 2017. Due to the competitive real estate market in Silicon Valley, we may not be able to secure a new facility lease on terms commercially favorable for us. In addition, the relocation of our current corporate headquarters could be disruptive to our business operations, result in increased expenses, hinder our ability to attract and retain qualified personnel, and may also cause employee turnover if the commute time for our headquartered employees is significantly increased.

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

In addition, although our shares are currently listed by NASDAQ, we cannot assure you that we will be successful in maintaining a NASDAQ listing continuously or that we will be able to meet NASDAQ listing standards going forward. The failure to maintain the NASDAQ listing for our common stock could adversely affect the price for, and liquidity of, our common stock.

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

**Disputes may arise between Grifols and us that may be resolved in a manner unfavorable to us and our other shareholders.

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifol’s ownership of a significant amount of our outstanding common stock and a majority of our Convertible Notes, conflicts of interest may arise between us and Grifols from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our board of directors. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to us and our other shareholders. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

**Our principal shareholders own a large percentage of our common stock and will be able to exert a significant control over matters submitted to our shareholders for approval.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, control in excess of a majority of our outstanding common stock. These two shareholders purchased most of the notes and related warrants described in Notes 7 and 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (9)	Amended and Restated Bylaws of the Company, as amended.

3.13 (10)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

3.14 (11)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-K (No. 333-72037) filed on March 29, 2002.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q (No. 333-72037) filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K (No. 000-28402) filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on September 20, 2010.

(7)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q (No. 001-36480) filed on March 14, 2015.
(9)	Incorporated by reference to the Company’s Form 10-Q (No. 000-28402) filed on August 14, 1998.
(10)	Incorporated by reference to the Company’s Form 10-K (No. 001-36480) filed on March 13, 2015.
(11)	Incorporated by reference to the Company’s Form S-1/A (No. 333-211329) filed on July 7, 2016.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: August 11, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (9)	Amended and Restated Bylaws of the Company, as amended.

3.13 (10)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

3.14 (11)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-K (No. 333-72037) filed on March 29, 2002.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q (No. 333-72037) filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K (No. 000-28402) filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on February 4, 2015.

(8)	Incorporated by reference to the Company’s Form 10-Q (No. 001-36480) filed on March 14, 2015.
(9)	Incorporated by reference to the Company’s Form 10-Q (No. 000-28402) filed on August 14, 1998.
(10)	Incorporated by reference to the Company’s Form 10-K (No. 001-36480) filed on March 13, 2015.
(11)	Incorporated by reference to the Company’s Form S-1/A (No. 333-211329) filed on July 7, 2016.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.