Form 10-K/A
period 2015-12-31
ARADIGM CORP
filed 2016-08-16
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 30, 2016, or the Original Filing, and amended on May 9, 2016, or Amendment No. 1, and on May 11, 2016, or Amendment No. 2, by Aradigm Corporation, a California corporation. We are filing this Amendment to present the information required by Items 2 and 3 of Part I of Form 10-K, to amend the information in Item 9A of Part II of Form 10-K and to amend the information in Item 12 of Part III of Form 10-K.

This Amendment amends and restates in their entirety Items 2 and 3 of Part I of the Original Filing and Item 9A of Part II of the Original Filing. This Amendment also supplements the information already disclosed in Item 12 of Part III of Amendment No. 1. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, or SEC.

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

PART I

Item 2. Properties

As of December 31, 2015, we leased one building with an aggregate of 72,000 square feet office and laboratory facilities at 3929 Point Eden Way, Hayward, California. This building serves as our Corporate office and our research and development facility with a lease expiration of July 2016. In 2007, we entered into a long-term sublease with Mendel Biotechnology, Inc. (“Mendel”). The sublease with Mendel is for approximately 48,000 square feet and expires concurrently with our lease. In April 2009, we entered into an amendment to our sublease agreement with Mendel to sublease to Mendel an additional 1,550 square feet. In January 2012, Mendel waived their right to early termination of the sublease and we entered into a second amendment to the sublease for an additional approximately 3,300 square feet which commenced on April 1, 2012. The sublease with Mendel substantially reduced our net outstanding lease commitment (see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K). Our current building is expected to meet our facility requirements for the foreseeable future.

Item 3. Legal Proceedings

None.

PART II

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table summarizes our equity compensation plan information as of March 31, 2016. Information is included for the equity compensation plans approved by our shareholders. There are no equity compensation plans not approved by our shareholders.

Plan Category	Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Common Stock Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by Aradigm shareholders	1,171,078(1)	$10.82	153,688(2)
Equity compensation plans not approved by Aradigm shareholders	—	—	—

(1)	Issued pursuant to the Company’s 2005 Equity Incentive Plan and the 2015 Plan.

(2)	Shares available for future issuance includes 114,293 shares reserved under Employee Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, State of California, on the 16th day of August 2016.

ARADIGM CORPORATION

By:	/s/ Igor Gonda
Igor Gonda
President and Chief Executive Officer

Date: August 16, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.5	Section 302 Certification of the Chief Executive Officer.

31.6	Section 302 Certification of the Chief Financial Officer.