Form 10-Q
period 2016-09-30
ARADIGM CORP
filed 2016-11-10
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 8, 2016)
Common	14,951,089

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016 (Unaudited)	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,499	$31,462
Restricted cash	2,016	—
Receivables	40	150
Prepaid and other current assets	1,438	3,634

Total current assets	31,993	35,246
Property and equipment, net	278	299
Other assets	—	81

Total assets	$32,271	$35,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956	$1,789
Accrued clinical and cost of other studies	2,656	4,315
Accrued compensation	1,343	1,159
Deferred rent	—	37
Facility lease exit obligation	—	104
Other accrued liabilities	1,121	112

Total current liabilities	6,076	7,516
Deferred revenue – related party, non-current	5,000	5,000
Convertible debt, net of discount	2,172	—
Convertible debt – related party, net of discount	10,634	—

Total liabilities	23,882	12,516

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at September 30, 2016 and 25,045,765 at December 31, 2015; issued and outstanding shares: 14,943,542 at September 30, 2016; 14,761,351 at December 31, 2015	438,871	428,591
Accumulated deficit	(430,482)	(405,481)

Total shareholders’ equity	8,389	23,110

Total liabilities and shareholders’ equity	$32,271	$35,626

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Contract revenue – related party	$40	$4,671	$40	$23,337
Grant revenue	10	3	30	57

Total revenue	50	4,674	70	23,394

Operating expenses:
Research and development	5,836	8,880	18,522	26,995
General and administrative	1,460	1,320	4,489	4,201
Restructuring and asset impairment	—	2	2	9

Total operating expenses	7,296	10,202	23,013	31,205

Loss from operations	(7,246)	(5,528)	(22,943)	(7,811)
Interest income	34	7	70	22
Interest expense	(898)	—	(1,475)	—
Other expense	(76)	(28)	(653)	(68)

Net loss and comprehensive loss	$(8,186)	$(5,549)	$(25,001)	$(7,857)

Basic and diluted net loss per common share	$(0.55)	$(0.38)	$(1.69)	$(0.53)

Shares used in computing basic and diluted net loss per common share	14,782	14,751	14,774	14,743

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,001)	$(7,857)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	90	177
Stock-based compensation expense	1,185	698
Amortization of convertible debt discount and deferred transaction costs	643	—
Financing costs, derivative liability and warrants	997	—
Change in value of derivative liability	(386)	—
Changes in operating assets and liabilities:
Receivables	110	865
Prepaid and other current assets	2,196	44
Other assets	81	30
Accounts payable	(1,011)	(765)
Accrued compensation	184	305
Current deferred revenue – related party	—	(790)
Accrued liabilities	(693)	1,994
Deferred rent	(37)	(42)
Accrued clinical and cost of other studies, non-current	—	203
Deferred revenue – related party	—	(2,845)
Facility lease exit obligation	(104)	(144)

Net cash used in operating activities	(21,746)	(8,127)

Cash flows from investing activities:
Transfer to restricted cash	(2,016)	—
Capital expenditures	(69)	—

Net cash used in investing activities	(2,085)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt	3,050	—
Proceeds from issuance of convertible debt – related party	19,950	—
Proceeds from issuance of common stock	60	121
Payments for debt issuance costs	(2,192)	—

Net cash provided by financing activities	20,868	121

Net decrease in cash and cash equivalents	(2,963)	(8,006)
Cash and cash equivalents at beginning of period	31,462	47,990

Cash and cash equivalents at end of period	$28,499	$39,984

Non-cash disclosures of financing activities:
Reclassification of derivative liability to equity	8,362	—
Reclassification of warrants to equity	11	—
Debt discount from warrants	662	—
Accrued financing costs	221	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2016, the Company had an accumulated deficit of $430.5 million, working capital of $25.9 million and shareholders’ equity of $8.4 million. The Company had cash and cash equivalents of $28.5 million as of September 30, 2016. Management believes that this amount will be sufficient to meet its obligations through March 31, 2017. However, the Company’s business strategy will require it to raise additional capital through equity or debt financing(s), strategic transactions or otherwise, to develop and seek regulatory approval of the Company’s investigational product candidate. In addition, the Company may decide to raise capital opportunistically.

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

Restricted Cash

The Company classifies transfers to the restricted cash balance in the statement of cash flows based on the nature of the restriction. At September 30, 2016, the Company has $2.0 million in restricted cash held in an interest bearing escrow account for the purpose of making future interest payments on the Convertible Notes, as outlined in Note 6 below. The Company is required to maintain such deposits sufficient to pay all required payments of interest through May 1, 2017.

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with financings as a component of equity, unless there is a possibility that the Company may have to settle the warrants in cash. For warrants issued with the deemed possibility of a cash settlement, the Company records the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of warrants have been determined using the Black Scholes Merton Option Pricing valuation model (the “Black-Scholes Model”). The Black-Scholes Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

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

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 8 below for further discussion of the Company’s stock-based compensation plans.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. The Company estimated its current tax exposure to be zero as it expects to be able to utilize its net operating loss carryovers (NOLs) to offset if any, the income recognized in the quarter and year to date. The Company has updated its Section 382 analysis through December 31, 2015 and noted no additional changes since the last change in 2010.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2016, and December 31, 2015 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and nine months ended September 30, 2016, and 2015 because the inclusion of such shares would have had an anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in the Company’s 2015 Annual Report on Form 10-K that are of significance or potential significance to the Company.

3. Cash and Cash Equivalents

At September 30, 2016 and December 31, 2015, the amortized cost of the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at September 30, 2016 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At September 30, 2016, other accrued liabilities consisted of accrued expenses for interest of $832,000, expenses for services of $212,000 and payroll withholding liabilities of $77,000. The liability for accrued interest of $832,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of September 30, 2016. At December 31, 2015, other accrued liabilities consisted of accrued expenses for services of $73,000 and payroll withholding liabilities of $39,000.

6. Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering (the “Convertible Note Financing”) consisting of $23 million in aggregate principal amount of 9% senior convertible notes convertible into shares of common stock (the “Convertible Notes”) and 263,436 warrants to purchase shares of the Company’s common stock (the “Warrants”). The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted.

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

The Convertible Notes are convertible at the option of the holders at any time prior to April 29, 2021. Holders of the Convertible Notes who convert their Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate during a specified period following the effective date of the make-whole fundamental change. In addition, upon the occurrence of a fundamental change prior to the maturity date of the Convertible Notes, as defined in the Indenture, holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued but unpaid interest to, but excluding, the fundamental change purchase date.

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

In accounting for the Convertible Notes and Warrants in the first closing, the Company bifurcated a derivative liability from the debt host and discounted the Convertible Notes for the estimated fair value of the conversion feature and the freestanding Warrants issued in connection with the Convertible Notes. The liability components were measured by estimating their fair value as of the commitment date. On June 9, 2016, the Company obtained Shareholder Approval for the Convertible Notes, the Warrants and the underlying shares, at which point the Conversion Share Cap on the Convertible Notes was lifted. As a result, the bifurcated derivative and warrant liability met the equity classification criteria under ASC 815-40-25 and the liabilities were remeasured at fair value on June 9, 2016 and reclassified to permanent equity. The equity component will not be remeasured in subsequent periods provided that the component continues to meet the conditions necessary for equity classification. The excess of the aggregate face value of the Convertible Notes over the estimated fair value of the liability components is recognized as a debt discount which will be amortized over the term of the Convertible Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 7 below. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The Company deposited $1.8 million of the net proceeds into an escrow account after the initial closing to fund, when due, the first two scheduled semi-annual interest payments on the notes. The effective interest rate of the liability component was equal to 22.9% for the three and nine months ended September 30, 2016.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The Company deposited $216,000 of the net proceeds into an escrow account after the second closing to fund, when due, the first two scheduled semi-annual interest payments on the Convertible Notes. The effective interest rate of the liability component was equal to 16.24% for the three and nine months ended September 30, 2016.

The financing costs of $2.4 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrants and Convertible Note components based on their relative fair values. Financing costs of $1.4 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. For the three and nine months ended September 30, 2016, financing costs of $61,000 and $997,000, respectively, allocated to the derivative liability and Warrant components were expensed and are included in other expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

In connection with the first closing, the derivative and warrant liabilities were measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the derivative and warrant liability as of June 9, 2016 (the date of the shareholder vote) and April 21, 2016 (the date of the first closing):

	June 9, 2016	April 21, 2016
Fair value of underlying stock – per share	$4.48	$4.55
Risk-free interest rate	1.20%	1.35%
Expected life (years)	4.9	5
Expected volatility	73.16%	73.95%
Dividend yield	0.0%	0.0%

The following table summarizes the activity in the derivative liability and the warrant liability for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	(in thousands)
	Fair Value December 31, 2015	Fair Value of Instruments Issued	Change in Fair value	Reclassifications to Equity	Fair Value September 30, 2016
Derivative liability	$—	$8,748	$(386)	$(8,362)	$—
Warrant liability	—	11	—	(11)	—

Total	$—	$8,759	$(386)	$(8,373)	$—

For the nine months ended September 30, 2016, the Company recognized a gain of $386,000 and $500 on the derivative and warrant liabilities, respectively, related to the change in fair value from the date of commitment to the date the instruments met the equity classification criteria on June 9, 2016 at which point $8.4 million was reclassified from liabilities to equity. The gain has been recorded in other expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss. There was no activity during the three months ended September 30, 2016 as the share cap provision had expired during the second quarter.

In connection with the second closing, the Warrants issued as a component of equity were measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the Warrants as of July 14, 2016:

July 14, 2016
Fair value of underlying stock – per share	$4.58
Risk-free interest rate	1.07%
Expected life (years)	4.78
Expected volatility	72.87%
Dividend yield	0.0%

As of September 30, 2016, the Convertible Notes consisted of the following:

September 30, 2016
(in thousands, except conversion rate and conversion price)
Principal value	$23,000
Unamortized debt discount	(8,859)
Unamortized debt issuance costs	(1,335)

Carrying value of the convertible notes	$12,806
Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three and nine months ended September 30, 2016, the Company recognized interest expense associated with its Convertible Notes as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(in thousands)	(in thousands)
Cash Interest Expense
Coupon interest expense	$507	$832
Noncash Interest Expense
Amortization of debt discount	$340	$562
Amortization of transaction costs	$51	$81

	$898	$1,475

As of September 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 4.59 years. The if converted value as of September 30, 2016 exceeds the principal balance of the Convertible Notes by approximately $6.3 million. Accrued interest payable at September 30, 2016 is $832,000 and is included in other accrued liabilities.

7. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 6 to the audited consolidated financial statements included in Part II, Item 8 of the 2015 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a related party of the Company.

Pursuant to the License Agreement, the Company recognized reimbursements for services performed and costs incurred related to the development of the Pulmaquin® product candidate for non-cystic bronchiectasis from Grifols as Contract revenue – related party totaling zero and $4.7 million for the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, respectively, the Company recognized zero and $23.3 million in contract revenue - related party for services performed and costs incurred. As of September 30, 2015, the Company had fully utilized the Grifols-funded budget of $65 million provided under the License Agreement and will not be recognizing any future revenue related to this budget. In addition, the Company has a long-term deferred revenue - related party balance of $5 million. The long term deferred revenue - related party balance consists of a $5 million milestone received upon the dosing of the first patient in a Phase III clinical trial that will be recognized as revenue upon receiving the first regulatory approval. Under the License Agreement, the Company is eligible to receive up to an additional $20 million in payments upon the achievement of regulatory filing and approval milestones.

Reimbursable costs incurred under the Grifols License Agreement in the quarters ended September 30, 2016 and 2015 are zero and $4.7 million, respectively. Costs incurred under the Grifols License Agreement for the nine months ended September 30, 2016 and 2015 are zero and $23.3 million, respectively. Research and development expenses incurred under the Grifols License Agreement for the three and nine months ended September 30, 2015, were $4.7 million and $22.1 million, respectively. General and administrative expenses incurred under the Grifols License Agreement for the three and nine months ended September 30, 2015, were zero and $1.2 million, respectively. Development expenses are fully burdened and include direct costs reported as research and development expenses and collaboration-related general and administrative expenses.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs and expenses:
Research and development	$190	$150	$564	$367
General and administrative	196	106	621	331

Total stock-based compensation expense	$386	$256	$1,185	$698

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2016 and 2015. Since the Company did not record a tax provision during the quarters ended September 30, 2016 and 2015, there was no recognized tax benefit associated with stock-based compensation expense.

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

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the nine months ended September 30, 2016:

Shares Available for Future Grant
Balance at January 1, 2016	252,725
Increase in authorized shares	2,400,000
Options granted	(765,323)
Options cancelled	26,697
Awards granted	(166,000)

Balance at September 30, 2016	1,748,099

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	947,142	$11.40
Options granted	765,323	$4.15
Options cancelled	(26,697)	$73.58

Outstanding at September 30, 2016	1,685,768	$7.12	8.33	$2,163,183

Exercisable at September 30, 2016	516,392	$10.29	7.00	$152,582

During the nine months ended September 30, 2016, zero stock options were exercised. Included in the $2.2 million of intrinsic value are performance options, which account for $1.7 million of the total. The vesting of these performance options is considered improbable at this time. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, net of forfeitures, was $1.7 million as of September 30, 2016 and does not include performance options, the vesting of which is considered improbable at this time. This amount will be recognized over a weighted average period of 1.14 years.

A summary of the Company’s unvested restricted stock award activities as of September 30, 2016 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	300	$57.60
Restricted shares granted	166,000	$3.87
Restricted share awards vested	(9,375)	$4.04

Balance at September 30, 2016	156,925	$3.97

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. The Company retained purchase rights with respect to 157,000 shares of unvested restricted stock awards issued pursuant to stock purchase agreements at no cost per share as of September 30, 2016. As of September 30, 2016, there was approximately $456,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 2.22 years.

9. Net Loss and Comprehensive Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restrictive are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine months ending September 30, 2016 and 2015.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2016 and 2015, as their effect would be anti-dilutive (in thousands):

	Nine months ended September 30,
	2016	2015
Common shares underlying convertible notes	4,263	—
Outstanding stock options	1,686	900
Common shares underlying warrants	334	—
Unvested restricted stock	157	—
Unvested restricted stock units	10	10

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 and as amended by the Form 10-K/A filed with the SEC on May 9, 2016 and August 16, 2016, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q.

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

We have been issued seven U.S. patents covering composition of matter and method of treatment for our inhaled ciprofloxacin formulations with the longest patent protection until 2031. We have also been granted 39 patents for our inhaled ciprofloxacin formulations in geographies outside of the U.S.

In order to expedite anticipated time to market and increase our market acceptance, we have elected to deliver our formulations via an FDA-approved, widely-accepted nebulizer system for our clinical trials and we intend to continue using this approach and obtain initial marketing approval also with an FDA-approved nebulizer system.

The ongoing Phase 3 clinical program for Pulmaquin in BE consists of two worldwide, double-blind, placebo-controlled pivotal trials (ORBIT-3 and ORBIT-4) that are identical in design except for a pharmacokinetics sub-study to be conducted in one of the trials. Both trials are currently fully enrolled and have completed the dosing of patients. Each trial enrolled patients (278 in ORBIT-3 and 304 in ORBIT-4) into a 48 week double blind period consisting of 6 cycles of 28 days on treatment with Pulmaquin or placebo plus 28 days off treatment, followed by a 28 day open label extension in which all participants will receive Pulmaquin (total treatment duration, including the double blind-period, of approximately one year). The superiority of Pulmaquin versus placebo during the double blind period is being evaluated in terms of the time to first pulmonary exacerbation (primary endpoint), while key secondary endpoints include the reduction in the number of pulmonary exacerbations and improvements in quality of life measures. Lung function is being monitored as a safety indicator.

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

In October 2016, we announced that the U.K. Defence Science and Technology Laboratory (Dstl) have received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency (DTRA) for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Pulmaquin and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors including Aradigm, will conduct research relating to the efficacy of Pulmaquin and Lipoquin in animal models of Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Coxiella burnetii (Q-fever). As the most likely method for infection with biowarfare agents is via the pulmonary route, the main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract - the area of primary infection - and the liposomal formulation retains it there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections.

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

In April 2015, we announced the first results from the collaboration between scientists from OSU and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infections at ciprofloxacin concentrations of 200 mcg/ml, which approximate the peak sputum levels observed in humans in prior Aradigm clinical studies. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

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

Other Programs

In October 2016, we entered into an agreement with the University of Sydney to collaborate on a joint program on the development of advanced nanotechnologies for targeting bacterial and fungal biofilms that are often present with concomitant infections in chronic diseases such as CF and non-CF BE. This agreement provides for funding of AUD$420,000 over a three-year period from the Australian Research Council through the Australian Linkage Project program. The adverse impact of bacterial and fungal biofilms in the medical field including medical devices, organ transplantation and many severe infections with organisms such as Pseudomonas aeruginosa and non-tuberculous mycobacteria is a significant problem. According to the United States National Institutes of Health (NIH), more than 60% of all microbial infections are caused by biofilms. While acute infections involving motile bacteria are generally treatable with antibiotics and antifungals, once a biofilm is established, the infection is often untreatable.

We have an ongoing program started in August 2013 funded by an NIH SBIR grant in the amount of approximately $340,000 to investigate the development and validation of tests for gastro-esophageal reflux with aspirations into the respiratory tract. The Principal Investigators and co-inventors of the new diagnostic tests are Professor Homer Boushey, University of California, San Francisco (UCSF) and Dr. Igor Gonda, Aradigm Corporation. The grant is funding laboratory work and a human clinical trial being conducted at UCSF.

Grifols Collaboration Transaction

See Note 6 to the audited consolidated financial statements included in Item 8 of our 2015 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to convertible instruments, warrants issued in connection with financings, revenue recognition, impairment of long-lived assets, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

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

Warrants Issued in Connection with Financings

We have issued warrants in connection with our Convertible Notes. We generally account for warrants issued in connection with financings as a component of equity, unless there is a possibility that we may have to settle the warrants in cash. For warrants issued with the deemed possibility of a cash settlement, we record the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of warrants have been determined using the Black Scholes Merton Option Pricing valuation model (the “Black-Scholes Model”). The Black-Scholes Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on our part. The warrants that have been issued in connection with the first closing of our Convertible Notes were reassessed on an ongoing basis. We determined on June 9, 2016 that liability classification was no longer appropriate as the equity classification criteria was met; the warrants were reclassified in shareholders’ equity and are no longer marked-to market.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2016 and December 31, 2015, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Our net loss increased by $2.6 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 and increased by $17.1 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. For both time periods the increase in the net loss primarily resulted from a decrease in the reimbursement of Pulmaquin project-related expenses as we have utilized the full amount of the $65 million of the Grifols-funded budget provided under the License Agreement for the non-cystic fibrosis bronchiectasis indication and an increase in interest expense and other expenses related to the Convertible Note Financing that occurred in April 2016, offset by a decrease in our operating expenses related to the Pulmaquin bronchiectasis program.

Total revenue was $50,000 for the three months ended September 30, 2016 as compared with $4.7 million in the comparable period in 2015. For the three months ended September 30, 2016 and 2015, we recorded zero and $4.7 million, respectively, under the Grifols agreement for the reimbursement of fully burdened development expenses for collaboration services performed. Total revenue was $70,000 for the nine months ended September 30, 2016 as compared with $23.4 million in the comparable period in 2015. For the nine months ended September 30, 2016 and 2015, we recorded zero and $23.3 million, respectively, under the Grifols agreement. Contract revenue—related party was $40,000 for the three month and nine months ended September 30, 2016. The $40,000 recorded in Contract revenue— related party was for reimbursement of a separate project involving biofilms and was not part of the original $65 million of Grifols-funded budget provided under the License Agreement.

Operating expenses were $7.3 million for the three months ended September 30, 2016, which represented a $2.9 million decrease from the three months ended September 30, 2015. Research and development expenses decreased $3.0 million and general and administrative expenses increased $140,000 as compared with the three months ended September 30, 2015. The decrease in research and development expenses was due to lower contract manufacturing, contract testing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the enrollment activities of the Pulmaquin Phase 3 clinical trials are complete, offset by higher employee-related expenses due to the higher number of employees and higher consulting expenses in support of the Pulmaquin bronchiectasis regulatory process for US and EU approvals for market authorization. General and administrative costs were slightly higher primarily due to increased non-cash stock compensation expense.

Operating expenses were approximately $23.0 million for the nine months ended September 30, 2016, which represented an $8.2 million decrease from the nine months ended September 30, 2015. Research and development expenses decreased approximately $8.5 million and general and administrative expenses increased approximately $0.3 million. The decrease in research and development expenses was due to lower contract manufacturing, contract testing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the enrollment activities of the Pulmaquin Phase 3 clinical trials are complete, offset by higher employee-related expenses due to the higher number of employees, higher consulting expenses in support of the Pulmaquin bronchiectasis regulatory process for US and EU approvals for market authorization and increased non-cash stock compensation expense. General and administrative costs were higher primarily due to increased non-cash stock compensation expense.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of approximately $28.5 million and total working capital of approximately $25.9 million. We assess our liquidity primarily by the amount of our cash and cash equivalents less our current liabilities. We believe that this amount will be sufficient to enable us to fund our operations through March 31, 2017.

Since inception, we have funded our operations primarily through public offerings and private placements of our capital stock, license fees and milestone payments from collaborators, borrowings and convertible debt, the milestone and royalty payments associated with the sale of certain assets and interest earned on investments. We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2016, we had an accumulated deficit of approximately $430.5 million and shareholders’ equity of approximately $8.4 million.

Our business strategy will require us to raise additional capital through equity or debt financing(s), strategic transactions or otherwise. Such additional funding is necessary to continue to develop our product candidates. In addition we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all when needed. If we are unable to obtain additional funds when required, we may be forced to delay or restrict all or a portion of our research and development programs or dispose of assets or technology.

Nine months ended September 30, 2016

Total cash and cash equivalents decreased by approximately $3.0 million for the nine months ended September 30, 2016. The decrease reflects cash used in operating activities totaling $21.7 million and cash used in investing activities totaling $2.1 million during the nine months ended September 30, 2016. The cash burn from operating and investing activities was offset by the receipt $20.9 million in net proceeds from the Convertible Note Financing.

Nine months ended September 30, 2015

Total cash and cash equivalents decreased by approximately $8.0 million for the nine months ended September 30, 2015. The decrease reflects a decrease in amounts reimbursed for the Pulmaquin program as we have now utilized the full $65 million provided in reimburseable program costs under the License Agreement with Grifols.

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

Although we believe the limited and preliminary data from our Phase 1, Phase 2a and Phase 2b clinical trials regarding our potential products are encouraging, the results of initial preclinical safety testing and clinical trials do not necessarily predict the results that we will get from subsequent or more extensive preclinical safety testing and clinical trials. Pre-clinical safety testing and clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain collaborative partnerships and/or regulatory approvals. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials. If we cannot adequately demonstrate through pre-clinical studies and the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. For example, while both of our Phase 2b clinical trials (ORBIT-1 and ORBIT-2) with inhaled ciprofloxacin showed promising initial efficacy and safety results in patients with non-cystic fibrosis bronchiectasis (BE) and our Phase 2a clinical trials showed promising results in patients with cystic fibrosis (CF) and BE, there is no guarantee that longer term studies, such as our Phase 3 studies (ORBIT-3 and ORBIT-4), in larger patient populations will confirm these results or that we will be able to conduct studies that will provide satisfactory evidence of all efficacy and safety endpoints required by the regulatory authorities.

**We are in a highly competitive market, and our competitors have developed or may develop alternative therapies for our target indications, which would limit the revenue potential of any product we may develop.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer HealthCare (Bayer). While the FDA has granted orphan drug designation for our liposomal ciprofloxacin product candidate and the designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval, our ability to launch our product in the United States could be blocked if another similar product developed by our competitors is approved by the FDA for the same indication before our product, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF. Bayer recently announced the results of their first Phase 3 clinical trial and is currently conducting another Phase 3 clinical trial of their inhaled ciprofloxacin dry powder formulation in non-CF BE patients. Bayer and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

**Because our inhaled ciprofloxacin programs may rely on the FDA’s and European Medicines Agency’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation for the management of bronchiectasis. FDA also granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or BE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For the BE indication, Bayer recently announced the results of their first Phase 3 clinical trial with an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in non-CF BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF.

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

Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity financings, royalty or debt financings, corporate alliances, joint ventures or licensing agreements. We may sell additional equity or debt securities to fund our operations, which would result in dilution to all of our shareholders or impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

**Our dependence on collaborators and other third parties may delay or require that we terminate certain of our programs, and any such delay or termination would harm our business prospects and stock price.

We are using contract research organizations to conduct our global Phase 3 clinical trials and for other testing activities. We may not be able to maintain satisfactory contract research arrangements. If our contract research organizations are delayed in their activities or issues are uncovered regarding the quality of the data provided by the contract research organization it could result in significant delays in our Pulmaquin clinical program and adversely impact our ability to file for regulatory approval of our product candidate.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2016, we have an accumulated deficit of approximately $430.5 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next few years, if ever. While our agreement with Grifols has resulted in reduced operating expenses and capital expenditures as a portion of our research and development expenses for the Pulmaquin program was reimbursed by Grifols we expect to continue to incur losses for the foreseeable future as we:

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

**Regulatory authorities have requested toxicology studies in our lead program with Pulmaquin for non-cystic fibrosis bronchiectasis (BE). Our Phase 3 clinical trials in BE may be successful but the results of these animal toxicology studies may be unacceptable to the regulatory authorities and may delay or prevent the approval or marketing of Pulmaquin for BE.

Although we have already submitted a substantial amount of safety data to the regulatory authorities on Pulmaquin and we also have conducted a variety of preclinical studies to support our product development, regulatory authorities have requested that we conduct a 2 year carcinogenicity study in rats with inhaled Pulmaquin. This study and the analysis of the data from the study have been completed. The preparation of the final audited study report is underway.

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

Furthermore, patents already issued to us or our pending patent applications may become subject to dispute, and any disputes could be resolved against us. In addition, patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance and patent applications in certain other countries generally are not published until more than 18 months after they are first filed. Publication of discoveries in scientific or patent literature often lags behind actual discoveries, therefore, we cannot be certain that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications on such inventions. For example, we are aware that a patent was recently issued in the U.S. assigned to Insmed Incorporated with claims covering methods of treatment with quinolone antibiotics, which includes ciprofloxacin, against pulmonary infections.

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

The market prices for securities of many companies in the drug delivery and pharmaceutical industries, including ours, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market prices for our common stock may also be influenced by many factors, including:

•	the limited trading volume for shares of our common stock and the fact that a large percentage of our outstanding shares are held by a small number of shareholders;

•	announcements of clinical trial results, technological innovations or new commercial products by us or our competitors;

•	investor perception of us;

•	sales of our stock by certain large institutional shareholders;

•	research analyst recommendations and our ability to meet or exceed quarterly performance expectations of analysts or investors;

•	fluctuations in our operating results;

•	failure to maintain or establish collaborative relationships;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments in both the United States and foreign countries;

•	concern of the public or the medical community as to the safety or efficacy of our products, or products deemed to have similar safety risk factors or other similar characteristics to our products;

•	future sales or expected sales of substantial amounts of common stock by shareholders;

•	our ability to raise capital; and

•	economic and other external factors.

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

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, control in excess of a majority of our outstanding common stock. These two shareholders purchased most of the Convertible Notes and related Warrants described in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (9)	Amended and Restated Bylaws of the Company, as amended.

3.13 (10)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

3.14 (11)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-K (No. 333-72037) filed on March 29, 2002.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q (No. 333-72037) filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K (No. 000-28402) filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on September 20, 2010.

(7)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q (No. 001-36480) filed on March 14, 2015.
(9)	Incorporated by reference to the Company’s Form 10-Q (No. 000-28402) filed on August 14, 1998.
(10)	Incorporated by reference to the Company’s Form 10-K (No. 001-36480) filed on March 13, 2015.
(11)	Incorporated by reference to the Company’s Form S-1/A (No. 333-211329) filed on July 7, 2016.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: November 10, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (9)	Amended and Restated Bylaws of the Company, as amended.

3.13 (10)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

3.14 (11)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-K (No. 333-72037) filed on March 29, 2002.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q (No. 333-72037) filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K (No. 000-28402) filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K (No. 000-28402) filed on February 4, 2015.

(8)	Incorporated by reference to the Company’s Form 10-Q (No. 001-36480) filed on March 14, 2015.
(9)	Incorporated by reference to the Company’s Form 10-Q (No. 000-28402) filed on August 14, 1998.
(10)	Incorporated by reference to the Company’s Form 10-K (No. 001-36480) filed on March 13, 2015.
(11)	Incorporated by reference to the Company’s Form S-1/A (No. 333-211329) filed on July 7, 2016.

Aradigm, Pulmaquin, Lipoquin and AERx are registered trademarks of Aradigm Corporation

*	Other names and brands may be claimed as the property of others.