Form 10-Q
period 2017-03-31
ARADIGM CORP
filed 2017-05-15
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 4, 2017)
Common	14,993,978

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017 (Unaudited)	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,214	$22,591
Restricted cash	1,006	1,006
Receivables	319	167
Prepaid and other current assets	1,141	1,037

Total current assets	19,680	24,801
Property and equipment, net	225	253

Total assets	$19,905	$25,054

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$532	$711
Accrued clinical and cost of other studies	2,074	3,306
Accrued compensation	812	1,335
Deferred revenue – related party current	8,644	—
Deferred revenue – other	139	—
Other accrued liabilities	1,072	496

Total current liabilities	13,273	5,848
Deferred revenue – related party, non-current	718	5,000
Convertible debt, net of discount	2,254	2,212
Convertible debt – related party, net of discount	11,389	11,007

Total liabilities	27,634	24,067

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at March 31, 2017 and December 31, 2016; issued and outstanding shares: 14,951,089 at March 31, 2017 and December 31, 2016	440,414	439,406
Accumulated deficit	(448,143)	(438,419)

Total shareholders’ equity (deficit)	(7,729)	987

Total liabilities and shareholders’ equity (deficit)	$19,905	$25,054

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Contract revenue-related party	$1,623	$—
Contract revenue	39	—
Grant revenue	31	6

Total revenue	1,693	6

Operating expenses:
Research and development	2,774	6,451
General and administrative	1,678	1,644
Restructuring and asset impairment	—	1

Total operating expenses	4,452	8,096

Loss from operations	(2,759)	(8,090)
Interest income	28	10
Interest expense	(953)	—
Other income (expense), net	6	(6)

Net loss and comprehensive loss	$(3,678)	$(8,086)

Basic and diluted net loss per common share	$(0.25)	$(0.55)

Shares used in computing basic and diluted net loss per common share	14,800	14,761

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,678)	$(8,086)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	28	29
Stock-based compensation expense	543	400
Amortization of convertible debt discount	424	—
Changes in operating assets and liabilities:
Receivables	(152)	(217)
Prepaid and other current assets	(104)	(35)
Accounts payable	(179)	744
Accrued compensation	(79)	(469)
Deferred rent	—	(19)
Deferred revenue-related party	(1,524)	—
Accrued liabilities	(656)	(1,249)
Facility lease exit obligation	—	(49)

Net cash used in operating activities	(5,377)	(8,951)

Cash flows from investing activities:
Capital expenditures	—	(40)

Net cash used in investing activities	—	(40)

Cash flows from financing activities:
Payments of convertible notes and warrants issuance costs	—	(50)

Net cash used in financing activities	—	(50)

Net decrease in cash and cash equivalents	(5,377)	(9,041)
Cash and cash equivalents at beginning of period	22,591	31,462

Cash and cash equivalents at end of period	$17,214	$22,421

Supplemental disclosure of cash flow information:
Stock issued in payment of officer bonus	444	—
Deferred issuance costs for planned convertible notes and warrants in accrued expenses	—	(83)
Cumulative effect of adoption of new accounting standards	6,046	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. Organization, Basis of Presentation, Liquidity and Going Concern

Organization

Aradigm Corporation (the “Company,” “we,” “our,” or “us”) is a California corporation, incorporated in 1991, focused on the development and commercialization of drugs delivered by inhalation for the treatment and prevention of severe respiratory diseases. The Company’s principal activities to date have included conducting research and development and developing collaborations. Management does not anticipate receiving revenues from the sale of any of its products during the 2017 fiscal year. The Company operates as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles or GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 30, 2017 (the “2016 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K.

Effective January 1, 2017, the Company elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method as discussed below in “Note 2: Summary of Significant Accounting Policies.” All amounts and disclosures set forth in this Form 10-Q reflect these changes

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The Company has incurred significant operating losses and negative cash flows from operations. At March 31, 2017, the Company had an accumulated deficit of $448.1 million, working capital of $6.4 million and shareholders’ deficit of $7.7 million. The Company believes that its cash and cash equivalents of approximately $17.2 million as of March 31, 2017 will be sufficient to fund its operations at least through 2017, provided the Company is able to earn the $5 million milestone payment from Grifols upon the first regulatory filing for Linhaliq™ in the US or EU. However, the Company will need to raise additional capital in 2017 to maintain the Company’s operations, especially to enable it to continue towards the US and EU approvals of its leading product candidate Linhaliq. Accordingly, the Company anticipates raising additional capital in 2017, through issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of its development programs or potentially require disposal of assets or technology.

As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $448.1 million as of March 31, 2017 that includes a net loss of $3.7 million for the quarter ended March 31, 2017, which raises doubt about the Company’s ability to continue as a going concern. The Company’s current assets of $19.7 million exceed current liabilities of $13.3 million by $6.4 million. As stated above, the Company believes that its cash and cash equivalents of approximately $17.2 million as of March 31, 2017 are sufficient to fund its operations through 2017, provided the Company is able to earn the $5 million milestone payment from Grifols upon the first regulatory filing; however, since cash and cash equivalents are insufficient to fund the Company’s operations for the ensuing twelve months from the filing of this report, there is substantial doubt about the Company’s ability to continue to operate as a going concern. While recoverability of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since cash and cash equivalents are insufficient to fund the Company’s operations for the ensuing twelve months from the filing of this report, there is substantial doubt about the Company’s ability to continue to operate as a going concern. While recoverability of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restricted Cash

The Company classifies transfers to the restricted cash balance in the statement of cash flows based on the nature of the restriction. At March 31, 2017, the Company has approximately $1.0 million in restricted cash held in an interest bearing escrow account for the purpose of making a future interest payment on the Convertible Notes in May 2017.

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

Revenue Recognition

Beginning January 1, 2017, the Company follows the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

The Company’s contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative estimated selling prices and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options.

The Company’s performance obligations for services are satisfied over time, based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. The Company recognizes revenue for license rights of functional intellectual property at the point in time the customer has the ability to use and benefit from the license. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The Company recognizes revenue for license rights at the point in time the customer has the ability to use and benefit from the license rights.

The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using a discounted cash flow analysis of the commercial potential of the products in the territories over the estimated patent life. This discounted cash flow model requires subjective input including projected sales and related expenses, and company-specific discount rate based on management’s best estimates. To estimate selling prices for development services and regulatory submission services, the Company uses a cost plus reasonable margin approach.

The Company has both fixed and variable consideration in its contracts. Reimbursements of development costs are considered fixed, while milestone payments are identified as variable consideration and included in expected consideration when they are considered probable.

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

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have revenue of less than AUD $20.0 million and cannot be controlled by income tax exempt entities. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.

The Company recognizes the funds related to its Australian research and development tax incentives that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis and the incentive is related to the Company’s research and development expenditures and is refundable regardless of whether any Australian tax is owed. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. During the three months ended March 31, 2017, the Company offset its research and development costs by $0.9 million through the recognition of tax incentive credits.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At March 31, 2017, and December 31, 2016 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2017, and 2016 because the inclusion of such shares would have had an anti-dilutive effect.

Accounting Changes

In March 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We adopted this ASU as of the beginning of fiscal 2017. The treatment of forfeitures has changed as the Company has elected to discontinue its past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $22,000, net of tax.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under prior guidance. Judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted one year earlier, but not before the original effective date of December 15, 2016.

Effective January 1, 2017, the Company elected to early adopt the requirements of Topic 606 using the modified retrospective method, applying the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. The adoption of the new revenue recognition guidance resulted in increases of $6.0 million to deferred revenue and the accumulated deficit as of January 1, 2017. For the three months ended March 31, 2017, revenue increased by $1.5 million for services performed in the period which under the prior milestone recognition methodology would not be recognized until the milestone was achieved, research and development expenses decreased by $0.2 million, net loss decreased by $1.7 million, and basic and diluted net loss per share decreased by $0.10 per share.

Recently Issued Accounting Pronouncements

As compared to the recent accounting pronouncements described in the Company’s 2016 Annual Report on Form 10-K, there are no recently issued accounting pronouncements or changes to accounting pronouncements that are of potential significance to the Company during the three months ended March 31, 2017.

3. Cash and Cash Equivalents

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at March 31, 2017 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At March 31, 2017, other accrued liabilities consisted of accrued expenses for interest of $863,000, expenses for services of $106,000 and payroll withholding liabilities of $103,000. The liability for accrued interest of $863,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of March 31, 2017. At December 31, 2016, other accrued liabilities consisted of accrued expenses for interest of $340,000, expenses for services of $105,000 and payroll withholding liabilities of $51,000.

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

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the second closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 22.9% for the three months ended March 31, 2017.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 16.24% for the three months ended March 31, 2017.

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

As of March 31, 2017, the Convertible Notes consisted of the following:

March 31, 2017
(in thousands, except conversion rate and conversion price)
Principal value	$23,000
Unamortized debt discount	(8,133)
Unamortized debt issuance costs	(1,224)

Carrying value of the convertible notes	$13,643
Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three months ended March 31, 2017, the Company recognized interest expense associated with its Convertible Notes as follows:

Three Months ended March 31, 2017
(in thousands)
Cash Interest Expense
Coupon interest expense	$529
Noncash Interest Expense
Amortization of debt discount	368
Amortization of transaction costs	56

$953

As of March 31, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 4.09 years. The if converted value as of March 31, 2017 does not exceed the principal balance of the Convertible Notes. Accrued interest payable at March 31, 2017 is $863,000 and is included in other accrued liabilities. For more information on the Company’s accounting for Convertible Notes and Warrants, see Note 7 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

7. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 8 to the audited consolidated financial statements included in Part II, Item 8 of the 2016 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a 35% shareholder and, thus, a related party of the Company.

Upon adoption of ASU No. 2014-09, the Company deferred an additional $6.0 million for the portion of the transaction price allocated to development phase services delivered prior to January 1, 2017 which under the new guidance is allocated to unsatisfied (or partially satisfied) performance obligations as of January 1, 2017. As a result of adoption, an additional $1.5 million of contract revenue was recognized for performance obligations satisfied during the three months ended March 31, 2017. Under the License Agreement, the Company is eligible to receive up to an additional $20 million in payments upon the achievement of regulatory filing and approval milestones.

The following table shows the reconciliation of Contract Assets and Contract Liabilities from what was disclosed in the Form 10-K for the year ended December 31, 2016 and the effect of the modified retrospective adoption of the revenue guidance at January 1, 2017:

Contract Assets
Balance at December 31, 2016	—
Changes in estimated consideration	—
Performance obligations satisfied	—
Balance at January 1, 2017	—

Contract Liabilities
Balance at December 31, 2016	$5,000,000
Changes in estimated consideration	—
Unsatisfied performance obligations	6,025,728

Balance at January 1, 2017	$11,025,728

The Company’s performance obligations include those related to the worldwide license to commercialize products developed from the collaboration development services for Phase III clinical trials that were completed as of December 31, 2016, regulatory submission services for first indication, and regulatory approval services in the US and EU for first indication. Milestone payments related to regulatory submission and approval services is considered variable and excluded from the transaction price as of the date of adoption and the quarter ended March 31, 2017.

The Company recognizes revenue from license rights at a point in time, which is when the customer has the ability to use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

The Company has $11.0 million related to the transaction price of the Grifols’ arrangement allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2017.

For information on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

8. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31,	March 31,
	2017	2016
Costs and expenses:
Research and development	$306	$167
General and administrative	237	233

Total stock-based compensation expense	$543	$400

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2017 and 2016. Since the Company did not record a tax provision during the quarters ended March 31, 2017 and 2016, there was no recognized tax benefit associated with stock-based compensation expense.

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

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the three months ended March 31, 2017:

Shares Available for Future Grant
Balance at January 1, 2017	1,510,272
Options granted	(614,946)
Options cancelled	2,701

Balance at March 31, 2017	898,027

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,923,595	$6.86
Options granted	614,946	$1.98
Options cancelled	(2,701)	$49.20

Outstanding at March 31, 2017	2,535,840	$5.65	8.51	$—

Exercisable at March 31, 2017	1,030,011	$6.57	8.01	$—

No stock options were exercised during the three months ended March 31, 2017. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, was $2,046,000 as of March 31, 2017. This amount will be recognized over a weighted average period of 1.01 years. During the quarter ended March 31, 2017 the board approved the issuance of approximately 360,000 stock options in aggregate, which vested immediately, to the Company‘s Officers in lieu of a cash bonus for their performance in 2016. The Company charged approximately $445,000 to accrued bonuses which were outstanding at December 31, 2016 related to these shares.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the quarter ending March 31, 2017 is presented below. The ending balance represents the maximum number of shares that could be earned or vested under the 2005 Plan and 2015 Plan:

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	152,238	$3.96
Restricted stock awards vested	(4,688)	4.04
Outstanding at March 31, 2017	147,550	$3.96

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of March 31, 2017, there was approximately $365,000 of total unrecognized compensation costs, related to non-vested stock awards which are expected to be recognized over a weighted average period of 1.64 years.

9. Net Loss and Comprehensive Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted-average number of shares of common stock outstanding for the three months ended March 31, 2017 and 2016.

The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31, 2017 and 2016, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2017	2016
Common shares underlying convertible notes	4,289	—
Outstanding stock options	2,536	995
Common shares underlying warrants	263	71
Restricted stock	148	166
Unvested restricted stock units	10	10

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 30, 2017 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q.

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate that recently completed two Phase 3 clinical trials, Linhaliq inhaled ciprofloxacin, formerly known as Pulmaquin®. We also invested considerable effort into the development of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin candidate products.

We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue with our efforts towards approval of Linhaliq for non-cystic fibrosis bronchiectasis patients who have chronic lung infections with Pseudomonas aeruginosa.

Our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease. Pulmonary delivery by inhalation is an effective, widely used and well-accepted method of administration of a variety of drugs for the treatment of respiratory and other diseases. Compared to other routes of administration, inhalation provides local delivery of the drug to the respiratory tract which offers a number of potential advantages, including rapid onset of action, less drug required to achieve the desired therapeutic effect, and reduced side effects because the rest of the body has lower exposure to the drug. We believe that there are significant unmet medical needs in severe respiratory diseases, as well as opportunities to replace some of the existing therapies with products that are more efficacious, safer and more convenient to use by the patients.

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

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Linhaliq (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases of cystic fibrosis, or CF, and non-CF bronchiectasis, or BE. The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Linhaliq uses the slow release liposomal formulation (Lipoquin) mixed with a smaller amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of BE. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Linhaliq as a Qualified Infectious Disease Product, or QIDP. The QIDP designation, granted for the treatment of non-cystic fibrosis bronchiectasis patients with chronic lung infections with Pseudomonas aeruginosa, makes Linhaliq eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Linhaliq for non-CF BE patients with chronic lung infections with Pseudomonas aeruginosa. In March 2016, we announced that the EMA had approved our request to review Linhaliq under the Centralised Authorisation Procedure drug review process; this procedure results in a single marketing authorization that is valid in all 28 European Union countries, as well as three European Economic Area countries. We requested, and were granted, the centralized pathway on the basis that Linhaliq represents a significant technical innovation for the potential treatment of non-cystic fibrosis bronchiectasis associated with chronic Pseudomonas aeruginosa infection.

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

In August 2013, we entered into a partnership with Grifols whereby we licensed to Grifols, on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of non-CF BE and other indications pursuant to the Grifols License Agreement. The Company is responsible for developing its lead product candidate Linhaliq for the treatment of non-CF BE, with Grifols funding $65 million for the development of this product. The Grifols-funded budget was fully utilized by the year ended December 31, 2015. We also received a milestone payment of $5 million upon initiation of this Phase 3 program. Additionally, Grifols will pay additional development milestone payments to us for up to a total of $20 million, including a $5 million milestone payment contingent upon the filing of the U.S. NDA and the remainder contingent upon achieving first regulatory approvals of Linhaliq in the U.S., EU, Japan and China, along with royalty payments on net sales of the Aradigm products.

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health, or NIH, awarded us a Small Business Initiative Research, or SBIR, grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria, or PNTM, infections with our inhaled liposomal ciprofloxacin products Pulmaquin and Lipoquin. The research program was conducted in collaboration with Oregon State University, Corvalis, or OSU.

According to a report from NIH based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases/100,000 persons or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases pointing to an important co-morbidity. In another NIH report, the projected 2014 estimates resulted in 181,037 US national annual cases with medical costs of $1.7 billion.

PNTM infections are common in patients with other chronic lung conditions, including bronchiectasis, cystic fibrosis and emphysema. In patients with AIDS, the infection can be disseminated. These infections are particularly difficult to treat as the mycobacteria can form biofilms in the airways and they are able to cause intracellular infections, e.g. by invasion of pulmonary macrophages. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV. Unfortunately, these therapies often fail, and may have significant side effects.

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

This collaboration between OSU and Aradigm resulted in inventions leading to several patent applications. In January 2017, Patent no. 9,532,986 titled “Liposomal Ciprofloxacin Formulations with Activity Against Non-Tuberculous Mycobacteria” was issued by the US Patent Office, with OSU and Aradigm being the assignees.

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

In October 2016, we announced that the U.K. Defence Science and Technology Laboratory (Dstl) has received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency (DTRA) for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Linhaliq and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors including Aradigm, will conduct research relating to the efficacy of Linhaliq and Lipoquin in animal models of Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Coxiella burnetii (Q-fever). As the most likely method for infection with biowarfare agents is via the pulmonary route, the main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract - the area of primary infection - and the liposomal formulation retains it there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections.

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

Revenue Recognition

Effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method as discussed in “Note 2: Accounting Standards” within Item 1 of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes. Note that as we adopted using the modified retrospective method, there is a lack of comparability to the prior periods presented.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended, involves significant new estimates and judgments related to the estimation of selling prices and variable consideration in allocating the transaction price.

Our contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative estimated selling prices and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. We have optional additional items in contracts, which are considered marketing offers and are accounted for when the customer elects such options.

Our performance obligations for services are satisfied over time, based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. We recognize revenue for license rights of functional intellectual property at the point in time the customer has the ability to use and benefit from the license. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which we expect to satisfy our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. We recognize revenue for license rights at the point in time the customer has the ability to use and benefit from the license rights.

We allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Estimated selling prices for license rights are calculated using a discounted cash flow analysis of the commercial potential of the products in the territories over the estimated patent life. This discounted cash flow model requires subjective input including projected sales and related expenses, and company-specific discount rate based on management’s best estimates. To estimate selling prices for development services and regulatory submission services, the Company uses a cost plus reasonable margin approach.

We have both fixed and variable consideration in our contracts. Reimbursements of development costs are considered fixed, while milestone payments are identified as variable consideration and included in expected consideration when they are considered probable. This assessment of probability requires significant management judgment.

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

We are eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply. Specifically, we must have revenue of less than AUD $20.0 million and cannot be controlled by income tax exempt entities. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.

We recognize the funds related to our Australian research and development tax incentives that are not subject to refund provisions as an offset to research and development expense. The amounts are determined on a cost reimbursement basis and the incentive is related to our research and development expenditures and is refundable regardless of whether any Australian tax is owed. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the Employee Stock Purchase Plan, or ESPP. ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 10 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2017 and December 31, 2016, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Results of Operations

Three months ended March 31, 2017 and 2016

Our net loss decreased by $4.4 million for the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. The decrease in net loss resulted primarily from an increase in revenue of $1.7 million and a decrease in operating expenses of $3.6 million primarily related to the completion of the Phase 3 clinical trials for Linhaliq in non-CF BE in the fourth quarter of 2016, offset by an increase in interest expense of $1.0 million related to the Note Financing (as described below) that was completed in 2016.

Total revenue was $1.7 million for the three months ended March 31, 2017 as compared with $6,000 in the comparable period in 2016. We recognized $1.6 million in contract-revenue related party, $39,000 in government contract revenue and $31,000 in government grant revenue for the quarter ended March 31, 2017, as compared to $6,000 in government grant revenue for the quarter ended March 31, 2016. The adoption of the new revenue recognition guidance resulted in an increase of $1.6 million to contract revenue.

Operating expenses were $4.5 million for the three months ended March 31, 2017, which represented a $3.6 million decrease from the comparable period ended March 31, 2016. Research and development expenses decreased $3.6 million and general and administrative costs were unchanged. The decrease in research and development expenses was due to lower contract manufacturing and clinical trial costs because the manufacturing, labeling and packaging expenses for clinical supplies and the patient activities of the Linhaliq Phase 3 clinical trials were completed in 2016, offset by higher employee-related expenses due to the higher number of employees and higher consulting expenses in support of the Linhaliq bronchiectasis regulatory process for US and EU approvals for market authorization.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $448.1 million as of March 31, 2017 that includes a net loss of $3.7 million for the quarter ended March 31, 2017, which raises doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of March 31, 2017 will be sufficient to fund our operations throughout 2017, provided that we are able to earn the $5 million milestone payment from Grifols upon our first regulatory filing. We will need to raise additional capital in 2017 to maintain our current level of product development activity. Accordingly, we anticipate raising additional capital in 2017 through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of our development programs or require us to dispose of our assets or technology.

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

Three months ended March 31, 2017

Total cash and cash equivalents decreased by $5.4 million for the three months ended March 31, 2017. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $670,000 from the Australian Taxation Office related to the Australian research and development program.

Three months ended March 31, 2016

Total cash and cash equivalents decreased by $9.0 million for the three months ended March 31, 2016. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program. The cash and cash equivalents balance at March 31, 2016 did not include any proceeds from the convertible debt transaction described in Note 6 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 1, 2017, the Company filed a post grant review, or a PGR, petition in the United States Patent and Trademark Office Patent Trial and Appeal Board, or PTAB, challenging the validity of all 26 claims of U.S. Patent No.9,402,845 or the ‘845 Patent, assigned to Insmed Incorporated, or Insmed. The ‘845 Patent issued on August 2, 2016, and is entitled “Lipoid-based compositions of antiinfectives for treating pulmonary infections and methods of use thereof.”

PGR is a proceeding that became available in September 2012 in accordance with the America Invents Act. In a PGR, a petitioner may request that PTAB reconsider the validity of issued patent claims. Any patent claim PTAB determines to be unpatentable is stricken from the challenged patent.

Once PTAB assigns a filing date to the Company’s PGR petition, Insmed will have 3 months to file an optional Preliminary Response. Then, within 3 months of Insmed’s Preliminary Response due date, PTAB will decide whether to institute post grant review of the ‘845 Patent. If the PGR is instituted, PTAB should issue a Final Written Decision addressing validity of patent claim(s) within 18 months of the filing date.

Item 1A. Risk Factors

Except for historical information contained herein, the discussion of this Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding timing and results of clinical trials, the maintenance and establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part 1, Item 1A, “Risk Factors” of the 2016 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2016 Annual Report on Form 10-K.

Risks Related to Our Business

Although our financial statements have been prepared on a going concern basis, we will require additional financing to finance our operating expenses and fulfill our business plan.

Our independent registered public accounting firm for the fiscal year ended December 31, 2016 has indicated in its audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K, that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents of approximately $17.2 million as of March 31, 2017 will be sufficient to fund our operations through at least 2017 provided that we are able to earn the $5 million milestone payment from Grifols upon our first regulatory filing for Linhaliq in the US or EU. We will not be able to maintain our current level of regulatory and product development activity unless we raise additional capital in 2017. Accordingly, we intend to raise additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. We cannot assure you that we will be successful in raising such additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of our development programs, or potentially require disposal of assets or technology, and we may not be able to continue as a going concern.

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

Our pharmaceutical product candidates may not be approved even if they achieve their safety and efficacy endpoints in clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies that can be long and costly. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval or label changes would have an adverse effect on our business, reputation and results of operations.

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

**We may not be able to maintain compliance with the continued listing requirements of the NASDAQ Capital Market.

Our common stock is listed on the Nasdaq Capital Market, or NASDAQ. In order to maintain that listing, we must sustain a minimum market value of listed securities of $35 million or shareholders’ equity of at least $2.5 million, among other requirements for continued listing. On April 4, 2017, we received a notice from NASDAQ that we are not in compliance with NASDAQ’s Listing Rule 5550(b)(1), as we have not maintained a minimum of $2,500,0000 in our shareholders’ equity. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on NASDAQ under the symbol “ARDM.” Pursuant to the NASDAQ Listing Rules, we have 45 days, or until May 19, 2017, to submit a plan to regain compliance with the minimum shareholders’ equity requirement. We intend to submit a plan to regain compliance.

If our plan is accepted, NASDAQ may grant an extension of up to 180 days from the date of the notice to evidence compliance. We cannot assure you that NASDAQ will accept our plan or grant an extension. There is also no assurance that we will be able to demonstrate compliance with the continued listing standards in the future. If NASDAQ delists our common stock, the delisting could adversely affect the market liquidity of our common stock and our ability to fund our operations.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer. The FDA has granted orphan drug designation for our liposomal ciprofloxacin product candidate and the designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval. Our ability to launch our product in the United States could be blocked if another similar product developed by our competitors is approved by the FDA for the same indication before our product, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and BE and Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF. Bayer recently announced the results from the second of their two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in non-CF BE patients. There are also a number of other inhaled products under development to treat respiratory infections, including a nebulized levofloxacin by Raptor (acquired by Horizon) for CF and BE, and a nebulized liposomal amikacin by Insmed for the treatment of Mycobacterium avium (a pulmonary non-tuberculous mycobacteria infection). These and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation drug product for the management of bronchiectasis. FDA also granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or BE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For the BE indication, Bayer recently announced the results of their second Phase 3 clinical trial with an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in non-CF BE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of BE and in the United States and European Union for the treatment of CF.

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

We used contract research organizations (CROs) to conduct our global Phase 3 clinical trials and are using contract research organizations for other analysis and testing activities. We may not be able to maintain satisfactory contract research arrangements or we may have contractual disputes with such CROs that could adversely impact the timelines for the delivery of data or other materials from the CRO. If our CROs are delayed in their activities or issues are uncovered regarding the quality of the data provided by the CROs it could result in significant delays in our Linhaliq program and adversely impact our ability to file for regulatory approval of our product candidate.

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

Even if we or our collaborators successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications. Many of these alternative products may be more established and acceptable than ours. For our products to be commercially viable we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patients that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:

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

We must be able to commercialize products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us or our collaborator Grifols to use our technologies or commercialize products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues. For example, we are aware of patents recently issued in the U.S. and assigned to Insmed with claims covering methods of treatment with quinolone antibiotics, which includes ciprofloxacin, against pulmonary infections and have filed a PGR petition in the PTAB challenging the validity of the claims of the Insmed patent. In a PGR, a petitioner may request that the PTAB reconsider the validity of issued patent claims and any patent claim PTAB determines to be unpatentable is stricken from the challenged patent. Once PTAB assigns a filing date to the Company’s PGR petition, Insmed will have 3 months to file an optional Preliminary Response and, within 3 months following such filing PTAB will decide whether to institute a PGR of the patent. We cannot assure you that the PTAB will decide to institute a review and, even if such review were to occur, PTAB may not decide the petition in our favor.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of March 31, 2017, we have an accumulated deficit of approximately $448.1 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products for at least the next year, if ever. While our agreement with Grifols has resulted in reduced operating expenses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols we expect to continue to incur losses for the foreseeable future as we:

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

We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management, clinical, regulatory and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Losing any of our key employees, particularly our President and Chief Executive Officer, Dr. Igor Gonda, our Chief Medical Officer, Dr. Juergen Froehlich, or Nancy Pecota, our Chief Financial Officer, could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.

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

We have a lease for office and laboratory space in an office building at 3929 Point Eden Way, California, which expired in March 2017. We are currently in negotiations to extend the lease but a lease amendment has not yet been executed. If the negotiations do not result in the extension of our current lease, due to the competitive real estate market in Silicon Valley, we may not be able to secure a new facility lease on terms commercially favorable for us. In addition, the relocation of our current corporate headquarters could be disruptive to our business operations, result in increased expenses, hinder our ability to attract and retain qualified personnel, and may also cause employee turnover if the commute time for our headquartered employees is significantly increased.

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifol’s ownership of approximately 35% of our outstanding common stock, or 47.4% of our common stock if Grifols converts all of its Convertible Notes, conflicts of interest may arise between us and Grifols from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our board of directors. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to us and our other shareholders. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

Our principal shareholders own a large percentage of our common stock and will be able to exert a significant control over matters submitted to our shareholders for approval.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, control approximately 62% of our outstanding common stock. These two shareholders purchased most of the Convertible Notes and related Warrants described in Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this report, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such as a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(9)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

4.2(1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.

Aradigm, Pulmaquin, Lipoquin, AERx and AERx Essence are registered trademarks of Aradigm Corporation. Linhaliq is a registered trademark of Grifols, S.A.

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
(Principal Executive Officer)

/s/ Nancy E. Pecota
Nancy E. Pecota
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3(3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4(2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5(2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6(4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7(4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8(5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9(6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10(7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11(8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12(2)	Amended and Restated Bylaws of the Company, as amended.

3.13(9)	Certificate of Amendment to the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13.

4.2(1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-4236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.