Form 10-Q
period 2017-06-30
ARADIGM CORP
filed 2017-08-11
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 8, 2017)
Common	15,112,078

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2017 (Unaudited)	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,028	$22,591
Restricted cash	---	1,006
Receivables	340	167
Prepaid and other current assets	621	1,037

Total current assets	12,989	24,801
Property and equipment, net	227	253

Total assets	$13,216	$25,054

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,058	$711
Accrued clinical and cost of other studies	476	3,306
Accrued compensation	1,149	1,335
Deferred revenue – related party, current	1,891	---
Deferred revenue - other	79	---
Other accrued liabilities	497	496

Total current liabilities	5,150	5,848
Deferred revenue – related party, non-current	---	5,000
Convertible debt - non-current, net of discount	2,296	2,212
Convertible debt – related party, non-current, net of discount	11,788	11,007

Total liabilities	19,234	24,067

Commitments and contingencies Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at June 30, 2017 and December 31, 2016; issued and outstanding shares: 15,112,078 at June 30, 2017; 14,951,089 at December 31, 2016	441,090	439,406
Accumulated deficit	(447,108)	(438,419)
Total shareholders’ equity (deficit)	(6,018)	987

Total liabilities and shareholders’ equity (deficit)	$13,216	$25,054

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

As the Company elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2017 using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 7.

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Revenue:
Contract revenue – related party	$7,472	$	---	$9,095	$	---
Contract revenue	196		---	235		---
Grant revenue	7		14	38		20

Total revenue	7,675		14	9,368		20

Operating expenses:
Research and development	3,794		6,235	6,568		12,686
General and administrative	1,911		1,385	3,589		3,029
Restructuring and asset impairment	---		1	---		2

Total operating expenses	5,705		7,621	10,157		15,717

Income (loss) from operations	1,970		(7,607)	(789)		(15,697)
Interest income	22		26	50		36
Interest expense	(959)		(577)	(1,912)		(577)
Other income (expense)	2		(571)	8		(577)

Net income (loss) and comprehensive income (loss)	$1,035		$(8,729)	$(2,643)		$(16,815)

Basic and diluted net income (loss) per common share	$0.07		$(0.59)	$(0.18)		$(1.14)

Shares used in computing basic net income (loss) per common share	14,847		14,778	14,823		14,769

Shares used in computing diluted net income (loss) per common share	14,848		14,778	14,823		14,769

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

As the Company elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2017 using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 7.

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,643)	$(16,815)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	55	57
Stock-based compensation expense	1,163	800
Amortization of convertible debt discount	865	252
Financing costs, derivative liability and warrants	---	936
Change in value of derivative liability	---	(386)
Changes in operating assets and liabilities:
Receivables	(173)	(180)
Prepaid and other current assets	416	1,302
Accounts payable	347	(638)
Accrued compensation	258	(138)
Deferred revenue – related party	(9,055)	---
Other accrued liabilities	(2,829)	(1,649)
Deferred rent	---	(37)
Facility lease exit obligation	---	(100)

Net cash used in operating activities	(11,596)	(16,596)

Cash flows from investing activities:
Transfer to/from restricted cash	1,006	(1,800)
Capital expenditures	(29)	(40)

Net cash provided by (used in) investing activities	977	(1,840)

Cash flows from financing activities:
Proceeds from issuance of convertible debt – related party	---	20,000
Proceeds from issuance of common stock	56	60
Payments for debt issuance costs	---	(1,873)

Net cash provided by financing activities	56	18,187

Net decrease in cash and cash equivalents	(10,563)	(249)
Cash and cash equivalents at beginning of period	22,591	31,462

Cash and cash equivalents at end of period	$12,028	$31,213

Supplemental disclosure of non-cash financing activities:
Reclassification of derivative liability to equity	---	8,362
Reclassification of warrants to equity	---	11
Accrued financing costs	---	264

Supplemental disclosure of non-cash activities:
Cumulative effect of adoption of new accounting standards	6,046	---
Stock issued in payment of officer bonus	444	---

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

As the Company elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2017 using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 7.

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K.

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

Liquidity and Going Concern

The Company has incurred significant operating losses and negative cash flows from operations. At June 30, 2017, the Company had an accumulated deficit of $447.1 million, working capital of $7.8 million and shareholders’ deficit of $6.0 million. The Company believes that its cash and cash equivalents of approximately $12 million as of June 30, 2017 will be sufficient to fund its operations at least through 2017, provided the Company receives the $5 million milestone payment from Grifols upon the first regulatory filing for Linhaliq™ in the US or EU. However, the Company will need to raise additional capital in 2017 or early in 2018 to maintain the Company’s operations for the ensuing twelve months, including efforts to obtain approval to market its leading product candidate Linhaliq in the US and EU. Accordingly, the Company anticipates raising additional capital in 2017, through issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of its development programs or dispose of assets or technology.

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $447.1 million as of June 30, 2017 that includes a net loss of $2.6 million for the six months ended June 30, 2017, which raises doubt about the Company’s ability to continue as a going concern. The Company’s current assets of $13 million exceed current liabilities of $5.2 million by $7.8 million. As stated above, the Company believes that its cash and cash equivalents of approximately $12.0 million as of June 30, 2017 are sufficient to fund its operations through 2017, provided the Company receives the $5 million milestone payment from Grifols upon the first regulatory filing; however, since cash and cash equivalents are insufficient to fund the Company’s operations for the ensuing twelve months from the filing of this report, there is substantial doubt about the Company’s ability to continue to operate as a going concern. While recoverability of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restricted Cash

The Company classifies transfers to or from the restricted cash balance in the statement of cash flows based on the nature of the restriction. At June 30, 2017, the Company had no restricted cash.

Property and Equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment includes external costs incurred for validation of the equipment. The Company does not capitalize internal validation expense. Computer equipment and software includes capitalized computer software. All the Company’s capitalized software is purchased; the Company has no internally-developed computer software. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvement.

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

Revenue Recognition

Beginning January 1, 2017, the Company has followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

The Company’s contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The Company’s performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate selling prices for development services, regulatory submission services, and product supply, the Company uses a cost plus margin approach.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in license, collaboration and other revenues when the customer obtains control of the goods, which is upon delivery.

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

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have revenue of less than AUD $20.0 million and cannot be controlled by income tax exempt entities. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date.

The Company recognizes the funds related to its Australian research and development tax incentives that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis and the incentive is related to the Company’s research and development expenditures and is refundable regardless of whether any Australian tax is owed. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. During the three and six months ended June 30, 2017, the Company offset its research and development costs by $0.9 million through the recognition of tax incentive credits.

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for consolidated financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s condensed consolidated balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At June 30, 2017, and December 31, 2016 the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were included for the three months ended June 30, 2017 but were excluded in the other periods presented, because such inclusion of shares would have been anti-dilutive.

Accounting Changes

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under prior guidance. Judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Topic 606, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

Effective January 1, 2017, the Company elected to early adopt the requirements of Topic 606 using the modified retrospective method, applying the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. See Note 7 for further details.

In March 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. The Company adopted this ASU as of the beginning of fiscal 2017. The treatment of forfeitures has changed as the Company has elected to discontinue its past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $22,000, net of tax.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessess to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.

3. Cash and Cash Equivalents

At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at June 30, 2017 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At June 30, 2017, other accrued liabilities consisted of accrued expenses for interest of $345,000, expenses for services of $87,000 and payroll withholding liabilities of $65,000. The liability for accrued interest of $345,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of June 30, 2017. At December 31, 2016, other accrued liabilities consisted of accrued expenses for interest of $340,000, expenses for services of $105,000 and payroll withholding liabilities of $51,000.

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

The Convertible Notes are senior unsecured and unsubordinated obligations; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated and are effectively subordinated in right of payment to the Company’s existing and future secured indebtedness. On or after December 1, 2017, the Company may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of the Company’s common stock is at any time equal to or greater than 200% of the conversion price then in effect for at least twenty trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Indenture provides for customary events of default which may result in the acceleration of the maturity of the Notes, including, but not limited to, cross acceleration to certain other indebtedness of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare all the Convertible Notes to be due and payable immediately.

The Warrants have a five-year term and are exercisable at $5.21 per share of common stock. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders.

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the second closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 22.9% for the three and six months ended June 30, 2017.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 16.24% for the three and six months ended June 30, 2017.

The financing costs of $2.4 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrants and Convertible Note components based on their relative fair values. Financing costs of $1.4 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. For the three and six months ended June 30, 2016, financing costs of $936,000, allocated to the derivative liability and Warrant components were expensed and are included in other expense in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

As of June 30, 2017, the Convertible Notes consisted of the following:

June 30, 2017
(in thousands, except conversion rate and conversion price)
Principal value	$23,000
Unamortized debt discount	(7,750)
Unamortized debt issuance costs	(1,166)

Carrying value of the convertible notes	$14,084

Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three and six months ended June 30, 2017, the Company recognized interest expense associated with its Convertible Notes as follows:

	Three Months ended June 30, 2017	Six Months ended June 30, 2017
	(in thousands)	(in thousands)
Cash Interest Expense
Coupon interest expense	$518	$1,040
Noncash Interest Expense
Amortization of debt discount	383	750
Amortization of transaction costs	58	114

	$959	$1,904

As of June 30, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 3.84 years. The if converted value as of June 30, 2017 does not exceed the principal balance of the Convertible Notes. Accrued interest payable at June 30, 2017 is $345,000 and is included in other accrued liabilities. For more information on the Company’s accounting for Convertible Notes and Warrants, see Note 7 to the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K.

7. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2017, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

The adoption of the new revenue recognition guidance resulted in increases of $6.0 million to deferred revenue and the accumulated deficit as of January 1, 2017. For the three and six months ended June 30, 2017, revenue increased by $7.5 million and $9.1 million, respectively, for services performed in the period which under the prior milestone recognition methodology would not be recognized until the milestone was achieved. For the three and six months ended June 30, 2017, net loss decreased by $7.4 million and $9.1 million, and basic and diluted net loss per share decreased by $0.50 and $0.61 per share, respectively.

The following table shows the reconciliation of Contract Liabilities from what was disclosed in the Form 10-K for the year ended December 31, 2016 and giving effect to the modified retrospective adoption of the revenue guidance at January 1, 2017 (in thousands):

Deferred Revenue, balance at December 31, 2016	$5,000
Changes in estimated consideration	-
Unsatisfied performance obligations	6,026

Deferred Revenue, balance at January 1, 2017	$11,026

Revenue Recognition

Revenues are recognized for services as they are satisfied over time, and the Company recognizes revenue for licenses of functional intellectual property at the point in time the customer has the ability to use and benefit from the license.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

The following table presents changes in the Company’s contract liabilities for the six months ended June 30, 2017. There were no contract assets during the same period.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract Assets	$-	$-	$-	$-
Contract Liabilities: Deferred Revenue	$11,026	$274	$(9,330)	$1,970

During the six months ended June 30, 2017, the Company recognized the following revenues as a result of changes in contract liability balances in the period (in thousands).

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	$4,540
Performance obligations satisfied	4,594
New activities in the period:
Performance obligations satisfied	196

Total revenue	$9,330

8. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 8 to the audited consolidated financial statements included in Part II, Item 8 of the 2016 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a 35% shareholder and, thus, a related party of the Company.

Upon adoption of ASU No. 2014-09, the Company deferred $6.0 million for the portion of the transaction price allocated to development phase services delivered prior to January 1, 2017, which under the new guidance is allocated to unsatisfied (or partially satisfied) performance obligations as of January 1, 2017. As a result of adoption, an additional $7.5 million and $9.1 million of contract revenue was recognized for performance obligations satisfied during the three and six months ended June 30, 2017, respectively. Under the License Agreement, the Company is eligible to receive up to an additional $20 million in payments upon the achievement of regulatory filing and approval milestones.

The Company’s performance obligations include those related to the worldwide license to commercialize products developed from the collaboration development services for Phase 3 clinical trials that were completed as of December 31, 2016, regulatory submission services for first indication, and regulatory approval services in the US and EU for first indication. In addition, the Company identified that Grifols has an option that will create manufacturing obligations for the Company upon exercise by the customer. Further, these customer options for manufacturing services were evaluated to not include a material right. Milestone payments related to regulatory submission and approval services are considered variable consideration and excluded from the transaction price as of the date of adoption and the quarter ended June 30, 2017.

The Company recognizes revenue from license rights at a point in time, which is when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

In the second quarter of 2017, the Company determined that the $5.0 million milestone payment associated with NDA submission (the first regulatory filing) is probable and updated the estimated transaction price accordingly. This was allocated to the performance obligations based upon relative estimated selling prices resulting in recognition of $4.5 million for performance obligations that had been satisfied in prior periods.

The Company has deferred $1.9 million of the transaction price in the Grifols’ arrangement that is allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2017.

9. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs and expenses:
Research and development	$ 327	$ 207	$ 633	$ 374
General and administrative	293	193	530	426
Total stock-based compensation expense	$ 620	$ 400	$1,163	$ 800

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2017 and 2016. Since the Company did not record a tax provision during the quarters ended June 30, 2017 and 2016, there was no recognized tax benefit associated with stock-based compensation expense.

In March 2016, the Company granted to the officers certain stock option bonus awards, (contingent upon shareholder approval that was received in June 2016) that vested based upon meeting certain specified company-wide performance goals. In June 2017, the Company granted to the officers additional stock awards whose vesting was also dependent upon meeting specified company-wide performance goals. These options and stock awards were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. In June 2017, the Company also cancelled certain officer stock option awards made in March 2016 as the specified company-wide performance goal was not achieved.

Stock Option Plans: 2005 Equity Incentive Plan (the “2005 Plan”), and 2015 Equity Incentive Plan (the “2015 Plan”)

On March 13, 2015 the Board adopted and, on May 14, 2015 the Company’s shareholders approved, the 2015 Plan. The 2015 Plan replaces the Company’s 2005 Plan, which expired in March 2015. The 2015 Plan is intended to promote the Company’s long-term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. In April 2017, the Company’s Board of Directors amended, and in June 2017 the Company’s shareholders approved, the amendment to the 2015 Plan increasing the shares of common stock authorized for issuance by 2,500,000 shares.

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the six months ended June 30, 2017:

Shares Available for Future Grant
Balance at January 1, 2017	1,510,272
Increase in authorized shares	2,500,000
Options granted	(1,046,401)
Options cancelled	179,963
Awards granted	(539,100)

Balance at June 30, 2017	2,604,734

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,923,595	$6.86
Options granted	1,046,401	$1.73
Options cancelled	(179,963)	$6.82

Outstanding at June 30, 2017	2,790,033	$4.94	8.23	$	---

Exercisable at June 30, 2017	1,436,121	$5.67	7.89	$	---

No stock options were exercised during the six months ended June 30, 2017. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases, was $1.9 million as of June 30, 2017. This amount will be recognized over a weighted average period of 1.04 years. There also was $258,000 of unrecognized compensation expense related to the current ESPP offering period which is expected to be recognized through March 2019. During the quarter ended March 31, 2017 the Board approved the issuance of approximately 360,000 stock options in aggregate, which vested immediately, to the Company’s Officers in lieu of a cash bonus for their performance in 2016. The Company charged approximately $445,000 to accrued bonuses which were outstanding at December 31, 2016 related to these shares.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the six months ending June 30, 2017 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	152,238	$ 3.96
Restricted shares granted	539,100	$ 1.39
Restricted share awards vested	(9,375)	$ 4.04

Balance at June 30, 2017	681,963	$ 1.93

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of June 30, 2017, there was approximately $455,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 0.86 years.

10. Net Loss and Comprehensive Loss Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2017	2016	2017	2016
(In thousands, except per share amounts)

Numerator:

Net income/(loss)	$1,035	$(8,729)	$(2,643)	$(16,815)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	14,847	14,778	14,823	14,769
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	1	-	-	-

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	14,848	14,778	14,823	14,769

Basic net income/(loss) per share	$0.07	$(0.59)	$(0.18)	$(1.14)

Diluted net income/(loss) per share	$0.07	$(0.59)	$(0.18)	$(1.14)

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase.

For the three months ended June 30, 2017, there were no potentially dilutive stock options or common shares underlying warrants because the exercise prices are greater than or equal to the average market price of the common shares during the period. For the three months ended June 30, 2017, the Company excluded 4,414,588 shares underlying the Convertible Notes from the calculation of diluted net income/(loss) per share as their effect would be anti-dilutive due to the inclusion of the interest expense adjustment to net income under the as-converted method.

The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive and not included in the diluted weighted average number of shares of common stock outstanding for the six months ending June 30, 2017 and 2016 and the three months ending June 30, 2016.

The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2017 and 2016, as their effect would be anti-dilutive (in thousands):

	Six months ended June 30,
	2017	2016
Common shares underlying convertible notes	4,415	3,839
Outstanding stock options	2,790	1,644
Common shares underlying warrants	263	75
Unvested restricted stock	261	162
Unvested restricted stock units	10	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, whether the New Drug Application for our lead drug candidate Linhaliq is accepted for filing and subsequently approved by the FDA, our ability to maintain our collaboration agreement with Grifols, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue with our efforts towards approval of Linhaliq for non-cystic fibrosis bronchiectasis, or NCFBE, patients who have chronic lung infections with Pseudomonas aeruginosa.

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

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Linhaliq (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases of cystic fibrosis, or CF, and NCFBE. The formulations differ in the proportion of rapidly available and slow release ciprofloxacin. Linhaliq uses the slow release liposomal formulation (Lipoquin) mixed with a smaller amount of ciprofloxacin dissolved in an aqueous medium. We received orphan drug designations for Lipoquin for both of these indications in the United States and for CF in the EU. We have been granted orphan drug designation from the FDA for ciprofloxacin for inhalation for the management of bronchiectasis. We may seek orphan drug designation for other eligible product candidates we develop. In May 2014, the FDA designated Linhaliq as a Qualified Infectious Disease Product, or QIDP. The QIDP designation, granted for the treatment of NCFBE patients with chronic lung infections with Pseudomonas aeruginosa, makes Linhaliq eligible to benefit from certain incentives for the development of new antibiotics provided under the Generating Antibiotic Incentives Now Act (GAIN Act). These incentives include priority review and eligibility for fast-track status. In September 2014, we announced that the FDA granted Fast Track Designation to Linhaliq for NCFBE patients with chronic lung infections with Pseudomonas aeruginosa. In March 2016, we announced that the EMA had approved our request to review Linhaliq under the Centralised Authorisation Procedure drug review process; this procedure results in a single marketing authorization that is valid in all 28 European Union countries, as well as three European Economic Area countries. We requested, and were granted, the centralized pathway on the basis that Linhaliq represents a significant technical innovation for the potential treatment of non-cystic fibrosis bronchiectasis associated with chronic Pseudomonas aeruginosa infection.

In December 2016, we announced top-line results for the Phase 3 studies for Linhaliq in NCFBE, which consisted of the two worldwide, double-blind, placebo-controlled pivotal trials, ORBIT-3 and ORBIT-4, that were identical in design except for a pharmacokinetics sub-study that was conducted in one of the trials. We held pre-NDA meetings with the FDA in December 2016 and March 2017 to discuss our Phase 3 studies.

In July 2017, we submitted a New Drug Application, or NDA, to the FDA for Linhaliq for the treatment of NCFBE patients with chronic lung infections with P. aeruginosa. Pursuant to the Food and Drug Administration Modernization Act of 1997 (FDAMA) Sec. 115(a) and FDA guidance, Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products (May 1998), we submitted the Linhaliq NDA based on the positive pivotal clinical trial ARD-3150-1202 (ORBIT-4) and confirmatory evidence from Phase 3 study ARD-3150-1201 (ORBIT-3) and Phase 2b study ARD-3150-0902 (ORBIT-2), together with other supporting evidence from proprietary preclinical and clinical studies, as well as referencing other information about ciprofloxacin from publicly available sources.

The FDA has a 60-day filing review period to determine whether the NDA is complete and acceptable for filing.

In August 2013, we entered into a partnership with Grifols whereby we licensed to Grifols, on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of NCFBE and other indications pursuant to the Grifols License Agreement. The Company is responsible for developing its lead product candidate Linhaliq for the treatment of NCFBE, with Grifols funding $65 million for the development of this product. The Grifols-funded budget was fully utilized by the year ended December 31, 2015. We also received a milestone payment of $5 million upon initiation of this Phase 3 program. Additionally, Grifols will pay additional development milestone payments to us for up to a total of $20 million, including a $5 million milestone payment payable upon the filing of the U.S. NDA and the remainder contingent upon achieving first regulatory approvals of Linhaliq in the U.S., EU, Japan and China, along with royalty payments on net sales of the Aradigm products.

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

In October 2016, we announced that the U.K. Defence Science and Technology Laboratory, or Dstl has received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency, or DTRA for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Linhaliq and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors including Aradigm, will conduct research relating to the efficacy of Linhaliq and Lipoquin in animal models of Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Coxiella burnetii (Q-fever). As the most likely method for infection with biowarfare agents is via the pulmonary route, the main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract - the area of primary infection - and the liposomal formulation retains it there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections.

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

Revenue Recognition

Beginning January 1, 2017, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

Our contract revenues consist of revenues from grants, collaboration agreements and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. We have both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. Our performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate selling prices for development services, regulatory submission services, and product supply, we use a cost plus margin approach.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price, such as a regulatory submission by us. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our current licensing arrangements.

We have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in license, collaboration and other revenues when the customer obtains control of the goods, which is upon delivery.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 11 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2017 and December 31, 2016, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Adopting ASU No. 201-09, Revenue from Contracts with Customers, or the new revenue standard, involves significant estimates and judgments related to variable consideration and the constraint on variable consideration, including estimate of returns and the probability of development and regulatory milestones. Another significant area of judgment relates to the estimates of standalone selling prices and the allocation of discounts and variable consideration in allocating the transaction price. We expect that revenue will be recognized earlier under the new standard and may have more variability due to significant estimates involved in the new accounting.

Results of Operations

Three and six months ended June 30, 2017 and 2016

Our net income increased by $9.8 million for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. For the quarter ended June 30, 2017, the increase in net income resulted primarily from an increase in revenue of $7.7 million and a decrease in operating expenses of $1.9 million.

Our net loss decreased by $14.2 million for the six months ended June 30, 2017 as compared with the six months ended June 30, 2016. For the six months ended June 30, 2017, the decrease in our net loss resulted primarily from an increase in revenue of $9.4 million, a decrease in operating expenses of $5.6 million offset by an increase in interest and other expense of $0.7 million.

For both the three and six months ended June 30, 2017, the increase in revenue resulted from the adoption of Topic 606, the recognition of revenue allocated to partially satisfied performance obligations which are being recognized over time based on a cost-plus reasonable margin method, and a change in estimated variable consideration of $5.0 million for a regulatory milestone now considered probable and of which $4.5 million was allocated to performance obligations that were satisfied in prior periods. During the three and six months ended June 30, 2017, 50% and 80% of the total program spend for regulatory submission services were recognized, respectively, as compared to 0% for the three and six months ended June 30, 2016.

For both the three and six months ended June 30, 2017, the decrease in operating expense related to the completion of the Phase 3 clinical trials for Linhaliq in NCFBE in the fourth quarter of 2016. During both the three and six months ended June 30, 2017, the increase in interest expense was due to the Convertible Notes financing which took place in 2016. During both the three and six months ended June 30, 2017, the decrease in other income /(expense) compared to the three and six months ended June 30, 2016 resulted from the one-time financing costs allocated to the derivative liability and warrants which were expensed immediately upon the first closing of the Convertible Notes in the three months ended June 30, 2016.

Total revenue was $7.7 million for the three months ended June 30, 2017 as compared with $14,000 in the comparable period in 2016. For the three months ended June 30, 2017, we updated our expected consideration associated with milestone payments resulting in an addition of $5.0 million to the transaction price for the Grifols agreement, and we recorded $3.9 million, $3.3 million and $0.4 million in revenue under the Grifols agreement for research and development services performed in prior periods, regulatory submission services related to the filing of the NDA performed in the period, and the previously delivered license, respectively. No revenue was recognized for the aforementioned contract components in the comparable period.

Total revenue was $9.4 million for the six months ended June 30, 2017 as compared with $20,000 in the comparable period in 2016. For the six months ended June 30, 2017, we updated our expected consideration associated with milestone payments resulting in the addition of $5.0 million to the transaction price for the Grifols agreement, and we recorded $3.9 million, $4.9 million and $0.4 million in revenue under the Grifols agreement for the increase in variable consideration allocated to research and development services performed in prior periods, regulatory submission services related to the filing of the NDA performed in the period, and the previously delivered license, respectively. No revenue was recognized for the aforementioned contract components in the comparable period. Contract revenue—related party was zero for both the three and six months ended June 30, 2016 as we had fully utilized the $65 million of the Grifols-funded budget provided under the License Agreement for the Linhaliq NCFBE program. However due to the modified retrospective adoption of Topic 606, there has been a reallocation amongst the contract elements which resulted in a deferral of revenue that had previously been recognized for the reimbursement of the Phase 3 clinical studies and is now being recognized in 2017 as regulatory submission and approval services are performed.

Operating expenses were $5.7 million for the three months ended June 30, 2017, which represented a $1.9 million decrease from the three months ended June 30, 2016. Research and development expenses decreased $2.4 million and general and administrative expenses increased approximately $0.5 million as compared with the three months ended June 30, 2016. The decrease in research and development expenses was due to lower contract testing and clinical trial costs because the testing, labeling and packaging expenses for clinical supplies and the patient activities of the Linhaliq Phase 3 clinical trials were completed in 2016, offset by higher employee-related expenses, higher consulting expenses in support of the Linhaliq bronchiectasis regulatory process for US and EU approvals for market authorization and higher stock compensation expense. The increase in general and administrative expenses was primarily related to higher legal expense, higher non-cash stock compensation expense and higher consulting expenses.

Operating expenses were approximately $10.2 million for the six months ended June 30, 2017, which represented a $5.6 million decrease from the six months ended June 30, 2016. Research and development expenses decreased approximately $6.1 million and general and administrative expenses increased approximately $0.6 million. The decrease in research and development expenses was due to lower contract testing and clinical trial costs because the testing, labeling and packaging expenses for clinical supplies and the patient activities of the Linhaliq Phase 3 clinical trials were completed in 2016, the receipt and recording of the Australian research and development credit, offset by higher employee-related expenses, higher consulting expenses in support of the Linhaliq bronchiectasis regulatory process for US and EU approvals for market authorization and higher non-cash stock compensation expenses. General and administrative costs were higher primarily due to increased non-cash stock compensation expense.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we had an accumulated deficit of $447.1 million as of June 30, 2017 that included a net loss of $2.6 million for the six months ended June 30, 2017, which raises doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of June 30, 2017 will be sufficient to fund our operations throughout 2017, provided that we receive the $5 million milestone payment from Grifols upon our first regulatory filing. We will need to raise additional capital in 2017 to maintain our current level of product development activity. Accordingly, we anticipate raising additional capital in 2017 through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of our development programs or require us to dispose of our assets or technology.

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

Six months ended June 30, 2017

Total cash and cash equivalents decreased by approximately $10.6 million for the six months ended June 30, 2017. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $670,000 from the Australian Tax Office related to the Australian research and development program.

Six months ended June 30, 2016

Total cash and cash equivalents decreased by approximately $250,000 for the six months ended June 30, 2016, compared to December 31, 2015. The decrease reflects cash used in operating activities totaling $16.6 million and cash used in investing activities totaling $1.8 million during the six months ended June 30, 2016. The cash burn from operating and investing activities was offset by the receipt of $18.1 million in net proceeds from the first closing of the Convertible Note Financing.

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

We believe that our cash and cash equivalents of approximately $12 million as of June 30, 2017 will be sufficient to fund our operations through at least 2017 provided that we receive the $5 million milestone payment from Grifols upon our first regulatory filing for Linhaliq in the US or EU. We will not be able to maintain our current level of regulatory and product development activity unless we raise additional capital in 2017. Accordingly, we intend to raise additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. We cannot assure you that we will receive the $5 million milestone payment from Grifols, or when we will receive this payment, or that we will be successful in raising additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of our development programs, or potentially require disposal of assets or technology, and we may not be able to continue as a going concern.

**The FDA may not accept the NDA for our lead candidate Linhaliq for filing and, even if they do accept the NDA for filing, they may not approve Linhaliq for marketing.

We have focused primarily on the development of our leading product candidate Linhaliq for the treatment of NCFBE. In July 2017, we submitted the NDA for Linhaliq to the FDA based on the positive results from the ORBIT-4 study in the Phase 3 clinical program for Linhaliq and confirmatory evidence from the ORBIT-2 and ORBIT-3 studies. The FDA may choose to not accept our NDA for filing. For example, the FDA may conclude that our ORBIT-3 and ORBIT-4 studies in the Phase 3 clinical program for Linhaliq in NCFBE did not meet a finding of superiority based on the pre-specified endpoints. While we believe that our Phase 3 studies for Linhaliq support the filing of our NDA, we cannot assure you that the FDA will agree with our conclusions. In addition, there are lengthy and complex regulations that outline the standards for the content and format required for an NDA to be accepted for filing. If our NDA filing does not conform to these standards in the opinion of FDA, our NDA will not be accepted for filing. Even if our NDA submission is accepted for filing, the FDA retains complete discretion in deciding whether or not to approve the NDA. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for any of a variety of reasons, including a decision related to the safety or efficacy data for Linhaliq, or for any other issues that they may identify related to our development of Linhaliq for the treatment of NCFBE.

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

Our common stock is listed on the Nasdaq Capital Market, or NASDAQ. In order to maintain that listing, we must sustain a minimum market value of listed securities of $35 million or shareholders’ equity of at least $2.5 million, among other requirements for continued listing. On April 4, 2017, we received a notice from NASDAQ that we are not in compliance with NASDAQ’s Listing Rule 5550(b)(1), as we have not maintained a minimum of $2,500,000 in our shareholders’ equity. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on NASDAQ under the symbol “ARDM.” Pursuant to the NASDAQ Listing Rules, we had 45 days, or until May 19, 2017, to submit a plan to regain compliance with the minimum shareholders’ equity requirement. We submitted a plan to regain compliance and it was accepted by NASDAQ. As such, we were granted an extension of up to 180 days from the date of the notice, or until October 1, 2017, to evidence compliance. We cannot assure you that we will be able to demonstrate compliance with the continued listing standards by this extension time deadline or in the future, and we may remain subject to delisting. If NASDAQ delists our common stock, the delisting could adversely affect the market liquidity of our common stock and our ability to fund our operations.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer. The FDA has granted orphan drug designation for our liposomal ciprofloxacin product candidate and the designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval. Our ability to launch our product in the United States could be blocked if another similar product developed by our competitors is approved by the FDA for the same indication before our product, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and NCFBE and Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of bronchiectasis and in the United States and European Union for the treatment of CF. Bayer recently announced the results from the second of their two Phase 3 clinical trials of their inhaled ciprofloxacin dry powder formulation in NCFBE patients. There are also a number of other inhaled products under development to treat respiratory infections, including a nebulized levofloxacin by Raptor (acquired by Horizon) for CF and bronchiectasis, and a nebulized liposomal amikacin by Insmed for the treatment of Mycobacterium avium (a pulmonary non-tuberculous mycobacteria infection). These and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation drug product for the management of bronchiectasis. FDA also granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or NCFBE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For the NCFBE indication, Bayer recently announced the results of their second Phase 3 clinical trial with an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in NCFBE. Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of bronchiectasis and in the United States and European Union for the treatment of CF.

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

We used contract research organizations (CROs) to conduct our global Phase 3 clinical trials and are using contract research organizations for other analysis and testing activities. We may not be able to maintain satisfactory contract research arrangements or we may have contractual disputes with such CROs that could adversely impact the timelines for the delivery of data or other materials from the CRO. If our CROs are delayed in their activities or issues are uncovered regarding the quality of the data provided by the CROs it could result in significant delays in our Linhaliq program and adversely impact our ability to obtain regulatory approval for our product candidate.

Our commercialization strategy for certain of our product candidates depends on our ability to enter into or maintain agreements with collaborators, such as our collaboration with Grifols, and to obtain assistance and funding for the development and potential commercialization of our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we would over a proprietary development and commercialization program. We may determine that continuing a collaboration under the terms provided is not in our best interest and, if we are able to under the terms of the agreement, we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our products subject to collaborative arrangements may never be successfully commercialized. Under our existing collaboration agreement with Grifols, we have granted Grifols exclusive rights with respect to inhaled ciprofloxacin compounds for other indications besides the treatment of NCFBE, and we have limited ability to terminate that agreement.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of June 30, 2017, we have an accumulated deficit of approximately $447.1 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products in the near future, if ever. While our agreement with Grifols has resulted in reduced operating expenses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols we expect to continue to incur losses for the foreseeable future as we:

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

In addition, although our shares are currently listed by NASDAQ, we cannot assure you that we will be successful in maintaining a NASDAQ listing continuously or that we will be able to meet NASDAQ listing standards going forward. We received a notice on April 4, 2017 from NASDAQ that we are not in compliance with NASDAQ ‘s Listing Rule 5550(b)(1), as we have not maintained a minimum of $2,500,000 in our shareholder’s equity. Pursuant to the NASDAQ Listing Rules, we submitted a plan to regain compliance and it was accepted by NASDAQ. As such, we were granted an extension of up to 180 days from the date of the notice, or until October 1, 2017, to evidence compliance. We cannot assure you that we will be able to demonstrate compliance with the continued listing standards by this extension time deadline or in the future, and we may remain subject to delisting. The failure to maintain the NASDAQ listing for our common stock could adversely affect the price for, and liquidity of, our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (2)	Amended and Restated Bylaws of the Company, as amended.

3.13 (9)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, and 3.13.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.

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
Nancy E. Pecota
Vice President, Finance,
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Dated: August 11, 2017

INDEX TO EXHIBITS

Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (8)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.12 (2)	Amended and Restated Bylaws of the Company, as amended.

3.13 (9)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, and 3.13.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2015.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2015.
(9)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.

Aradigm, Pulmaquin, Lipoquin, AERx and AERx Essence are registered trademarks of Aradigm Corporation. Linhaliq is a registered trademark of Grifols, S.A.