Form 10-Q
period 2017-09-30
ARADIGM CORP
filed 2017-11-03
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at October 26, 2017)
Common	15,148,138

ARADIGM CORPORATION

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	37

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$12,594	$22,591
Restricted cash	—	1,006
Receivables	363	167
Prepaid and other current assets	630	1,037

Total current assets	13,587	24,801
Property and equipment, net	280	253
Other assets	92	—

Total assets	$13,959	$25,054

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$980	$711
Accrued clinical and cost of other studies	311	3,306
Accrued compensation	1,745	1,335
Deferred revenue – related party, current	3,874	—
Deferred revenue - other	155	—
Other accrued liabilities	1,155	496

Total current liabilities	8,220	5,848
Deferred rent	21	——
Deferred revenue – related party, non-current	349	5,000
Convertible debt - non-current, net of discount	2,339	2,212
Convertible debt – related party, non-current, net of discount	12,198	11,007

Total liabilities	23,127	24,067

Commitments and contingencies Shareholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at September 30, 2017 and December 31, 2016; issued and outstanding shares: 15,112,078 at September 30, 2017; 14,951,089 at December 31, 2016	441,826	439,406
Accumulated deficit	(450,994)	(438,419)

Total shareholders’ equity (deficit)	(9,168)	987

Total liabilities and shareholders’ equity (deficit)	$13,959	$25,054

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

As the Company elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2017 using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 7.

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Contract revenue – related party	$2,709	$40	$11,804	$40
Contract revenue	6	—	241	—
Grant revenue	13	10	51	30

Total revenue	2,728	50	12,096	70

Operating expenses:
Research and development	3,543	5,836	10,111	18,522
General and administrative	2,133	1,460	5,722	4,489
Restructuring and asset impairment	—	—	—	2

Total operating expenses	5,676	7,296	15,833	23,013

Loss from operations	(2,948)	(7,246)	(3,737)	(22,943)
Interest income	23	34	73	70
Interest expense	(970)	(898)	(2,882)	(1,475)
Other income (expense)	9	(76)	17	(653)

Net loss and comprehensive loss	$(3,886)	$(8,186)	$(6,529)	$(25,001)

Basic and diluted net loss per common share	$(0.26)	$(0.55)	$(0.44)	$(1.69)

Shares used in computing basic and diluted net loss per common share	14,860	14,782	14,836	14,774

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

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,529)	$(25,001)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85	90
Stock-based compensation expense	1,899	1,185
Amortization of convertible debt discount	1,318	643
Financing costs, derivative liability and warrants	—	997
Change in value of derivative liability	—	(386)
Changes in operating assets and liabilities:
Receivables	(196)	110
Prepaid and other current assets	407	2,196
Other assets	(92)	81
Accounts payable	269	(1,011)
Accrued compensation	854	184
Current deferred revenue – related party	(6,647)	—
Accrued liabilities	(2,336)	(693)
Deferred rent	21	(37)
Facility lease exit obligation	—	(104)

Net cash used in operating activities	(10,947)	(21,746)

Cash flows from investing activities:
Transfer to/from restricted cash	1,006	(2,016)
Capital expenditures	(112)	(69)

Net cash provided by (used in) investing activities	894	(2,085)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	3,050
Proceeds from issuance of convertible debt – related party	—	19,950
Proceeds from issuance of common stock	56	60
Payments for debt issuance costs	—	(2,192)

Net cash provided by financing activities	56	20,868

Net decrease in cash and cash equivalents	(9,997)	(2,963)
Cash and cash equivalents at beginning of period	22,591	31,462

Cash and cash equivalents at end of period	$12,594	$28,499

Supplemental disclosure of non-cash financing activities:
Reclassification of derivative liability to equity	—	8,362
Reclassification of warrants to equity	—	11
Debt discount from warrants	—	662
Accrued financing costs	—	221
Supplemental disclosure of non-cash activities:
Cumulative effect of adoption of new accounting standards	6,046	—
Stock issued in payment of officer bonus	444	—

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

September 30, 2017

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

Liquidity and Going Concern

The Company has incurred significant operating losses and negative cash flows from operations. At September 30, 2017, the Company had an accumulated deficit of $451.0 million that includes a net loss of $6.5 million, working capital of $5.4 million and shareholders’ deficit of $9.2 million. The Company’s current assets of $13.6 million exceed current liabilities of $8.2 million by $5.4 million. The Company believes that its cash and cash equivalents of approximately $12.6 million as of September 30, 2017 will be sufficient to fund its operations at least through 2017. The Company will need to raise additional capital in 2017 or early in 2018 to maintain the Company’s operations for the ensuing twelve months, including efforts to obtain approval to market its leading product candidate Linhaliq™ in the US and EU. Accordingly, the Company anticipates raising additional capital in 2017 or early in 2018, through issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of its development programs or dispose of assets or technology.

The factors discussed above raise doubt about the Company’s ability to continue as a going concern. As stated above, the Company believes that its cash and cash equivalents of approximately $12.6 million as of September 30, 2017 are sufficient to fund its operations at least through 2017. However, since cash and cash equivalents are insufficient to fund the Company’s operations for the ensuing twelve months from the filing of this report, there is substantial doubt about the Company’s ability to continue to operate as a going concern. While recoverability of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, accruals for operating expenses, assumptions for valuing options and warrants, and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Restricted Cash

The Company classifies transfers to or from the restricted cash balance in the statement of cash flows based on the nature of the restriction. At September 30, 2017, the Company had no restricted cash.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received from the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

The Company’s contract revenues consist of revenues from grants, collaboration agreements, and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in license, collaboration, and other revenues when the customer obtains control of the goods, which is upon delivery.

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

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have revenue of less than AUD $20.0 million and cannot be controlled by income tax exempt entities. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained, and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date.

The Company recognizes the funds related to its Australian research and development tax incentives that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is refundable regardless of whether any Australian tax is owed. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred, and the amount of the consideration can be reliably measured. During the nine months ended September 30, 2017, the Company offset its research and development costs by $0.9 million through the recognition of tax incentive credits.

Stock-Based Compensation

The Company accounts for share-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value-based method, for all costs related to share-based payments including stock options and restricted stock awards and stock issued under the employee stock purchase plan. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 9 for further discussion of the Company’s stock-based compensation plans.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including the historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If the Company does not consider it more likely than not that it will recover its deferred tax assets, the Company records a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. At September 30, 2017, and December 31, 2016, the Company believed that the amount of its deferred income taxes would not be ultimately recovered. Accordingly, the Company recorded a full valuation allowance for deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets the Company would recognize a benefit to its tax provision in the period in which it determines that it is more likely than not that it will recover its deferred tax assets.

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three and nine months ended September 30, 2017 and 2016 because the inclusion of such shares would have had an anti-dilutive effect.

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

In March 2016, the FASB issued Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. The Company adopted this ASU as of the beginning of fiscal 2017. The treatment of forfeitures has changed as the Company has elected to discontinue its past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $22,000, net of tax.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar to current accounting standards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.

3. Cash and Cash Equivalents

At September 30, 2017, and December 31, 2016, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at September 30, 2017, consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At September 30, 2017, other accrued liabilities consisted of accrued expenses for interest of $863,000, expenses for services of $178,000 and payroll withholding liabilities of $114,000. The liability for accrued interest of $863,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of September 30, 2017. At December 31, 2016, other accrued liabilities consisted of accrued expenses for interest of $340,000, expenses for services of $105,000 and payroll withholding liabilities of $51,000.

6. Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering, or the Convertible Note Financing, consisting of $23 million in aggregate principal amount of 9% senior convertible notes convertible into shares of common stock, or the Convertible Notes, and 263,436 warrants to purchase shares of the Company’s common stock or the Warrants. The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted.

The Convertible Notes are senior unsecured and unsubordinated obligations; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated and are effectively subordinated in right of payment to the Company’s existing and future secured indebtedness. On or after December 1, 2017, the Company may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of the Company’s common stock is at any time equal to or greater than 200% of the conversion price then in effect for at least twenty trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Indenture provides for customary events of default which may result in the acceleration of the maturity of the Notes, including, but not limited to, cross acceleration to certain other indebtedness of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in the aggregate principal amount of the then outstanding Convertible Notes may declare all the Convertible Notes to be due and payable immediately.

The Warrants have a five-year term and are exercisable at $5.21 per share of common stock. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders.

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the first closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 22.9% for the three and nine months ended September 30, 2017.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 16.24% for the three and nine months ended September 30, 2017.

The financing costs of $2.4 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrants and Convertible Note components based on their relative fair values. Financing costs of $1.4 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. For the three and nine months ended September 30, 2016, financing costs of $61,000 and $997,000 respectively, allocated to the derivative liability and Warrant components were expensed and are included in other expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of September 30, 2017, the Convertible Notes consisted of the following:

September 30, 2017
(in thousands, except conversion rate and conversion price)
Principal value	$23,000
Unamortized debt discount	(7,357)
Unamortized debt issuance costs	(1,106)

Carrying value of the convertible notes	$14,537
Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three and nine months ended September 30, 2017, the Company recognized interest expense associated with its Convertible Notes as follows:

	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
	(in thousands)	(in thousands)
Cash Interest Expense
Coupon interest expense	$517	$1,557
Noncash Interest Expense
Amortization of debt discount	393	1,143
Amortization of transaction costs	60	174

	$970	$2,874

As of September 30, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 3.59 years. The if-converted value as of September 30, 2017 does not exceed the principal balance of the Convertible Notes. Accrued interest payable on September 30, 2017 is $863,000 and is included in other accrued liabilities. For more information on the Company’s accounting for Convertible Notes and Warrants, see Note 7 to the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. For the nine months ended September 30, 2017, interest expense on the Company’s Consolidated Statement of Operations and Comprehensive Loss is primary composed of interest expense associated with the Convertible Notes but also includes $8,000 of other miscellaneous interest expense.

7. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2017, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

The adoption of the new revenue recognition guidance resulted in increases of $6.0 million in deferred revenue and the accumulated deficit as of January 1, 2017. For the three and nine months ended September 30, 2017, revenue increased by $2.6 million and $11.7 million, respectively, for services performed in the period which under the prior milestone recognition methodology would not be recognized until the milestone was achieved. For the three and nine months ended September 30, 2017, net loss decreased by $2.6 million and $11.7 million, and basic and diluted net loss per share decreased by $0.18 and $0.79 per share, respectively.

The following table shows the reconciliation of contract liabilities from what was disclosed in the Form 10-K for the year ended December 31, 2016 and gives effect to the modified retrospective adoption of the revenue guidance on January 1, 2017 (in thousands):

Deferred Revenue, balance at December 31, 2016	$5,000
Changes in estimated consideration	—
Unsatisfied performance obligations	6,026

Deferred Revenue, balance at January 1, 2017	$11,026

Revenue Recognition

Revenues are recognized for services as they are satisfied over time, and the Company recognizes revenue for licenses of functional intellectual property at the point in time the customer can use and benefit from the license.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2017.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract Assets	$—	$13	$—	$13
Contract Liabilities: Deferred Revenue	$11,026	$5,356	$(12,004)	$4,378

During the nine months ended September 30, 2017, the Company recognized the following revenues (in thousands).

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$7,083
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	4,521

Performance obligations satisfied from new activities in the period - contract revenue	441
Performance obligations satisfied from new activities in the period - grant revenue	51

Total revenue	$12,096

8. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 8 to the audited consolidated financial statements included in Part II, Item 8 of the 2016 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction. Grifols is a 35% shareholder and, thus, a related party of the Company.

Upon adoption of ASU No. 2014-09, the Company deferred $6.0 million for the portion of the transaction price allocated to development phase services delivered prior to January 1, 2017, which under the new guidance is allocated to unsatisfied (or partially satisfied) performance obligations as of January 1, 2017. As a result of adoption, an additional $2.7 million and $11.8 million of contract revenue was recognized for performance obligations satisfied during the three and nine months ended September 30, 2017, respectively. Under the License Agreement, the Company is eligible to receive up to $25.0 million in payments upon the achievement of regulatory filing and approval milestones. As of September 30, 2017, the Company has achieved two of the six milestones and has received $10.0 million in payments.

The Company’s performance obligations include those related to the worldwide license to commercialize products developed from the collaboration development services for Phase 3 clinical trials that were completed as of December 31, 2016, regulatory submission services for the first indication that were complete as of September 30, 2017, and regulatory approval services in the US and EU for the first indication. In addition, the Company identified that Grifols has an option that will create manufacturing obligations for the Company upon exercise by the customer. Further, these customer options for manufacturing services were evaluated and do not include a material right.

Milestone payments related to regulatory approval services are considered variable consideration and excluded from the transaction price as of the date of adoption. In the second quarter of 2017, the Company determined that the $5.0 million milestone payment associated with NDA submission (the first regulatory filing) is probable and updated the estimated transaction price accordingly. The milestone payment was allocated to the performance obligations based upon relative estimated selling prices resulting in recognition of $4.5 million for performance obligations that had been satisfied in prior periods. Milestone payments related to regulatory approval services have been excluded from the transaction price for the quarter ended September 30, 2017.

The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

The Company has deferred $4.2 million of the transaction price in the Grifols’ arrangement that is allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2017.

9. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs and expenses:
Research and development	$368	$190	$1,001	$564
General and administrative	368	196	898	621

Total stock-based compensation expense	$736	$386	$1,899	$1,185

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2017, and 2016. Since the Company did not record a tax provision during the quarters ended September 30, 2017, and 2016, there was no recognized tax benefit associated with stock-based compensation expense.

In March 2016, the Company granted to the Officers certain stock option bonus awards, (contingent upon shareholder approval that was received in June 2016) that vested based upon meeting certain specified company-wide performance goals. In June 2017, the Company granted to the Officers additional stock awards whose vesting was also dependent upon meeting specified company-wide performance goals. These options and stock awards were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. In June 2017, the Company also canceled certain officer stock option awards made in March 2016 as the specified company-wide performance goal was not achieved.

Stock Option Plans: 2005 Equity Incentive Plan (the “2005 Plan”), and 2015 Equity Incentive Plan (the “2015 Plan”)

On March 13, 2015, the Board adopted and, on May 14, 2015, the Company’s shareholders approved, the 2015 Plan. The 2015 Plan replaces the Company’s 2005 Plan, which expired in March 2015. The 2015 Plan is intended to promote the Company’s long-

term success and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers, employees, advisors, consultants and independent contractors, and allows the flexibility to grant a variety of awards to eligible individuals, thereby strengthening their commitment to the Company’s success and aligning their interests with those of the Company’s shareholders. In April 2017, the Company’s Board of Directors amended, and in June 2017 the Company’s shareholders approved, the amendment to the 2015 Plan increasing the shares of common stock authorized for issuance by 2,500,000 shares.

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the nine months ended September 30, 2017:

Shares Available for Future Grant
Balance at January 1, 2017	1,510,272
Increase in authorized shares	2,500,000
Options granted	(1,046,401)
Options canceled	179,963
Awards granted	(539,100)

Balance at September 30, 2017	2,604,734

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,923,595	$6.86
Options granted	1,046,401	$1.73
Options canceled	(179,963)	$6.82

Outstanding at September 30, 2017	2,790,033	$4.94	7.97	$2,652,746

Exercisable at September 30, 2017	1,945,931	$5.57	7.67	$1,408,304

No stock options were exercised during the nine months ended September 30, 2017. The total amount of unrecognized compensation cost related to non-vested stock options and stock purchases was $1.4 million as of September 30, 2017. This amount will be recognized over a weighted average period of 1.11 years. There also was $221,000 of unrecognized compensation expense related to the current ESPP offering period that is expected to be recognized through March 2019. During the quarter ended March 31, 2017 the Board approved the issuance of approximately 360,000 stock options in aggregate, which vested immediately, to the Company’s Officers in lieu of a cash bonus for their performance in 2016. The Company charged approximately $444,000 to accrued bonuses which were outstanding at December 31, 2016 related to these shares.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the nine months ending September 30, 2017 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	152,238	$3.96
Restricted shares granted	539,100	$1.39
Restricted share awards vested	(43,588)	$2.24

Balance at September 30, 2017	647,750	$1.94

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of September 30, 2017, there was approximately $352,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 0.59 years.

10. Net Loss and Comprehensive Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine months ending September 30, 2017 and 2016.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2017 and 2016, as their effect would be anti-dilutive (in thousands):

	Nine months ended September 30,
	2017	2016
Common shares underlying convertible notes	4,415	4,263
Outstanding stock options	2,790	1,686
Common shares underlying warrants	263	334
Unvested restricted stock	227	157
Unvested restricted stock units	10	10

11. Lease Commitment

The Company has entered into an amendment of the current lease for a building containing offices, laboratory, and manufacturing facilities, through March 31, 2023. The lease calls for annual minimum rental payments that increase at the rate of 3.5% per annum throughout the lease term. In accordance with U.S. generally accepted accounting principles, the Company recognizes rent expense on a straight-line basis. The Company recorded deferred rent for the difference between the amounts paid and recorded as an expense. At September 30, 2017, the Company had $21,000 in deferred rent.

The landlord has a one-time termination right upon twelve months written notice to be delivered between January 1, 2018 and June 30, 2018. If the Company is unable to raise $20 million in new funding before the termination notice date, the Company has a one-time right to terminate the lease in its entirety effective September 30, 2018. Subsequent to December 31, 2018, if the lease is not terminated, the Company has the right to a one-time tenant improvement allowance of approximately $364,000.

If the lease is not terminated early in accordance with its terms the Company’s future minimum rental payments required under the operating lease as of September 30, 2017, are as follows:

For the year ended September 30,	(in thousands)
2018	$478
2019	495
2020	512
2021	530
2022	548
Thereafter	279

Total	$2,842

For the three and nine months ended September 30, 2017, base rental expense was approximately $152,000 and $363,000, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, whether the New Drug Application for our lead drug candidate Linhaliq is approved by the FDA, our ability to maintain our collaboration agreement with Grifols, our ability to implement our product development strategy, the success of product development efforts, obtaining and enforcing patents important to our business, clearing the lengthy and expensive regulatory approval process and possible competition from other products. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate that completed two Phase 3 clinical trials, Linhaliq inhaled ciprofloxacin, formerly known as Pulmaquin®. We also invested considerable effort into the development of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin candidate products.

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

In September 2017, the FDA completed the 60-day filing review period and accepted the NDA for filing. The PDUFA (Prescription Drug User Fee Act) goal date for completion of the FDA review of the Linhaliq NDA is January 26, 2018.

In August 2013, we entered into a partnership with Grifols whereby we licensed to Grifols, on an exclusive, world-wide basis, our inhaled liposomal ciprofloxacin product candidates for the indication of NCFBE and other indications pursuant to the Grifols License Agreement. The Company is responsible for developing its lead product candidate Linhaliq for the treatment of NCFBE, with Grifols funding $65 million for the development of this product. The Grifols-funded budget was fully utilized by the year ended December 31, 2015. We also received milestone payments of $5 million upon initiation of the Phase 3 program and $5 million upon the filing of the U.S. NDA. Additionally, Grifols will pay additional development milestone payments to us for up to a total of $15 million, including a $5 million milestone payment payable upon U.S. approval of Linhaliq and the remainder contingent upon achieving first regulatory approvals of Linhaliq in the EU, Japan and China, along with royalty payments on net sales of the Aradigm products.

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2017, the National Institute of Allergy and Infectious Diseases (NIAID) and National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant to investigate the treatment of two pulmonary non-tuberculous mycobacteria (PNTM) infections, Mycobacterium avium (M. avium) and Mycobacterium abscessus (M. abscessus), with Linhaliq and Lipoquin. Aradigm will work together with Oregon State University, Corvallis (OSU), who will lead the laboratory research as a part of the consortium funded by this two year grant of approximately $972,000.

According to a report from NIH based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. From 1997 to 2007, the annual prevalence significantly increased from 20 to 47 cases per 100,000 persons, or 8.2% per year. Forty-four percent of PNTM-affected people in the study had bronchiectasis compared to 1% in the non-PNTM cases, pointing to an important co-morbidity. PNTM infections are common also in patients with other chronic lung conditions, such as CF and emphysema.

The Phase II SBIR grant builds upon the encouraging results demonstrated in the Phase I SBIR grant that found both Linhaliq and Lipoquin to have significant efficacy against M. avium complex and M. abscessus infection. The current standard of treatment of mycobacterial infections is the simultaneous use of multiple antibiotics, and the Phase II grant will focus on combination therapies using a variety of techniques that were used and developed in the Phase 1 stage of this Research.

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

In September 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Linhaliq significantly reduced PNTM with M. abscessus using once daily respiratory tract dosing in mice that had established colonization with this microorganism. After 3 weeks of treatment, the number of CFUs in the lungs was significantly reduced (p<0.05) by 95.2% and 96.1% by Lipoquin and Linhaliq, respectively; after 6 weeks of treatment, the CFUs were further reduced (p<0.05) by 99.7% and 99.4% for Lipoquin and Linhaliq, respectively. In contrast, unencapsulated ciprofloxacin had no effect.

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

In October 2016, we announced that the U.K. Defence Science and Technology Laboratory, or Dstl has received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency, or DTRA for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Linhaliq and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors including Aradigm, commenced research related to the efficacy of Linhaliq and Lipoquin in animal models of a number of life threatening or severely debilitating infections including Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Coxiella burnetii (Q-fever). As the most likely method for infection with biowarfare agents is via the pulmonary route, the main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract—the area of primary infection—and the liposomal formulation retains it there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections.

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

Our contract revenues consist of revenues from grants, collaboration agreements, and feasibility studies. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and royalties on net product sales. We have both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for the future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in license, collaboration, and other revenues when the customer obtains control of the goods, which is upon delivery.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2017 and December 31, 2016, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Adopting ASU No. 201-09, Revenue from Contracts with Customers, or the new revenue standard, involves significant estimates and judgments related to variable consideration and the constraint on variable consideration, including an estimate of returns and the probability of development and regulatory milestones. Another significant area of judgment relates to the estimates of standalone selling prices and the allocation of discounts and variable consideration in allocating the transaction price. We expect that revenue will be recognized earlier under the new standard and may have more variability due to significant estimates involved in the new accounting.

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Our net loss decreased by $4.3 million for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. For the quarter ended September 30, 2017, the decrease in net loss resulted primarily from an increase in revenue of $2.7 million and a decrease in operating expenses of $1.6 million.

Our net loss decreased by $18.5 million for the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the decrease in our net loss resulted primarily from an increase in revenue of $12.0 million, a decrease in operating expenses of $7.2 million offset by an increase in interest and other expense of $0.7 million.

For both the three and nine months ended September 30, 2017, the increase in revenue resulted from the adoption of ASU No. 2014-09 and the recognition of revenue allocated to partially satisfied performance obligations which are being recognized over time based on a cost-plus reasonable margin method. During the nine months ended September 30, 2017, we made a change in estimated variable consideration and included the $5.0 million milestone for filing the U.S. NDA in the transaction price. Of the $5 million, we recognized $4.5 million that was allocated to performance obligations satisfied in prior periods. During the three and nine months ended September 30, 2017, 20% and 98% of the total program spend for regulatory submission services were recognized, respectively, as compared to 0% for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2017, 31% of the total program spend for regulatory approval services was recognized, as compared to 0% for the three and nine months ended September 30, 2016.

For both the three and nine months ended September 30, 2017, the decrease in operating expense related to the completion of Phase 3 clinical trials for Linhaliq in NCFBE in the fourth quarter of 2016. During both the three and nine months ended September 30, 2017, the increase in interest expense was due to the Convertible Notes financing which took place in 2016. During both the three and nine months ended September 30, 2017, the decrease in other income /(expense) compared to the three and nine months ended September 30, 2016 resulted from the one-time financing costs allocated to the derivative liability and warrants which were expensed immediately upon the first closing of the Convertible Notes in the three months ended June 30, 2016.

Total revenue was $2.7 million for the three months ended September 30, 2017, as compared with $50,000 in the comparable period in 2016. For the three months ended September 30, 2017, we recorded $1.3 million and $1.4 million in revenue under the Grifols agreement for regulatory submission services related to the filing of the NDA, and regulatory approval services related to the NDA, respectively. No revenue was recognized for the aforementioned contract components in the comparable period.

Total revenue was $12.1 million for the nine months ended September 30, 2017, as compared with $70,000 in the comparable period in 2016. For the nine months ended September 30, 2017, we updated our expected consideration associated with milestone payments resulting in the addition of $5.0 million to the transaction price for the Grifols agreement, and we recorded $3.9 million, $6.2 million, $1.4 million and $0.4 million in revenue under the Grifols agreement for the increase in variable consideration allocated to research and development services performed in prior periods, regulatory submission services related to the filing of the NDA performed in the period, regulatory approval services related to the NDA performed in the period and the increase in variable consideration allocated to the previously delivered license, respectively. No revenue was recognized for the aforementioned contract components in the comparable period. Contract revenue—related party was zero for both the three and nine months ended September 30, 2016, as we had fully utilized the $65 million of the Grifols-funded budget provided under the License Agreement for the Linhaliq NCFBE program. However, due to the modified retrospective adoption of ASU 2014-09, there has been a reallocation amongst the contract elements which resulted in a deferral of revenue that had previously been recognized for the reimbursement of Phase 3 clinical studies and is now being recognized in 2017 as regulatory submission and approval services are performed.

Operating expenses were $5.7 million for the three months ended September 30, 2017, which represented a $1.6 million decrease from the three months ended September 30, 2016. Research and development expenses decreased $2.3 million and general and administrative expenses increased approximately $0.7 million as compared with the three months ended September 30, 2016. The decrease in research and development expenses was due to lower contract testing and clinical trial costs because the testing, labeling and packaging expenses for clinical supplies and the patient activities of the Linhaliq Phase 3 clinical trials were completed in 2016, offset by higher employee-related expenses, higher consulting expenses in support of the Linhaliq bronchiectasis regulatory process for US and EU approvals for market authorization and higher stock compensation expense. The increase in general and administrative expenses was primarily related to higher performance bonus expense, higher legal expense, higher non-cash stock compensation expense and higher consulting expenses.

Operating expenses were approximately $15.8 million for the nine months ended September 30, 2017, which represented a $7.2 million decrease from the nine months ended September 30, 2016. Research and development expenses decreased approximately $8.4 million and general and administrative expenses increased approximately $1.2 million. The decrease in research and development expenses was due to lower contract testing and clinical trial costs because the testing, labeling and packaging expenses for clinical supplies and the patient activities of the Linhaliq Phase 3 clinical trials were completed in 2016, the receipt and recording of the Australian research and development credit, offset by higher employee-related expenses, higher consulting expenses in support of the Linhaliq bronchiectasis regulatory process for US and EU approvals for market authorization and higher non-cash stock compensation expenses. The increase in general and administrative expenses was primarily related to higher performance bonus expense, higher legal expense, higher non-cash stock compensation expense, higher consulting expenses and higher corporate insurance expense.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we had an accumulated deficit of $451.0 million as of September 30, 2017, that included a net loss of $6.5 million for the nine months ended September 30, 2017, which raises doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of September 30, 2017, will be sufficient to fund our operations at least through 2017. We will need to raise additional capital in 2017 or early 2018 to maintain our current level of product development activity. Accordingly, we anticipate raising additional capital in 2017 or early 2018 through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of our development programs or require us to dispose of our assets or technology.

In 2016, we sold $23,000,000 in aggregate principal amount of our Convertible Notes and 263,436 related warrants to purchase our common stock in the Note Financing. The Note Financing consisted of two closings, one on April 25, 2016, and one on July 14, 2016. The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016, and the Convertible Notes will mature on May 1, 2021, unless earlier redeemed or converted. The Convertible Notes are senior unsecured and unsubordinated obligations; rank equal in right of payment to our existing and future unsecured indebtedness that is not subordinated and are effectively subordinated in right of payment to our existing and future secured indebtedness. The Convertible Notes are also initially convertible into our common stock at a conversion rate of 191.9386 shares of common stock per $1,000 principal amount of Convertible Notes, representing an initial effective conversion price of $5.21 per share of common stock.

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

Nine months ended September 30, 2017

Total cash and cash equivalents decreased by approximately $10.0 million for the nine months ended September 30, 2017. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $670,000 from the Australian Tax Office related to the Australian research and development program and the receipt of the $5.0 million milestone payment related to the submission of the U.S. NDA under the Grifols contract.

Nine months ended September 30, 2016

Total cash and cash equivalents decreased by approximately $3.0 million for the nine months ended September 30, 2016. The decrease reflects cash used in operating activities totaling $21.7 million and cash used in investing activities totaling $2.1 million during the nine months ended September 30, 2016. The cash burn from operating and investing activities was offset by the receipt of $20.9 million in net proceeds from the Note Financing.

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

In August 2017, Insmed filed a Preliminary Response. In November 2017, PTAB will decide whether to institute post grant review of the ‘845 Patent. If the PGR is instituted, PTAB should issue a Final Written Decision addressing validity of patent claim(s) within 18 months of the filing date.

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

Risks Related to Our Business

**Although our financial statements have been prepared on a going concern basis, we will require additional financing to finance our operating expenses and fulfill our business plan.

Our independent registered public accounting firm for the fiscal year ended December 31, 2016 has indicated in its audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K, that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents of approximately $12.6 million as of September 30, 2017 will be sufficient to fund our operations through at least 2017. We will not be able to maintain our current level of regulatory and product development activity unless we raise additional capital in 2017 or early 2018. Accordingly, we intend to raise additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our leading product candidate Linhaliq. We cannot assure you that we will be successful in raising additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of our development programs, or potentially require disposal of assets or technology, and we may not be able to continue as a going concern.

**The FDA may not approve Linhaliq for marketing.

We have focused primarily on the development of our leading product candidate Linhaliq for the treatment of NCFBE. In July 2017, we submitted the NDA for Linhaliq to the FDA based on the positive results from the ORBIT-4 study in the Phase 3 clinical program for Linhaliq and confirmatory evidence from the ORBIT-2 and ORBIT-3 studies. While the FDA accepted our NDA submission for filing, the FDA retains complete discretion in deciding whether or not to approve the NDA. Additionally, the FDA has indicated that it plans to convene an Advisory Committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA should be approved and under what conditions. The FDA is not bound by the recommendations of an Advisory Committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for any of a variety of reasons, including a decision related to the safety or efficacy data for Linhaliq, or for any other issues that they may identify related to our development of Linhaliq for the treatment of NCFBE.

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

We are aware of a number of companies that are developing or have developed therapies to address indications we are targeting, including major pharmaceutical companies such as Bayer. The FDA has granted orphan drug designation for our liposomal ciprofloxacin product candidate and the designation provides the opportunity to obtain market exclusivity for seven years from the date of the FDA’s approval. Our ability to launch our product in the United States could be blocked if another similar product developed by our competitors is approved by the FDA for the same indication before our product, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For example, Bayer is developing an inhaled dry powder formulation of ciprofloxacin for the treatment of respiratory infections in CF and NCFBE and Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of bronchiectasis and in the United States and European Union for the treatment of CF. Bayer has filed an NDA for U.S. approval and was granted Priority Review. The FDA has scheduled an Advisory Committee for review of Bayer’s dry powder ciprofloxacin for the treatment of bronchiectasis for November 16, 2017.

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

**Because our inhaled ciprofloxacin programs may rely on the FDA’s and EMA’s grant of orphan drug designation for potential market exclusivity, the product may not be able to obtain market exclusivity and could be barred from the market in the US for up to seven years or European Union for up to ten years.

The FDA has granted orphan drug designation for our liposomal ciprofloxacin drug product candidate for the management of CF and BE and to our ciprofloxacin for inhalation drug product for the management of bronchiectasis. FDA also granted orphan drug designation to our proprietary drug product of liposomal ciprofloxacin for the management of CF. Orphan drug designation is intended to encourage research and development of new therapies for diseases that affect fewer than 200,000 patients in the United States. The designation provides the opportunity to obtain market exclusivity, even in the absence of a granted patent or other intellectual property protection, for seven years from the date of the FDA’s approval of an NDA. However, the market exclusivity is granted only to the first chemical entity to be approved by the FDA for a given indication. Therefore, if another similar inhaled ciprofloxacin product were to be approved by the FDA for a CF or NCFBE indication before our product, then we may be blocked from launching our product in the United States for seven years, unless we are able to demonstrate to the FDA clinical superiority of our product on the basis of safety or efficacy. For the NCFBE indication, Bayer has obtained orphan drug status for their inhaled powder formulation of ciprofloxacin in the United States for the treatment of bronchiectasis and in the United States and European Union for the treatment of CF. Bayer has filed an NDA for U.S. approval and the FDA has scheduled an Advisory Committee for review of Bayer’s dry powder ciprofloxacin for the treatment of bronchiectasis for November 16, 2017.

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

We must be able to commercialize products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us or our collaborator Grifols to use our technologies or commercialize products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues. For example, we are aware of patents recently issued in the U.S. and assigned to Insmed with claims covering methods of treatment with quinolone antibiotics, which includes ciprofloxacin, against pulmonary infections and have filed a PGR petition in the PTAB challenging the validity of the claims of the Insmed patent. In a PGR, a petitioner may request that the PTAB reconsider the validity of issued patent claims and any patent claim PTAB determines to be unpatentable is stricken from the challenged patent. In August 2017, Insmed filed a Preliminary Response to our petition. In November 2017, PTAB will decide whether to institute post grant review of the ‘845 Patent. We cannot assure you that the PTAB will decide to institute a review and, even if such review were to occur, PTAB may not decide the petition in our favor.

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

We have never been profitable and have incurred significant losses in each year since our inception. As of September 30, 2017, we have an accumulated deficit of approximately $451.0 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products in 2017, if ever. While our agreement with Grifols has resulted in reduced operating expenses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols we expect to continue to incur losses for the foreseeable future as we:

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

If we market any approved products in foreign countries, we will be subject to different laws and regulations, particularly with respect to intellectual property rights and regulatory approval. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We will not obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenues. In addition, in order to market our products in foreign jurisdictions, we and our present and future collaborators must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. We may not be able to obtain regulatory approvals in such jurisdictions and we may have to incur significant costs in obtaining or maintaining any foreign regulatory approvals. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our business would be impaired as we could not earn revenues from sales in those countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Certificate of Determination of Series A Junior Participating Preferred Stock.

3.3 (3)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

3.4 (2)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.5 (2)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.6 (4)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.7 (4)	Certificate of Amendment of Certificate of Determination of Series A Junior Participating Preferred Stock.

3.8 (5)	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.

3.9 (6)	Certificate of Correction to Certificate of Amendment of Articles of Incorporation of the Company.

3.10 (7)	Certificate of Amendment of Articles of Incorporation of the Company.

3.11 (2)	Amended and Restated Bylaws of the Company, as amended.

3.12 (8)	Certificate of Amendment of the Amended and Restated Bylaws of the Company.

3.13	Fifth Amendment to Lease with HCP Estates USA Inc.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, and 3.12.

4.2 (1)	Specimen common stock certificate.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Form S-1 (No. 333-04236) filed on April 30, 1996, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 1998.
(3)	Incorporated by reference to the Company’s Form S-3 (No. 333-76584) filed on January 11, 2002, as amended.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2010.
(7)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.
(8)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2015.

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

Dated: November 3, 2017