Form 10-Q
period 2018-03-31
ARADIGM CORP
filed 2018-05-15
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 04, 2018)
Common	15,211,472

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,395	$7,095
Receivables	183	200
Prepaid and other current assets	709	389

Total current assets	2,287	7,684
Property and equipment, net	256	289
Other assets	92	92

Total assets	$2,635	$8,065

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$834	$903
Accrued clinical and cost of other studies	523	274
Accrued compensation	613	1,643
Deferred revenue – related party, current	633	1,900
Deferred revenue – other	154	183
Other accrued liabilities	1,015	563

Total current liabilities	3,772	5,466
Deferred rent	43	32
Deferred revenue – related party, non-current	42	90
Convertible debt – non-current, net of discount	2,427	2,382
Convertible debt – related party, non-current, net of discount	13,064	12,626

Total liabilities	19,348	20,596

Commitments and contingencies Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 35,045,765 at March 31, 2018 and December 31, 2017; issued and outstanding shares: 15,211,472 at March 31, 2018; 15,170,200 at December 31, 2017	443,259	442,639
Accumulated deficit	(459,972)	(455,170)

Total shareholders’ deficit	(16,713)	(12,531)

Total liabilities and shareholders’ deficit	$2,635	$8,065

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Contract revenue, related party	$1,315	$1,623
Contract revenue	29	39
Grant revenue	129	31

Total revenue	1,473	1,693

Operating expenses:
Research and development	3,568	2,774
General and administrative	1,714	1,678

Total operating expenses	5,282	4,452

Loss from operations	(3,809)	(2,759)
Interest income	15	28
Interest expense	(1,004)	(953)
Other income (expense), net	(4)	6

Net loss and comprehensive loss	$(4,802)	$(3,678)

Basic and diluted net loss per common share	$(0.32)	$(0.25)

Shares used in computing basic and diluted net loss per common share	15,049	14,800

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,802)	$(3,678)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34	28
Stock-based compensation expense	547	543
Amortization of convertible debt discount	483	424
Changes in operating assets and liabilities:
Receivables	17	(152)
Prepaid and other current assets	(320)	(104)
Other assets	—	—
Accounts payable	(69)	(179)
Accrued compensation	(1,030)	(79)
Current deferred revenue – related party	(1,344)	—
Other accrued liabilities	701	(656)
Deferred rent	11	—
Deferred revenue – related party	—	(1,524)

Net cash used in operating activities	(5,772)	(5,377)

Cash flows from investing activities:
Capital expenditures	(1)	—

Net cash used in investing activities	(1)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	73	—

Net cash provided by financing activities	73	—

Net decrease in cash and cash equivalents	(5,700)	(5,377)
Cash and cash equivalents at beginning of period	7,095	22,591

Cash and cash equivalents at end of period	$1,395	$17,214

Supplemental disclosure of non-cash activities:
Cumulative effect of adoption of new accounting standards	—	6,046
Stock issued in payment of officer bonus	—	444

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 23, 2018 (the “2017 Annual Report on Form 10-K”). The results of the Company’s consolidated operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

The consolidated balance sheet at December 31, 2017 included above has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the 2017 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from operations and as of March 31, 2018, had an accumulated deficit of $460 million, a shareholder’s deficit of $16.7 million and a working capital deficit of $1.5 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future. Subsequent to the end of the fiscal quarter, on April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 67% of the Company’s common stock as of March 12, 2018 and owning most of the Convertible Notes and Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, the Company anticipates the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is anticipated to occur on May 13, 2018. Management believes that this $7.0 million along with the cash balance of $1.4 million at March 31, 2018 will be sufficient to fund operations through the third quarter of 2018. However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. If the Company is unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of its development programs or dispose of assets or technology. Not achieving such funding on a timely basis would materially harm its business, financial condition and results of operations and could require the Company to dispose of its assets or technology or to cease operations. Accordingly, the Company may not be able to continue as a going concern. For more information, see “Note 11: Going Concern.”

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

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Potentially dilutive securities were not included in the net loss per common share calculation for the three months ended March 31, 2018 and 2017 because the inclusion of such shares would have had an anti-dilutive effect.

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

For additional information about our significant accounting policies, see Note 1 to the consolidated financial statements included in the 2017 Annual Report on Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” below.

3. Cash and Cash Equivalents

At March 31, 2018, and December 31, 2017, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at March 31, 2018, and December 31, 2017, consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At March 31, 2018, other accrued liabilities consisted of accrued expenses for interest of $863,000, expenses for services of $146,000 and payroll withholding liabilities of $6,000. The liability for accrued interest of $863,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of March 31, 2018. At December 31, 2017, other accrued liabilities consisted of accrued expenses for interest of $345,000, expenses for services of $132,000 and payroll withholding liabilities of $86,000.

6. Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering, or the Convertible Note Financing, consisting of $23 million in aggregate principal amount of 9% senior convertible notes due 2021 convertible into shares of common stock, or the Convertible Notes, and 263,436 warrants to purchase shares of the Company’s common stock or the Warrants. The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted.

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

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the first closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 22.9% for the three months ended March 31, 2018.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 16.24% for the three months ended March 31, 2018.

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

As of March 31, 2018, the Convertible Notes consisted of the following:

March 31, 2018
(in thousands, except conversion rate and conversion price)
Principal value	$23,000
Unamortized debt discount	(6,529)
Unamortized debt issuance costs	(980)

Carrying value of the convertible notes	$15,491

Conversion rate (shares of common stock per $1,000 principal amount of notes)	191.9386
Conversion price (per share of common stock)	$5.21

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense associated with its Convertible Notes as follows:

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
	(in thousands)	(in thousands)
Cash Interest Expense
Coupon interest expense	$518	$529
Other Interest expense	3	—
Noncash Interest Expense
Amortization of debt discount	420	368
Amortization of transaction costs	63	56

	$1,004	$953

As of March 31, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 3.09 years. The if-converted value as of March 31, 2018 does not exceed the principal balance of the Convertible Notes. Accrued interest payable on March 31, 2018 is $863,000 and is included in other accrued liabilities. For more information on the Company’s accounting for Convertible Notes and Warrants, see Note 7 to the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K. For the three months ended March 31, 2018 interest expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss is primarily composed of interest expense associated with the Convertible Notes but also includes $3,000 of other miscellaneous interest expense.

7. Revenue Recognition

For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

The following table presents changes in the Company’s contract assets and liabilities for the three months ended March 31, 2018.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract Assets	$67	$129	$(76)	$120
Contract Liabilities: Deferred Revenue	$2,173	$—	$(1,344)	$829

During the three months ended March 31, 2018 and 2017, the Company recognized the following revenues (in thousands).

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
	(in thousands)	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,315	$1,662
New activities in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods – contract revenue	7	—
Performance obligations satisfied from new activities in the current period – contract revenue	22	—
Performance obligations satisfied from new activities in the current period – grant revenue	129	31

Total revenue	$1,473	$1,693

8. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 9 to the audited consolidated financial statements included in Part II, Item 8 of the 2017 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction (“the Grifols Collaboration”). Grifols is a 35% shareholder and, thus, a related party of the Company.

The Company’s performance obligations under the Grifols Collaboration include those related to the worldwide license to commercialize products developed from the collaboration which was satisfied in 2013, development services for Phase 3 clinical trials that were completed as of December 31, 2016, regulatory submission services for the first indication that were complete as of September 30, 2017, regulatory approval services in the US for the first indication that were complete as of March 31, 2018, and regulatory approval services in the EU for the first indication which are in progress and forecast to be complete by Q1 2019. In addition, the Company identified that Grifols has an option that will create manufacturing obligations for the Company upon exercise by the customer. Further, these customer options for manufacturing services were evaluated and did not include a material right. The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

Under the License Agreement, the Company is eligible to receive up to $25.0 million in payments upon the achievement of regulatory filing and approval milestones. As of March 31, 2018, the Company has achieved two of the six milestones and has received $10.0 million in payments. Milestone payments related to regulatory submission and approval services are considered variable consideration and excluded from the transaction price for the period ended March 31, 2018 due to the constraint on variable consideration.

The Company has deferred $675 thousand of the transaction price in the Grifols’ arrangement that is allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018. These amounts are expected to be recognized over time as services are performed through Q2 2019.

9. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs and expenses:
Research and development	$322	$306
General and administrative	225	237

Total stock-based compensation expense	$547	$543

There was no capitalized stock-based employee compensation cost for the three months ended March 31, 2018 and 2017. Since the Company did not record a tax provision during the quarters ended March 31, 2018 and 2017, there was no recognized tax benefit associated with stock-based compensation expense.

During the three months ended March 31, 2018, the Company granted 730,000 performance-based options to the employees of the Company. These options were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized approximately $120,000 in stock compensation expense as 162,500 of the performance-based options vested during the three months ended March 31, 2018.

In March 2016 and June and December of 2017, the Company granted to the Officers certain stock option bonus awards, that vested based upon meeting certain specified company-wide performance goals. These options and stock awards were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized $53,000 in stock-based compensation expense as 20,000 of the performance-based awards vested during the three months ended March 31, 2018 due to the filing of the marketing authorization application, with the EMA. During the three months ended March 31, 2018, 1.4 million performance-based stock options were canceled due to the Company not meeting certain specified performance goals and the resignations of officers and a vice president. For the three months ended March 31, 2017, no stock-based compensation expense related to these performance-based stock options was recognized, as none of the performance-based goals were deemed probable of being achieved during the period.

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

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the three months ended March 31, 2018:

Shares Available for Future Grant
Balance at January 1, 2018	1,645,124
Increase in authorized shares	—
Options granted	(980,500)
Options canceled	1,266,965
Restricted stock awards canceled	399,750

Balance at March 31, 2018	2,331,339

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,727,581	$4.72
Options granted	980,500	$1.12
Options canceled	(1,266,965)	$4.99

Outstanding at March 31, 2018	3,441,116	$3.60	7.82	$116,880

Exercisable at March 31, 2018	1,974,241	$4.32	6.44	$26,000

No stock options were exercised during the three months ended March 31, 2018. The total amount of unrecognized compensation cost related to non-vested stock options was $2,338,000 as of March 31, 2018. This amount will be recognized over a weighted average period of 1.83 years. There also was approximately $147,000 of unrecognized compensation expense related to the current ESPP offering period that is expected to be recognized through March 2019.

A summary of the activity of the Company’s unvested restricted stock and performance-based restricted stock award activities for the three months ended March 31, 2018 is presented below. The ending balance represents the maximum number of shares that could be earned or vested under the 2005 Plan and 2015 Plan:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	613,538	$1.95
Restricted stock awards canceled	(399,750)	$1.46
Restricted share awards vested	(115,213)	$3.32

Outstanding at March 31, 2018	98,575	$2.30

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of March 31, 2018, there was approximately $129,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized over a weighted average period of 1.22 years.

10. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted shares are anti-dilutive and are not included in the diluted weighted average number of shares of common stock outstanding for the three months ending March 31, 2018 and 2017.

The Company excluded the following securities from the calculation of diluted net loss per common share for the three months ended March 31 2018 and 2017, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2018	2017
Common shares underlying convertible notes	4,415	4,415
Outstanding stock options	3,441	2,536
Common shares underlying warrants	263	263
Unvested restricted stock	99	148
Unvested restricted stock units	10	10

11. Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of March 31, 2018, had an accumulated deficit of $460 million, a net shareholder’s deficit of $16.7 million and a working capital deficit of $1.5 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2018, the Company’s current assets of $2.3 million are less than current liabilities of $3.8 million by $1.5 million. In February 2018, the Board of Directors (the “Board”) implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for officers and the reduction of cash compensation for members of the Board. Subsequent to the end of the fiscal quarter, April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 67% of the Company’s common stock as of March 12, 2018 and owning most of the Convertible Notes and Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q agreed to purchase up to approximately $7 million aggregate principal amount of Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, the Company anticipates the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is anticipated to occur on May 13, 2018. Management believes that this $7.0 million along with the cash balance of $1.4 million at March 31, 2018 will be sufficient to fund operations through the third quarter of 2018. However, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq.

Since cash and cash equivalents are insufficient to fund the Company’s operations for the ensuing twelve months from the filing of this report, there is substantial doubt about the Company’s ability to continue to operate as a going concern. While recoverability of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

12. Commitments and Contingencies

Lease

On April 1, 2017, the Company entered into an amendment of the current lease for a building containing offices, laboratory, and manufacturing facilities, through March 31, 2023. The lease calls for annual minimum rental payments that increase at the rate of 3.5% per annum throughout the lease term. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis.

The Company recorded deferred rent for the difference between the amounts paid and recorded as an expense. At March 31, 2018 and December 31, 2017, the Company had $43,000 and $32,000 in deferred rent.

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

If the lease is not terminated early in accordance with its terms the Company’s future minimum rental payments required under the operating lease as of March 31, 2018, are as follows:

For the year ended March 31,	(in thousands)
2019	$499
2020	516
2021	535
2022	553
2023	140

Total	$2,243

For the three months ended March 31, 2018, base rental expense was approximately $128,000.

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

On January 11, 2018 a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit is purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between July 27, 2017 and January 8, 2018 (the “Class Period”). Plaintiff alleges that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice as to the lead plaintiff and without prejudice as to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

13. Subsequent Events

On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 67% of the Company’s common stock as of March 12, 2018 and owning most of the Convertible Notes and Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q (see Note 8), agreed to purchase up to approximately $7 million aggregate principal amount of its senior unsecured promissory notes due 2021. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, the Company anticipates the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is anticipated to occur on May 13, 2018. The Promissory Notes bear interest at a rate of 9% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2018 in the case of Promissory Notes issued on April 13, 2018 and on November 1, 2018 and in the case of Promissory Notes issued thereafter, unless earlier redeemed or cancelled in accordance with the terms of the Promissory Notes. Unless the Company elects otherwise, interest will be capitalized on the applicable interest payment date by adding such accrued interest to the principal balance of such Promissory Notes, at which time such interest will be deemed to have been paid. The Promissory Notes are redeemable by the Company for cash at any time for a redemption price of 100% plus accrued and unpaid interest and are subject to acceleration upon certain events of default. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, the Company anticipates the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is anticipated to occur on May 13, 2018.

The Company intends to use the proceeds to, among other things, fund the European Medicines Agency regulatory application process for approval of Linhaliq, to determine a path forward for regulatory review of Linhaliq by the Food and Drug Administration and for general corporate purposes.

On April 18, 2018, following receipt of the requisite consent of holders of the Company’s Convertible Notes, the Company entered into a Supplemental Indenture (the “Supplemental Indenture”), dated as of April 18, 2018, between the Company and U.S. Bank National Association, as trustee, amending the terms of the Indenture, dated as of April 25, 2016 (the “Original Indenture”) governing the Convertible Notes to give effect to specified amendments. Such amendments include (i) the addition of provisions permitting the Company to make future payments of interest, including the interest payment due on May 1, 2018, on the Convertible Notes by increasing the outstanding principal amount of the Notes in the amount of the accrued interest being so paid and (ii) the removal of the Convertible Note holders’ option to require the Company to repurchase the Convertible Notes upon the occurrence of certain events, any of which constituted a “Fundamental Change” as defined in the Original Indenture.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, those risks and uncertainties discussed in this section, as well as Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the United States Securities and Exchange Commission, or the SEC. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: (i) our belief that our cash and cash equivalents as of March 31, 2018, together with additional funding pursuant to the Note Purchase Agreement, will be sufficient to fund our operations through the third quarter of 2018, (ii) our business strategies, including our intent to pursue selected opportunities for prevention and treatment of severe respiratory diseases by seeking collaborations, government grants and other non-dilutive types of financing that will fund development and commercialization; (iii) our ability to obtain any further regulatory authority clearances (EMA) or approvals for our lead development product candidate, Linhaliq™, and other product development candidates; (iv) our reliance on our collaboration partners such as Grifols and third-party contract manufacturers and our ability to maintain partnerships; (v) our strategy to commercialize certain of our unlicensed respiratory product candidates (vi) our plans to work with the US and other allied governments to supply them with our inhaled antibiotic for biodefense supplies; (vii) our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (viii) our expectations regarding future clinical trials; and (ix) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks such as the risks and uncertainties discussed in the section entitled Part II, Item 1A. “Risk Factors,” including, but not limited to, our ability to maintain and/or enter into partnering agreements. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be unsafe in animal or human trials, ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties, may not be purchased by government organizations for biodefense, or may not gain acceptance from healthcare professionals, health insurance companies, third party payors and patients.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 23, 2018 and other disclosures (including the disclosures under “Part II, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate Linhaliq, inhaled ciprofloxacin, formerly known as Pulmaquin® that completed two Phase 3 clinical trials. We also invested considerable effort into the development of a large volume of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin product candidates.

We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue with our efforts towards approval of Linhaliq for non-cystic fibrosis bronchiectasis, or NCFBE, patients who have chronic lung infections with Pseudomonas aeruginosa.

Our business has focused on opportunities in the development of drugs for the treatment of severe respiratory disease. We believe that there are significant unmet medical needs in severe respiratory diseases, as well as opportunities to replace some of the existing therapies with products that are more efficacious, safer and more convenient to use by patients. In selecting our proprietary development programs, we primarily seek drugs approved by the Food and Drug Administration, or the FDA, that can be reformulated for both existing and new indications in respiratory disease or drugs that have been discovered by others. Our intent is to use our pulmonary delivery methods and formulations to improve their safety, efficacy, and convenience of administration to patients. We believe that this strategy will allow us to reduce cost, development time and risk of failure when compared to the discovery of new drugs.

Inhaled Ciprofloxacin Program

Our lead development candidates are proprietary formulations of the potent antibiotic ciprofloxacin (Linhaliq (ARD-3150) and Lipoquin® (ARD-3100)) that are delivered by inhalation for the management of infections associated with the severe respiratory diseases of cystic fibrosis, or CF, and NCFBE.

In January 2018, we announced that the FDA provided a Complete Response Letter (“CRL”) regarding the NDA stating that it cannot approve the NDA in its present form and providing specific reasons for this action along with requisite recommendations resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan (“SAP”) and an additional Phase 3 clinical trial or trials that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and an in vitro drug release method development report. We remain confident in the efficacy, safety and quality of Linhaliq and plan to request meetings with the FDA to discuss the topics covered in the CRL with the view to developing plans to move towards resubmission of the Linhaliq NDA as soon as possible. We are committed to continue working on the approval of Linhaliq in the US for NCFBE patients who have very severe disease with high morbidity and mortality and no available treatment options.

As planned in March 2018 we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking approval for Linhaliq for the treatment of NCFBE patients suffering chronic lung infection with P. aeruginosa. Our submission is based on the positive Phase 3 clinical trials ARD-3150-1202 or Orbit 4 with a primary endpoint of time to first exacerbations and the secondary endpoints of frequency of all and severe exacerbations including supporting evidence from proprietary preclinical and other clinical studies, as well as referencing additional information about ciprofloxacin from publicly available sources. Two previous Scientific Advice procedures indicated that the EMA is focused primarily on the frequency of exacerbations and totality of evidence in their decision-making. The EMA completed its validation of the MAA and the formal start date of the MAA review procedure is March 29, 2018. The EMA review of the MAA for Linhaliq will be according to standard timelines, with an opinion of the Committee for Medicinal Products for Human Use (CHMP) expected within 210 days (less any clock-stops for the applicant to provide answers to question(s) from the CHMP). After the adoption of a CHMP opinion, a final decision regarding the MAA assessment is carried out by the European Commission on Day 277 of the procedure. The Company expects to receive initial comments and/or questions 120 days after validation.

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

On April 15, 2015, we announced the first results from the collaboration between scientists from OSU and Aradigm funded by NIH. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with Mycobacterium avium and Mycobacterium abscessus, Aradigm’s liposomal ciprofloxacin was associated with a decrease of greater than 99% of these infective colonies at ciprofloxacin concentrations of 200 mcg/ml, which is an order-of-magnitude below the peak sputum levels observed in humans in the ORBIT-3 and ORBIT-4 Phase 3 clinical trials. At a lower concentration of 20 mcg/ml, the liposomal concentrations still showed statistically significant decreases in colony forming units (CFUs) greater than 70% for M. avium and greater than 90% for M. abscessus. Unencapsulated ciprofloxacin showed smaller decreases which were only statistically significant at 200 mcg/ml. Liposomal ciprofloxacin at a concentration of 100 mcg/ml significantly reduced the population of these mycobacteria in a biofilm assay by more than 50% whereas unencapsulated ciprofloxacin did not show statistically significant decreases.

In May 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Linhaliq significantly reduced the growth of PNTM after 3 weeks of once-daily respiratory tract dosing in mice. The number of CFUs of Mycobacterium avium subsp hominissuis was reduced by 79% and 77% by Lipoquin and Linhaliq, respectively (p<0.05) compared to saline controls. In contrast, unencapsulated ciprofloxacin had no effect.

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

In August 2017, the National Institute of Allergy and Infectious Diseases (NIAID) and National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant to investigate the treatment of two pulmonary non-tuberculous mycobacteria (PNTM) infections, Mycobacterium avium (M. avium) and Mycobacterium abscessus (M. abscessus), with Linhaliq and Lipoquin and a novel liposomal formulation containing nanocrystalline ciprofloxacin. This novel formulation is described in Patent nos. 9,844,548 titled “Liposomal Ciprofloxacin Formulations with encapsulated ciprofloxacin nanocrystals” that was issued in May 2018 and 9,968,555 titled “Novel Liposomal Formulations that Form Drug Nanocrystals after Freeze-Thaw” that was issued in May 2018 by the US Patent Office, with Aradigm being the assignee. Aradigm will work together with Oregon State University, Corvallis (OSU), who will lead the laboratory research as a part of the consortium funded by this two year grant of approximately $972,000.

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

In October 2016, we announced that Dstl received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency, or DTRA, for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Linhaliq and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors, including Aradigm, will conduct research relating to the efficacy of Linhaliq and Lipoquin in animal models of Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Q fever. The most likely method for infection with biowarfare agents is via the pulmonary route. The main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract - the area of primary infection - and the liposomal formulation retains antibiotic there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections. The funding from DTRA will enable us to validate and expand this approach with the goal of providing broad-spectrum prophylaxis and treatment against multiple bioterrorism threats.

If we can obtain sufficient additional funding, including government grants or collaborative funding from organizations such as the Canadian DRDC and the UK Dstl, we may be able to complete the development of our liposomal ciprofloxacin for approval under FDA regulations relating to new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically, termed the Animal Rule. Unlike most drugs, which require large, well-controlled Phase 3 clinical trials in patients with the disease or condition being targeted, these regulations allow a drug to be evaluated and approved by the FDA on the basis of demonstrated safety in humans combined with studies in animal models to show effectiveness. We plan to use our preclinical and clinical safety data from our BE and CF programs to supplement the data needed to have this product candidate considered for approval for use in prevention and treatment of a number of potential bioterrorism infections including anthrax, tularemia, Q fever, melioidosis and pneumonic plague. We plan to meet with the FDA later this year to discuss approval of Linhaliq under the Animal Rule initially for tularemia.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, exit/disposal activities, research and development, income taxes and stock-based compensation to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the condensed consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to the revenue recognition, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates. For additional information about our significant accounting policies, see Note 2 to the condensed consolidated financial statements presented in this report and Note 1 to the consolidated financial statements included in the 2017 Annual Report on Form 10-K.

Revenue Recognition

Beginning January 1, 2017, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. See Note 7 to the condensed consolidated financial statements presented in this report.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include license rights, development services, and services associated with regulatory submission and approval processes.

We have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for the future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s or our discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations. Payments associated with optional items are allocated to the performance obligations in the separate contract.

Transaction Price

We have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Allocation of Consideration

We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate selling prices for development services, regulatory submission services, and product supply, we use a cost-plus margin approach.

Timing of Recognition

Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. We estimate the performance period or measure of progress at the inception of the contract and reevaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. For performance obligations that are services, revenue is recognized over time proportionate to the costs that we incur to perform the services using the input method. Revenues are recognized for licenses of functional intellectual property at the point in time the customer can use and benefit from the license.

Impairment of Long-Lived Assets

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the condensed consolidated statements of operations and comprehensive loss.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option. For more information about our accounting for stock-based compensation, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, we evaluate our tax positions to ensure that a minimum recognition threshold is met before we recognize the tax position in the condensed consolidated financial statements. The aforementioned differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2017 and December 31, 2016, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three months ended March 31, 2018 and 2017

Our net loss increased by $1.1 million for the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The increase in net loss resulted primarily from an increase in operating expenses of $800 thousand related to the FDA advisory committee meeting held in January, a decrease in revenue of $200 thousand and an increase in interest expense of $100 thousand related to the Note Financing (as described below) that was completed in 2016.

Total revenue was $1.5 million for the three months ended March 31, 2018 as compared with $1.7 million in the comparable period in 2017. We recognized $1.3 million in contract revenue-related party, $29,000 in government contract revenue and $129,000 in government grant revenue for the quarter ended March 31, 2018, as compared to $1.6 million in contract revenue-related party, $39,000 in government contract revenue and $31,000 in government grant revenue for the quarter ended March 31, 2017. The decrease in contract revenue-related party of $300 thousand related to the completion of regulatory submission services for which a higher percentage of the transaction price had been allocated at contract inception, as compared to regulatory approval services.

Operating expenses were $5.3 million for the three months ended March 31, 2018, which represented a $800 thousand increase from the comparable period ended March 31, 2017. General and administrative costs were unchanged compared to the prior quarter. Research and development expenses increased $800 thousand. In the first quarter of 2018, our research and development costs were higher due to higher consulting costs related to the FDA meeting and the submission fees for our MAA application as well as severance expenses, offset by lower costs for clinical expense and lower employee related expenses due to a reduction in headcount. The receipt of a tax incentive in Australia offset a portion of the research and development expenses in the first quarter of 2017.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from operations and as of March 31, 2018, had an accumulated deficit of $460 million, a shareholder’s deficit of $16.7 million and a working capital deficit of $1.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We believe that our cash and cash equivalents as of March 31, 2018 of approximately $1.4 million were only sufficient to fund our operations through April of 2018. Subsequent to the end of the fiscal quarter, on April 13, 2018, we entered into a note purchase agreement whereby entities affiliated with Grifols and Frist Eagle, our two largest shareholders beneficially owning collectively approximately 67% of our common stock as of March 12, 2018 and owning most of our Convertible Notes and Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes (the 9% senior promissory notes due 2021, or the Promissory Notes). We completed the first closing under the note purchase agreement on April 13, 2018, at which time we issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, we anticipate the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is expected to occur on May 13, 2018. We believe that this $7.0 million along with our cash and cash equivalents of $1.4 million as of March 31, 2018, will be sufficient to fund operations through the third quarter of 2018. However, because of the expected losses and negative cash flows from operations we will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our lead product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. If we are unable to obtain additional funds when required, it will delay or reduce the scope of all or a portion of our development programs or require us to dispose of our assets or technology or to cease operations. See also Item 1A. – Risk Factors – “Although our financial statements have been prepared on a going concern basis, we will require additional monies to finance our operating expenses. Additional funding may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause us to expend cash significantly faster that we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

We have funded our operations with a variety of financing arrangements including bridge notes, convertible debt such as the Note Financing, development contract expense reimbursements, license fees, milestone payments from collaborators, government contracts, public offerings and private placements of our capital stock, the milestone and royalty payments associated with the sale of assets to third parties, proceeds from a royalty financing transaction and interest earned on cash equivalents and short-term investments. We have incurred significant losses and negative cash flows from operations since our inception. Management expects operating losses to continue for the foreseeable future including the year ended December 31, 2018.

Three months ended March 31, 2018

Total cash and cash equivalents decreased by $5.7 million for the three months ended March 31, 2018. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program.

Three months ended March 31, 2017

Total cash and cash equivalents decreased by $5.4 million for the three months ended March 31, 2017. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program, partially offset by the receipt of $670,000 from the Australian Taxation Office related to the Australian research and development program.

Off-Balance Sheet Financings and Liabilities

We do not have any off-balance sheet financing arrangements, as defined in Item 303 of the SEC’s Regulation S-K (which includes, but is not limited to, any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has any obligation under guarantee contract, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company). We have one inactive, wholly-owned subsidiary incorporated in Delaware, Aradigm Royalty Financing LLC, one active wholly-owned subsidiary domiciled in Australia and one active, wholly-owned subsidiary domiciled in the UK.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this section are not required since the Company qualifies as a smaller reporting company.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, our Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the, “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On January 11, 2018 a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit is purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between July 27, 2017 and January 8, 2018 (the “Class Period”). Plaintiff alleges that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice as to the lead plaintiff and without prejudice as to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

Item 1A.	Risk Factors

Except for historical information contained herein, the discussion of this Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding preparation and filing for regulatory approvals, the maintenance and establishment of corporate partnering arrangements, the anticipated commercial introduction of our products and the timing of our cash requirements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our business, financial condition, results of operations or cash flows, or the value of our common stock.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Part 1, Item 1A, “Risk Factors” of the 2017 Annual Report on Form 10-K. We have marked with a double asterisk (**) those risk factors that reflect substantive changes from the risk factors included in the 2017 Annual Report on Form 10-K.

Risks Related to Our Business

Our cash resources will only be sufficient to fund our operations through the third quarter of 2018. Additional funds may not be available on terms that are acceptable to us or at all.

Our independent registered public accounting firm for the fiscal year ended December 31, 2017 has indicated in its audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K, that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents of approximately $1.4 million as of March 31, 2018, were only sufficient to fund our operations through April of 2018. On April 13, 2018, we entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, our two largest shareholders beneficially owning collectively approximately 67% of our common stock as of March 12, 2108 and owning most of the Convertible Notes and Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, and issued and sold approximately $2 million aggregate principal amount of bridge notes to the lenders. Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing we anticipate the sale of the remaining approximately $5 million principal amount of the Promissory Notes to occur in five subsequent monthly closings, the first of which is anticipated to occur on May 13, 2018. We believe that this $7.0 million along with the cash balance of $1.4 million at March 31, 2018 will be sufficient to fund operations through the third quarter of 2018. However, we will not be able to maintain our current level of regulatory and product development activity and there is substantial doubt about our company’s ability to continue as a going concern unless we raise additional capital in 2018. We cannot assure you that the closing conditions to the subsequent monthly closings will be satisfied. For example, if the EMA issues an Adverse Decision, the additional monthly notes will not be issued. Accordingly, we intend to raise additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and to continue the development of our lead product candidate Linhaliq. We cannot assure you that we will be successful in raising additional capital on favorable terms or at all. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to obtain additional funds when required, it may delay or reduce the scope of all or a portion of our development programs, or require us to dispose of our assets or technology or to cease operations, and we may not be able to continue as a going concern.

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

We have focused primarily on the development of our lead product candidate Linhaliq for the treatment of NCFBE. In July 2017, we submitted the NDA for Linhaliq to the FDA based on the positive results from the ORBIT-4 study in the Phase 3 clinical program for Linhaliq and confirmatory evidence from the ORBIT-2 and ORBIT-3 studies. In January 2018, we received a CRL from the FDA regarding the NDA for Linhaliq which states that the FDA determined it cannot approve the NDA in its present form and provides specific reasons for this action along with recommendations needed for resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan and an additional Phase 3 clinical trial that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and a new in vitro drug release method development report. The Company plans to request a Type B post-action meeting with the FDA to discuss the topics covered in the CRL with the view to developing plans to move towards resubmission of the Linhaliq NDA. While we currently plan to resubmit the NDA for Linhaliq, we cannot assure you that we will be able to resubmit the NDA, that the information previously provided, or to be provided, to the FDA will be adequate to address the recommendations made in the Linhaliq CRL or that we will be successful in obtaining FDA approval of Linhaliq. Even if we resubmit an NDA for Linhaliq, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, the FDA may choose not to approve our NDA for any of a variety of reasons, including a decision related to the safety or efficacy data for Linhaliq, or for any other issues that it may identify related to our development of Linhaliq for the treatment of NCFBE.

Changes to our management and board of directors may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Since February 2018, there have been significant changes in our management and board of directors. For example, several members of management have departed the Company. Effective February 11, 2018, each of Igor Gonda, President and Chief Executive Officer; Juergen Froehlich, Chief Medical Officer; and Nancy Pecota, Vice President, Finance, Chief Financial Officer and Corporate Secretary resigned all offices and positions held by him or her with Aradigm. In addition, in February, 2018, Dr. Gonda and David Bell resigned from the Board of Directors. In addition, in February 2018, our board of directors approved temporary measures intended to preserve our cash resources until additional sources of capital can be secured, and we reduced our headcount. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We have never been profitable and have incurred significant net losses in each year since our inception. As of March 31, 2018, we have an accumulated deficit of approximately $460 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products in 2018, if ever. We expect to incur net losses over the next several years and may never become profitable. While our agreement with our partner Grifols has resulted in reduced net operating losses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols through 2015, we expect to continue to incur losses for the foreseeable future as we:

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

Even if we are granted initial FDA or EMA approval for any of our product candidates, we may not be able to maintain such approval, which would reduce our revenues.

Even if we are granted initial regulatory approval for a product candidate, the FDA, the EMA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously undiscovered side effects. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruption of clinical trials or manufacturing, injunctions and criminal prosecution. If we are able to obtain any product approvals, they may be limited or withdrawn, or we may be unable to remain in compliance with regulatory requirements. Both before and after approval we, our present and future collaborators and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA or EMA review and approval. Advertising and other promotional material must comply with FDA or EMA requirements. We, our collaborators and our manufacturers will be subject to continuing review and periodic inspections by the FDA, the EMA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA or the EMA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA or the EMA and make certain other required reports. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further continuing regulatory requirements may involve expensive ongoing monitoring and testing requirements.

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

We are a development-stage company, and our ability to generate revenue and become profitable depends on our ability to successfully complete the development of our product candidates. All of our potential products are in research or development, and we will need to raise additional capital prior to approval and commercialization of our lead product candidate, Linhaliq. Our potential drug products require extensive research and development, including pre-clinical and clinical testing. Our potential products also may involve lengthy regulatory reviews before they can be sold. Because none of our product candidates has yet received approval by the FDA or the EMA, we cannot assure you that our research and development efforts will be successful, any of our potential products will be proven safe and effective, or regulatory clearance or approval to sell any of our potential products will be obtained. We cannot assure you that any of our potential products can be manufactured in commercial quantities with quality systems acceptable to the regulatory authorities at an acceptable cost or marketed successfully. We may abandon the development of some or all of our product candidates at any time and without prior notice. We must incur substantial up-front expenses to develop and commercialize products and failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or successfully manufacture and market products will negatively impact our business. Running clinical trials and developing an investigational drug for commercialization involve significant expense, and any unexpected delays or other issues in the development process can result in significant additional expense.

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

We compete with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and therapies for the disease indications we are targeting. Our competitors may succeed, and many already have succeeded, in developing competing technologies for the same disease indications, obtaining FDA or EMA approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market,” it may be more difficult for us and our present and future collaborators to enter markets as second or subsequent competitors and become commercially successful.

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

There are a number of other inhaled products under development to treat respiratory infections, including a nebulized levofloxacin by Raptor (acquired by Horizon) for CF, inhaled colistin for bronchiectasis, and a nebulized liposomal amikacin by Insmed for the treatment of Mycobacterium avium (a pulmonary non-tuberculous mycobacteria infection). These and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

Before we or any current or future collaborators can file for regulatory approval for the commercial sale of our potential products, the FDA and EMA will require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Completing clinical trials in a timely manner depends on many factors. Delays in completing any future clinical trials may result in increased costs, program delays, or both, and the loss of potential revenues.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal 2017 and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. However, our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our employees, on our network servers, located in our data centers. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, damage our reputation and adversely impact our operating results. Numerous United States federal and state laws and regulations and foreign laws and regulations, including data breach notification laws, health information privacy laws, and federal and consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA.

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifols’ ownership of approximately 35% of our outstanding common stock, or 47.4% of our common stock if Grifols converts all of its Convertible Notes, conflicts of interest may arise between Grifols and us from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our board of directors. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to our other shareholders and us. In addition, Grifols has a number of consent rights under the Governance Agreement, including the right to consent to any termination of our Chief Executive Officer or our appointment of a successor Chief Executive Officer and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

Our principal shareholders own a large percentage of our common stock and will be able to exert significant control over matters submitted to our shareholders for approval, including delaying or preventing a change in control of our company.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, beneficially own approximately 67% of the class of our common stock as of March 12, 2018. These two shareholders purchased most of the Convertible Notes and related Warrants described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such as a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1+	Employment Agreement between Aradigm Corporation and John Siebert, March 22, 2018.(1)

31.1*	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.
+	Represents a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K/A (No. 001-36480) filed on March 28, 2018.

Aradigm, Pulmaquin, Lipoquin, AERx and AERx Essence are registered trademarks of Aradigm Corporation. Linhaliq is a registered trademark of Grifols, S.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ John Siebert
Executive Chairman, Interim Principal Executive Officer, and Acting Principal Financial Officer

Dated: May 14, 2018