Form 10-Q
period 2018-06-30
ARADIGM CORP
filed 2018-08-14
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 8, 2018)
Common	15,201,222

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018 (Unaudited)	December 31, 2017 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$7,095
Receivables	80	200
Other assets	622	389

Total current assets	2,801	7,684
Property and equipment, net	223	289
Other assets	92	92

Total assets	$3,116	$8,065

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$506	$903
Accrued clinical and cost of other studies	81	274
Accrued compensation	599	1,643
Deferred revenue — related party, current	579	1,900
Deferred revenue — other	59	183
Other accrued liabilities	475	563

Total current liabilities	2,299	5,466
Deferred rent	50	32
Deferred revenue — related party, non-current	—	90
Debt — non-current, net of discount	999	—
Debt — related party, non-current, net of discount	2,926	—
Convertible debt — non-current, net of discount	2,575	2,382
Convertible debt — related party, non-current, net of discount	14,369	12,626

Total liabilities	23,218	20,596

Commitments and contingencies Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 50,045,765 at June 30, 2018; 35,045,765 at December 31, 2017; issued and outstanding shares: 15,201,222 at June 30, 2018; 15,170,200 at December 31, 2017	443,672	442,639
Accumulated deficit	(463,774)	(455,170)

Total shareholders’ deficit	(20,102)	(12,531)

Total liabilities and shareholders’ deficit	$3,116	$8,065

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Contract revenue — related party	$96	$7,472	$1,411	$9,095
Contract revenue	95	196	124	235
Grant revenue	65	7	194	38

Total revenue	256	7,675	1,729	9,368

Operating expenses:
Research and development	1,602	3,794	5,170	6,568
General and administrative	1,388	1,911	3,102	3,589

Total operating expenses	2,990	5,705	8,272	10,157

Income (loss) from operations	(2,734)	1,970	(6,543)	(789)
Interest income	5	22	20	50
Interest expense	(1,038)	(959)	(2,042)	(1,912)
Other income (expense)	(35)	2	(39)	8

Net income (loss) and comprehensive income (loss)	$(3,802)	$1,035	$(8,604)	$(2,643)

Basic and diluted net income (loss) per common share	$(0.25)	$0.07	$(0.57)	$(0.18)

Shares used in computing basic net income (loss) per common share	15,169	14,847	15,109	14,823

Shares used in computing diluted net income (loss) per common share	15,169	14,848	15,109	14,823

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,604)	$(2,643)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	67	55
Stock-based compensation expense	956	1,163
Amortization of convertible debt discount	934	865
Loss on extinguishment of convertible debt	24	—
Financing costs, debt restructuring	77	—
Changes in operating assets and liabilities:
Receivables	120	(173)
Prepaid and other current assets	(233)	416
Accounts payable	(508)	347
Accrued compensation	(1,044)	258
Deferred revenue — related party	(1,411)	(8,976)
Deferred revenue — other	(124)	(79)
Other accrued liabilities	763	(2,829)
Deferred Rent	18	—

Net cash used in operating activities	(8,965)	(11,596)

Cash flows from investing activities:
Transfer to/from restricted cash	—	1,006
Capital expenditures	(1)	(29)

Net cash provided by (used in) investing activities	(1)	977

Cash flows from financing activities:
Proceeds from issuance of note payable	4,025	—
Proceeds from issuance of common stock	77	56
Payment of convertible debt	(50)	—
Payments for financing costs	(82)	—

Net cash provided by financing activities	3,970	56

Net decrease in cash and cash equivalents	(4,996)	(10,563)
Cash and cash equivalents at beginning of period	7,095	22,591

Cash and cash equivalents at end of period	$2,099	$12,028

Supplemental disclosure of non-cash activities:
Accrued interest capitalization	1,044	—
Cumulative effect of adoption of new accounting standards	—	6,046
Stock issued in payment of officer bonus	—	444

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Liquidity and Financial Condition

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of June 30, 2018, had an accumulated deficit of $464 million, a total shareholders’ deficit of $20.1 million and working capital of $0.5 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of June 30, 2018, the Company’s current assets of $2.8 million are more than current liabilities of $2.3 million by approximately $0.5 million. In February 2018, the Board of Directors (the “Board”) implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for officers and the reduction of cash compensation for members of the Board. On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 75% of the Company’s common stock as of June 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, the Company held two more closings and received installment payments in May and June totaling an additional $2 million during the quarter ended June 30, 2018. After quarter end, the Company received an additional $2 million in aggregate from the fourth and fifth closings and subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement, the Company anticipates the sale of the final Promissory Note for approximately $1 million to occur on September 13, 2018. Management believes that at June 30, 2018, the additional funds anticipated under this financing of $3.0 million along with the cash balance of $2.1 million will be sufficient to fund operations through the third quarter of

2018. However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm its business, financial condition and results of operations and could require the Company to delay or reduce the scope of all or a portion of its development programs, dispose of its assets or technology or to cease operations. Accordingly, the Company may not be able to continue as a going concern. For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report. See also Item 1A. — Risk Factors — “Although our financial statements have been prepared on a going concern basis, we will require additional monies to finance our operating expenses. Additional funding may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause the Company to expend cash significantly faster than it currently anticipates, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. For these reasons, the Company is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar to current accounting standards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the impact of this new standard as it relates to its sole operating lease disclosed in Note 12. The Company does not expect the cumulative effect from adoption to be material, however, the Company expects that the adoption of this standard will result in a fundamental change in the way the Company accounts for, and presents its lease in the financial statements by requiring the Company to record a lease asset and liability on the balance sheet.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company plans to early adopt this standard during the interim period ended September 30, 2018 and is currently evaluating the impact upon adoption.

For additional information about our significant accounting policies, see Note 1 to the consolidated financial statements included in the 2017 Annual Report on Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” below.

3.	Cash and Cash Equivalents

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at June 30, 2018 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5.	Other Accrued Liabilities

At June 30, 2018, other accrued liabilities consisted of accrued expenses for interest of $406,000, expenses for services of $54,000 and payroll withholding liabilities of $15,000. The liability for accrued interest of $406,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of June 30, 2018. At December 31, 2017, other accrued liabilities consisted of accrued expenses for interest of $345,000, expenses for services of $132,000 and payroll withholding liabilities of $86,000.

6.	Debt and Warrants

As of June 30, 2018, the Company’s debt consists of the following:

	Principal	Unamortized Debt Discount	Balance
	(in thousands, except conversion rate and conversion price)
Debt	$1,055	$(56)	$999
Debt — related party	2,979	(53)	2,926
Convertible debt	3,135	(560)	2,575
Convertible debt — related party	20,850	(6,481)	14,369

Total	$28,019	$(7,150)	$20,869

For the three and six months ended June 30, 2018, the Company’s interest expense consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Coupon interest expense	$587	$518	$1,105	$1,040
Noncash interest expense
Amortization of debt discount	385	383	805	750
Amortization of transaction costs	65	58	129	114
Miscellaneous interest expense	1	—	3	8

	$1,038	$959	$2,042	$1,912

2018 Promissory Notes

On April 13, 2018, the Company entered into a promissory note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning, collectively, approximately 75% of the Company’s common stock as of June 30, 2018 and owning all of the Convertible Notes and Warrants described below, agreed to purchase up to approximately $7 million aggregate principal amount of 9% senior unsecured promissory notes due 2021 (the “Promissory Notes”). The Promissory Notes bear interest at a rate of 9% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2018 in the case of Promissory Notes issued on April 13, 2018 and on November 1, 2018 and in the case of Promissory Notes issued thereafter, unless earlier redeemed or cancelled in accordance with the terms of the Promissory Notes. Unless the Company elects otherwise, interest will be capitalized on the applicable interest payment date by adding such accrued interest to the principal balance of such Promissory Notes, at which time such interest will be deemed to have been paid. The Promissory Notes are redeemable by the Company for cash at any time for a redemption price of 100% plus accrued and unpaid interest and are subject to acceleration upon certain events of default.

The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes. The Company received two of the five additional installment payments from a related party under subsequent closings as of June 30, 2018, for aggregate proceeds totaling approximately $4 million during the quarter ended June 30, 2018.

Subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement at each subsequent closing, the Company anticipates the sale of the remaining $3 million in Promissory Notes to occur in 3 subsequent monthly closings, the last of which is expected to occur on September 13, 2018.

Financing costs of $116,252 incurred in connection with the issuance of the Promissory Notes were recorded as a debt discount and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Promissory Notes. As of June 30, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 2.84 years. Accrued interest payable on June 30, 2018 is $45,869 and is included in other accrued liabilities.

2016 Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering, or the Convertible Note Financing, consisting of $23 million in aggregate principal amount of 9% senior convertible notes due 2021 convertible into shares of common stock, or the Convertible Notes, and 263,436 warrants to purchase shares of the Company’s common stock or the Warrants. The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted. The Convertible Notes are governed by the terms of the Indenture, between the Company and U.S. Bank National Association, as trustee, dated as of April 25, 2016 or the Indenture.

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

On April 18, 2018, the Company entered into a Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, or the Supplemental Indenture, which amended the Indenture by, among other things, (i) the addition of provisions permitting the Company to make payments of interest on the Convertible Notes by increasing the outstanding principal amount of the Convertible Notes in the amount of the accrued interest being so paid and (ii) the removal of the Convertible Note holders’ option to require the Company to repurchase the Notes upon the occurrence of certain events, any of which constituted a “Fundamental Change” as defined in the Indenture. The Company considered the modification of the Convertible Notes to be a troubled debt restructuring under the guidance of ASC 470-60 Troubled Debt Restructurings by Debtors and has accounted for effects of the restructuring prospectively from the date of modification. No assets or equity interests were granted to the creditors in connection with the restructuring.

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the first closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 20.62% for the six months ended June 30, 2018.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 15.15% for the six months ended June 30, 2018.

Because of the modification of the Convertible Notes, one investor elected not to participate in the refinancing and the Company prepaid a Convertible Note with a principal balance of $50,000. The extinguishment resulted in the Company recording a loss on extinguishment of $24,932 during the three and six months ended June 30, 2018 which is included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The financing costs of $2.4 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrants and Convertible Note components based on their relative fair values. Financing costs of $1.4 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. Financing costs of $76,612 incurred in connection with the troubled debt restructuring were expensed when incurred. At June 30, 2018, the Convertible Notes have an effective conversion rate of 191.9386 shares of common stock per $1,000 principal amount of notes at an effective conversion price of $5.21 per share of common stock.

As of June 30, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 2.84 years. The if-converted value as of June 30, 2018 does not exceed the principal balance of the Convertible Notes. Accrued interest payable on June 30, 2018 is $359,775 and is included in other accrued liabilities.

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

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2018.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract Assets	$67	$193	$(196)	$64
Contract Liabilities: Deferred Revenue	$2,173	$—	$(1,535)	$638

During the three months ended June 30, 2018 and 2017, the Company recognized the following revenues (in thousands).

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
	(in thousands)	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$158	$2,933
New activities in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods — contract revenue	33	4,542
Performance obligations satisfied from new activities in the current period — contract revenue	—	193
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods — grant revenue	(9)	—
Performance obligations satisfied from new activities in the current period — grant revenue	74	7

Total revenue	$256	$7,675

During the six months ended June 30, 2018 and 2017, the Company recognized the following revenues (in thousands).

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
	(in thousands)	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,495	$4,594
New activities in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods — contract revenue	40	4,540
Performance obligations satisfied from new activities in the current period — contract revenue	—	196
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods — grant revenue	(9)	—
Performance obligations satisfied from new activities in the current period — grant revenue	203	38

Total revenue	$1,729	$9,368

8.	Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 9 to the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K for information on the Grifols Collaboration Transaction (the “Grifols Collaboration”). Grifols is the beneficial owner of approximately 48% of the Company’s common stock and, thus, a related party of the Company.

The Company’s performance obligations under the Grifols Collaboration include those related to the worldwide license to commercialize products developed from the collaboration which was satisfied in 2013, development services for Phase 3 clinical trials that were completed as of December 31, 2016, regulatory submission services for the first indication that were complete as of September 30, 2017, regulatory approval services in the US for the first indication that were complete as of March 31, 2018, and regulatory approval services in the EU for the first indication which are in progress and forecasted to be complete by Q2 2019. In addition, the Company identified that Grifols has an option that will create manufacturing obligations for the Company upon exercise by the customer. Further, these customer options for manufacturing services were evaluated and did not include a material right. The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

Under the License Agreement, the Company is eligible to receive up to $25.0 million in payments upon the achievement of regulatory filing and approval milestones. As of June 30, 2018, the Company has achieved two of the six milestones and has received $10.0 million in payments. Milestone payments related to regulatory submission and approval services are considered variable consideration and excluded from the transaction price for the period ended June 30, 2018 due to the constraint on variable consideration.

The Company has deferred $579 thousand of the transaction price in the Grifols’ arrangement that is allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018. These amounts are expected to be recognized over time as services are performed through Q2 2019.

9.	Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs and expenses:
Research and development	$164	$327	$486	$633
General and administrative	245	293	470	530

Total stock-based compensation expense	$409	$620	$956	$1,163

There was no capitalized stock-based employee compensation cost for the three and six months ended June 30, 2018 and 2017. Since the Company did not record a tax provision during the quarters ended June 30, 2018 and 2017, there was no recognized tax benefit associated with stock-based compensation expense.

During the three months ended March 31, 2018, the Company granted 730,000 performance-based options to the employees of the Company. These options were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized approximately $187,000 in stock compensation expense as 162,500 of the performance-based options started vesting during the six months ended June 30, 2018.

In March 2016, and June and December of 2017, and June of 2018, the Company granted to the Officers certain stock option bonus awards, that vested based upon meeting certain specified company-wide performance goals. These options and stock awards were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized $53,000 in stock-based compensation expense as 20,000 of the performance-based awards vested during the three months ended March 31, 2018 due to the filing of the marketing authorization application, with the EMA. During the six months ended June 30, 2018, 1.5 million performance-based stock options were canceled due to the Company not meeting certain specified performance goals and the resignations of officers and a vice president. For the six months ended June 30, 2017 no stock-based compensation expense related to these performance-based stock options was recognized, as none of the performance-based goals were deemed probable of being achieved during the period.

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

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the six months ended June 30, 2018:

Shares Available for Future Grant
Balance at January 1, 2018	1,645,124
Options granted	(1,580,469)
Options cancelled	1,704,788
Awards cancelled	463,500

Balance at June 30, 2018	2,232,943

Stock Options

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,727,581	$4.72
Options granted	1,580,469	$1.25
Options exercised	(3,500)	$1.06
Options cancelled	(1,704,788)	$4.86

Outstanding at June 30, 2018	3,599,762	$3.13	8.39	$321,017

Exercisable at June 30, 2018	1,804,105	$4.05	7.11	$90,293

During the six months ended June 30, 2018, 3,500 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options was $1,636,000 as of June 30, 2018. This amount will be recognized over a weighted average period of 1.48 years. There also was approximately $111,000 of unrecognized compensation expense related to the current Employee Stock Purchase Plan, or ESPP, offering period that is expected to be recognized through March 2019.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the six months ending June 30, 2018 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	613,538	$1.95
Restricted shares cancelled	(463,500)	$1.51
Restricted share awards vested	(134,425)	$3.09

Balance at June 30, 2018	15,613	$5.07

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of June 30, 2018, there was approximately zero of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized for employees.

10.	Net Loss Per Common Share

The following data was used in computing net income/(loss) per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
(In thousands, except per share amounts)
Numerator:
Net income/(loss)	$(3,802)	$1,035	$(8,604)	$(2,643)

Denominator:
Weighted average number of common shares used in basic net income/(loss) per share	15,169	14,847	15,109	14,823
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock awards and units	—	1	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted net income/(loss) per share	15,169	14,848	15,109	14,823

Basic net income/(loss) per share	$(0.25)	$0.07	$(0.57)	$(0.18)

Diluted net income/(loss) per share	$(0.25)	$0.07	$(0.57)	$(0.18)

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

The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive and not included in the diluted weighted average number of shares of common stock outstanding for the six months ending June 30, 2018 and 2017 and the three months ending June 30, 2018.

The Company excluded the following securities from the calculation of diluted net loss per common share for the six months ended June 30, 2018 and 2017, as their effect would be anti-dilutive (in thousands):

	Six months ended June 30,
	2018	2017
Common shares underlying convertible notes	4,415	4,415
Outstanding stock options	3,600	2,790
Common shares underlying warrants	263	263
Unvested restricted stock	16	261
Unvested restricted stock units	10	10

11.	Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of June 30, 2018, had an accumulated deficit of $464 million, a total shareholders’ deficit of $20.1 million and working capital of $0.5 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of June 30, 2018, the Company’s current assets of $2.8 million are more than current liabilities of $2.3 million by approximately $0.5 million. In February 2018, the Board implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for officers and the reduction of cash compensation for members of the Board. On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 75% of the Company’s common stock as of June 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, the Company held two more closings and received installment payments in May and June totaling an additional $2 million during the quarter ended June 30, 2018. After quarter end, the Company received an additional $2 million in aggregate from the fourth and fifth closings and subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement, the Company anticipates the sale of the final Promissory Note for approximately $1 million to occur on September 13, 2018. Management believes that at June 30, 2018, the additional funds anticipated under this financing of $3.0 million along with the cash balance of $2.1 million will be sufficient to fund operations through the third quarter of 2018. However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm its business, financial condition and results of operations and could require the Company to delay or reduce the scope of all or a portion of its development programs, dispose of its assets or technology or to cease operations. See also Item 1A. — Risk Factors — “Although our financial statements have been prepared on a going concern basis, we will require additional monies to finance our operating expenses. Additional funding may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause the Company to expend cash significantly faster than it currently anticipates, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. For these reasons, the Company is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities.

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

Lease

On April 1, 2017, the Company entered into an amendment of the current lease for a building containing offices, laboratory, and manufacturing facilities, through March 31, 2023. The lease calls for annual minimum rental payments that increase at the rate of 3.5% per annum throughout the lease term. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company recorded deferred rent for the difference between the amounts paid and recorded as an expense. At June 30, 2018 and December 31, 2017, the Company had $50,000 and $32,000 in deferred rent.

If the lease is not terminated early in accordance with its terms, the Company’s future minimum rental payments required under the operating lease as of June 30, 2018 are as follows:

For the year ended June 30,	(in thousands)
2019	$499
2020	516
2021	535
2022	553
2023	140

Total	$2,243

For the six months ended June 30, 2018, base rental expense was approximately $257,000.

Legal Matters

On May 1, 2017, the Company filed a post grant review, or a PGR, petition in the United States Patent and Trademark Office Patent Trial and Appeal Board, or PTAB, challenging the validity of all 26 claims of U.S. Patent No. 9,402,845 or the ‘845 Patent, assigned to Insmed Incorporated, or Insmed. The ‘845 Patent issued on August 2, 2016, and is entitled “Lipid-based compositions of antiinfectives for treating pulmonary infections and methods of use thereof.”

PGR is a proceeding that became available in September 2012 in accordance with the America Invents Act. In a PGR, a petitioner may request that PTAB reconsider the validity of issued patent claims. Any patent claim PTAB determines to be unpatentable is stricken from the challenged patent.

In August 2017, Insmed filed a Preliminary Response. In November 2017, PTAB denied institution of our post-grant review of the ‘845 Patent. We are currently assessing the United States Patent and Trademark Office’s (“PTO”) decision.

On January 11, 2018, a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit is purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between July 27, 2017 and January 8, 2018 (the “Class Period”). Plaintiff alleges that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead, on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice to the lead plaintiff and without prejudice to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

13.	Subsequent Events

After the end of the quarter, the Company received an additional $2 million in aggregate from the fourth and fifth closings and subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement, the Company anticipates the sale of the final Promissory Note for approximately $1 million to occur on September 13, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, those risks and uncertainties discussed in this section, as well as Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the United States Securities and Exchange Commission, or the SEC. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: (i) our belief that our cash and cash equivalents as of June 30, 2018, together with additional funding pursuant to the Note Purchase Agreement, will be sufficient to fund our operations through the third quarter of 2018, (ii) our business strategies, including our intent to pursue selected opportunities for prevention and treatment of severe respiratory diseases by seeking collaborations, government grants and other non-dilutive types of financing that will fund development and commercialization; (iii) our ability to obtain any further regulatory authority clearances (EMA) or approvals for our lead development product candidate, Linhaliq™, and other product development candidates; (iv) our reliance on our collaboration partners such as Grifols and third-party contract manufacturers and our ability to maintain partnerships; (v) our strategy to commercialize certain of our unlicensed respiratory product candidates (vi) our plans to work with the US and other allied governments to supply them with our inhaled antibiotic for biodefense supplies; (vii) our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (viii) our expectations regarding future clinical trials; and (ix) our expectation that we will incur additional operating losses.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate Linhaliq, inhaled ciprofloxacin, formerly known as Pulmaquin® that completed two Phase 3 clinical trials. We also invested considerable effort into the development of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin product candidates.

We have not been profitable since inception and expect to incur additional operating losses over at least the foreseeable future as we continue with our efforts towards regulatory approval of Linhaliq for non-cystic fibrosis bronchiectasis, or NCFBE, patients who have chronic lung infections with Pseudomonas aeruginosa.

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

In January 2018, we announced that the FDA provided a Complete Response Letter, or CRL, regarding the NDA stating that it cannot approve the NDA in its present form and providing specific reasons for this action along with requisite recommendations pertaining to resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan contained in the Phase 3 clinical trial protocols and an additional Phase 3 clinical trial or trials that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective in instructing patients how to use the product. The CRL also requested, among other things, additional microbiological product quality information and an in vitro drug release method development report. We remain confident in the efficacy, safety and quality of Linhaliq and are formally interacting with the FDA to discuss the topics covered in the CRL with the goal to developing plans to move towards resubmission of the Linhaliq NDA as soon as possible. We are committed to continue working on obtaining regulatory approval of Linhaliq in the US for NCFBE patients who suffer from this very severe disease which carries the burden of high morbidity and mortality with no available approved treatment options.

As planned in March 2018 we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking approval for Linhaliq for the treatment of NCFBE patients suffering chronic lung infection with P. aeruginosa. Our submission is based on the positive Phase 3 clinical trial ARD-3150-1202 or Orbit 4, with a primary endpoint of time to first exacerbations and the secondary endpoints of frequency of all and severe exacerbations including supporting evidence from proprietary preclinical and other clinical studies, as well as referencing additional information about ciprofloxacin from publicly available sources. Two previous Scientific Advice procedures indicated that the EMA would be focused primarily on the frequency of exacerbations and totality of clinical evidence in their decision-making. The EMA completed its validation of the MAA and the formal start date of the MAA review procedure is March 29, 2018. The EMA review of the MAA for Linhaliq will be according to standard timelines, with an opinion of the Committee for Medicinal Products for Human Use (CHMP) expected within 210 days. The time needed by us to respond to EMA questions during the MAA review will trigger formal clock-stops of the procedure and add several months to the nominal 210 day duration, until the final CHMP opinion will be issued. After the adoption of a CHMP opinion, a final decision regarding the MAA assessment is carried out by the European Commission on Day 277 of the procedure.

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

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institutes of Health, or the NIH, awarded us a Small Business Initiative Research, or SBIR, grant in the amount of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria, or PNTM, infections with our inhaled liposomal ciprofloxacin product candidates, Linhaliq and Lipoquin. The research program was conducted in collaboration with Oregon State University, Corvallis, or OSU.

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

In August 2017, the National Institute of Allergy and Infectious Diseases (NIAID) and National Institutes of Health (NIH) awarded us a Small Business Initiative Research (SBIR) grant to investigate the treatment of two PNTM infections, Mycobacterium avium (M. avium) and Mycobacterium abscessus (M. abscessus), with Linhaliq and Lipoquin and a novel liposomal formulation containing nanocrystalline ciprofloxacin. This novel formulation is described in Patent nos. 9,844,548 titled “Liposomal Ciprofloxacin Formulations with encapsulated ciprofloxacin nanocrystals” that was issued in May 2018 and 9,968,555 titled “Novel Liposomal Formulations that Form Drug Nanocrystals after Freeze-Thaw” that was issued in May 2018 by the US Patent Office, with Aradigm being the assignee. Aradigm will work together with OSU, who will lead the laboratory research as a part of the consortium funded by this two year grant of approximately $972,000.

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

In October 2016, we announced that Dstl received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency, or DTRA, for a program entitled “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The inhalational ciprofloxacin formulations used in this program are our proprietary investigational drugs Linhaliq and Lipoquin. The total potential funding provided to Dstl is $3.2 million for the base period and $3.7 million for the option period. The initial funding released is $1.7 million. Dstl, in conjunction with its key sub-contractors, including Aradigm, will conduct research relating to the efficacy of Linhaliq and Lipoquin in animal models of Francisella tularensis (tularemia), Burkholderia pseudomallei (melioidosis), Burkholderia mallei (glanders) and Q fever. The most likely method for infection with biowarfare agents is via the pulmonary route. The main advantage of the inhaled liposomal ciprofloxacin approach is that it delivers the antibiotic rapidly and directly in high concentrations to the respiratory tract — the area of primary infection — and the liposomal formulation retains antibiotic there over a prolonged period of time. The liposomal formulation also facilitates intracellular uptake, essential to treat these life-threatening intracellular infections. The funding from DTRA will enable us to validate and expand this approach with the goal of providing broad-spectrum prophylaxis and treatment against multiple bioterrorism threats.

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

Stock-Based Compensation

We recognize compensation expense, using a fair-value-based method, for all costs related to stock-based payments including stock options, restricted stock awards and stock issued under the ESPP. ASC topics require companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2018 and December 31, 2017, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three and six months ended June 30, 2018 and 2017

Our net income of $1.0 million in 2017 decreased to a net loss of $3.8 million for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. For the quarter ended June 30, 2018, the decrease in net income resulted primarily from a decrease in revenue of $7.4 million and a decrease in operating expenses of $2.7 million, and the remaining offset was due to an increase in interest expense recorded in non-operating expenses of $0.1 million.

Our net loss increased by $6.0 million for the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. For the six months ended June 30, 2018 the increase in our net loss resulted primarily from a decrease in revenue of $7.6 million and an increase in interest expense of $0.2 million, was partially offset by a decrease in net operating expenses of $1.9 million.

Total revenue was $256 thousand for the three months ended June 30, 2018 as compared to $7.7 million for the comparable period in 2017. Total revenue was $1.7 million for the six months ended June 30, 2018 as compared with $9.4 million for the comparable period in 2017. For both the three and six months ended June 30, 2018 the decrease in revenue resulted partially from a change in our expected consideration associated with milestone payments. This revised estimate resulted in the addition of a $5.0 million regulatory milestone payment to the transaction price for the Grifols License agreement, and we recorded $4.2 million for research and development services performed in prior periods and the previously delivered license in 2017.

Operating expenses were $3.0 million for the three months ended June 30, 2018, which represented a $2.7 million decrease from the three months ended June 30, 2017. Research and development expenses decreased $2.2 million and general and administrative expenses decreased approximately $0.5 million as compared with the three months ended June 30, 2017. The decrease in research and development expenses was due to lower clinical trial costs and consulting costs in preparation for the NDA filing in July of 2017 and lower employee-related expenses due to a reduction in employee headcount. The decrease in general and administrative expenses was primarily related to lower legal expense, lower costs for the Board of Directors and lower employee-related expenses due to a reduction in headcount.

Operating expenses were approximately $8.3 million for the six months ended June 30, 2018, which represented a $1.9 million decrease from the six months ended June 30, 2017. Research and development expenses decreased approximately $1.4 million and general and administrative expenses decreased approximately $0.5 million. The decrease in research and development expenses was due to lower expenses for the work being done related to regulatory submissions, lower employee-related expenses due to a reduction in headcount, offset by higher severance expense and higher consulting expense in support of the FDA meeting in January of 2018. General and administrative costs were lower primarily due to lower employee-related expenses due to a reduction in headcount, lower expense for the Board of Directors and lower consulting expense.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of June 30, 2018, had an accumulated deficit of $464 million, a total shareholders’ deficit of $20.1 million and working capital of $0.5 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of June 30, 2018, the Company’s current assets of $2.8 million are more than current liabilities of $2.3 million by approximately $0.5 million. In February 2018, the Board implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for officers and the reduction of cash compensation for members of the Board. On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 75% of the Company’s common stock as of June 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, the Company held two more closings and received installment payments in May and June totaling an additional $2 million during the quarter ended June 30, 2018. After quarter end, the Company received an additional $2 million in aggregate from the fourth and fifth closings and subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement, the Company anticipates the sale of the final Promissory Note for approximately $1 million to occur on September 13, 2018. Management believes that at June 30, 2018, the additional funds anticipated under this financing of $3.0 million along with the cash balance of $2.1 million will be sufficient to fund operations through the third quarter of 2018. However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm our business, financial condition and results of operations and could require us to delay or reduce the scope of all or a portion of our development programs, dispose of our assets or technology or to cease operations. Accordingly, we may not be able to continue as a going concern. For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report. See also Item 1A. – Risk Factors – “Although our financial statements have been prepared on a going concern basis, we will require additional monies to finance our operating expenses. Additional funding may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Six months ended June 30, 2018

Total cash and cash equivalents decreased by approximately $5 million for the six months ended June 30, 2018. The decrease primarily resulted from the use of $ 9 million in cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $4 million from notes payable issued in the current quarter.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, our Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms.

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

In August 2017, Insmed filed a Preliminary Response. In November 2017, PTAB denied institution of our post-grant review of the ‘845 Patent. We are currently assessing the United States Patent and Trademark Office’s decision.

On January 11, 2018, a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit was purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between the Class Period. Plaintiff alleges that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead, on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice as to the lead plaintiff and without prejudice to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

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

Our management believes that at June 30, 2018, the additional funds anticipated under this financing of $3 million along with the cash balance of $2.1 million will only be sufficient to fund operations through the third quarter of 2018. As reflected in the accompanying condensed consolidated financial statements, we have incurred significant recurring operating losses and negative cash flows from its operations and, as of June 30, 2018, had an accumulated deficit of $464 million, a total shareholders’ deficit of $20.1 million and working capital of $0.5 million. These factors among others, raise substantial doubt about our ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of June 30, 2018, the Company’s current assets of $2.8 million are more than current liabilities of $2.3 million by approximately $0.5 million. In February 2018, the Board implemented temporary measures intended to preserve our cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for officers and the reduction of cash compensation for members of the Board. On April 13, 2018, we entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, our two largest shareholders beneficially owning collectively approximately 75% of our common stock as of June 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes or the Promissory Notes. We completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, we held two more closings and received installment payments in May and June totaling an additional $2 million during the quarter ended June 30, 2018. After quarter end, we received an additional $2 million in aggregate from the fourth and fifth closings and subject to the satisfaction or waiver of the applicable closing conditions set forth in the note purchase agreement, the Company anticipates the sale of the final Promissory Note for approximately $1 million to occur on September 13, 2018. As noted above, management believes that at June 30, 2018, the additional funds anticipated under this financing of $3 million along with the cash balance of $2.1 million will be sufficient to fund operations through the third quarter of 2018. However, because of the expected losses and negative cash flows from operations, we will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and continue the development of our lead product candidate Linhaliq. We will not be able to maintain our current level of regulatory and product development activity and there is substantial doubt about our company’s ability to continue as a going concern unless we raise additional capital in 2018. We cannot assure you that the closing conditions to the subsequent monthly closings will be satisfied. For example, if the EMA issues an Adverse Decision, the additional monthly notes will not be issued. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot assure you that we will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm our business, financial condition and results of operations and could require us to delay or reduce the scope of all or a portion of our development programs, dispose of our assets or technology or to cease operations. Accordingly, we may not be able to continue as a going concern. For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report. See also Item 1A. – Risk Factors – “Although our financial statements have been prepared on a going concern basis, we will require additional monies to finance our operating expenses. Additional funding may not be available on terms that are acceptable to us or at all.”

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

We have focused primarily on the development of our lead product candidate Linhaliq for the treatment of NCFBE. In July 2017, we submitted the NDA for Linhaliq to the FDA based on the positive results from the ORBIT-4 study in the Phase 3 clinical program for Linhaliq and confirmatory evidence from the ORBIT-2 and ORBIT-3 studies. In January 2018, we received a CRL from the FDA regarding the NDA for Linhaliq which states that the FDA determined it cannot approve the NDA in its present form and provides specific reasons for this action along with recommendations needed for resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan and an additional Phase 3 clinical trial that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and a new in vitro drug release method development report. The Company has requested Type B and Type C post-action meetings with the FDA to discuss the topics covered in the CRL with the view to developing plans to move towards resubmission of the Linhaliq NDA. While we currently plan to resubmit the NDA for Linhaliq, we cannot assure you that we will be able to resubmit the NDA, that the information previously provided, or to be provided, to the FDA will be adequate to address the recommendations made in the Linhaliq CRL or that we will be successful in obtaining FDA approval of Linhaliq. Even if we resubmit an NDA for Linhaliq, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, the FDA may choose not to approve our NDA for any of a variety of reasons, including a decision related to the safety or efficacy data for Linhaliq, or for any other issues that it may identify related to our development of Linhaliq for the treatment of NCFBE.

Changes to our management and board of directors may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Since February 2018, there have been significant changes in our management and board of directors. Several members of management have departed the Company. Effective February 11, 2018, Igor Gonda, President and Chief Executive Officer; Juergen Froehlich, Chief Medical Officer; and Nancy Pecota, Vice President, Finance, Chief Financial Officer and Corporate Secretary resigned all offices and positions held by him or her with Aradigm. In addition, in February, 2018, Dr. Gonda and David Bell resigned from the Board of Directors. Also, in February 2018, our board of directors approved temporary measures intended to preserve cash resources until additional sources of capital can be secured, and a reduction in force occurred. Additionally, Dr. Gonda and Dr. Froehlich were retained by the company as consultants. On May 31, 2018 Dr. Froehlich was rehired as the Company’s Chief Medical Officer. Dr. Theresa Matkovits was appointed to the Board of Directors on June 29, 2018. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We have never been profitable and have incurred significant net losses in each year since our inception. As of June 30, 2018, we have an accumulated deficit of approximately $464 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products in 2018, if ever. We expect to incur net losses over the next several years and may never become profitable. While our agreement with our partner Grifols has resulted in reduced net operating losses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols through 2015, we expect to continue to incur losses for the foreseeable future, including the year ending December 31, 2018, as we:

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

Even if we or our collaborators successfully develop one or more products, such products may not be commercially acceptable to healthcare professionals and patients, who will have to choose our products over alternative products for the same disease indications. Many of these alternative products may be more established and acceptable than ours. For our products to be commercially viable, we will need to demonstrate to healthcare professionals and patients that our products afford benefits to the patients that are cost-effective as compared to the benefits of alternative therapies. Our ability to demonstrate this depends on a variety of factors, including:

•	the demonstration of efficacy and safety in clinical trials;

•	the existence, prevalence, and severity of any side effects;

•	the potential or perceived advantages or disadvantages compared to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	the pricing relative to competitive products;

•	the relative cost, convenience, product dependability and ease of administration;

•	the strength of marketing and distribution support;

•	the sufficiency of coverage and reimbursement of our product candidates by governmental and other third-party payors;

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries; and

•	the potential of patients choosing to use generic products off label.

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

We depend on a small number of key management and technical personnel. Our success also depends on our ability to attract and retain additional highly qualified management, clinical, regulatory and development personnel. There is a shortage of skilled personnel in our industry, we face competition in our recruiting activities, and we may not be able to attract or retain qualified personnel. Our former President and Chief Executive Officer, Dr. Igor Gonda, our former Chief Medical Officer, Dr. Juergen Froehlich, and our former Chief Financial Officer, Nancy Pecota resigned on February 11, 2018. Additionally, Dr. Gonda and Dr. Froehlich were retained by the company as consultants. On May 31, 2018 Dr. Froehlich was rehired as the Company’s Chief Medical Officer. These resignations and losing any of our remaining key employees could impair our product development efforts and otherwise harm our business. Any of our employees may terminate their employment with us at will.

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

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. In order to maintain that listing, we must sustain a minimum market value of listed securities of $35 million or shareholder’s equity of at least $2.5 million, among other requirements for continued listing. On March 7, 2018 we received a notice from Nasdaq that we are not in compliance with Nasdaq’s Listing Rule 5550(b)(1), as we have not maintained a minimum of $2.5 million in our shareholder’s equity. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on Nasdaq under the symbol “ARDM.” Pursuant to the Nasdaq Listing Rules, we have 180 days, or until September 4, 2018, to regain compliance with the minimum shareholder’s equity requirement. The notification of noncompliance has no immediate effect on the listing or trading of our common stock on Nasdaq.

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including in particular the License Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifols’ beneficial ownership of approximately 48% of our common stock (inclusive of shares of our common stock issuable to Grifols upon conversion of its Convertible Notes), conflicts of interest may arise between Grifols and us from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our board of directors. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to our other shareholders and us. In addition, Grifols has a number of consent rights under the Governance Agreement and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

Our principal shareholders own a large percentage of our common stock and will be able to exert significant control over matters submitted to our shareholders for approval, including delaying or preventing a change in control of our company.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, beneficially own approximately 75% of the class of our common stock as of June 30, 2018. These two shareholders purchased all of the Convertible Notes and related Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such as a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

3.1(7)	Certificate of Amendment of Amended and Restated Articles of Incorporation of Aradigm Corporation.

4.1(1)	Supplemental Indenture, dated as of April 18, 2018, between the Company and U.S. Bank National Association, as trustee.

4.2(2)	Form of 9.0% Convertible Senior Notes due 2021.

4.3(3)	Form of 9.0% Senior Promissory Note due 2021.

10.1(4)	Senior Note Purchase Agreement, dated April 13, 2018, among Aradigm Corporation, Grifols Worldwide Operations Ltd., 21 April Fund, Ltd., 21 April Fund, LP and First Eagle Value in Biotechnology Master Fund, Ltd.

10.2(5)	Employment Agreement between Aradigm Corporation and Juergen Froehlich, dated May 31, 2018.+

10.3(6)	Change of Control Agreement between Aradigm Corporation and Juergen Froehlich, dated May 31, 2018. +

10.4*	Aradigm Corporation Employee Stock Purchase Plan, as amended.

31.1*	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-36480) filed on April 23, 2018.
(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-36480) filed on May 7, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-36480) filed on April 18, 2018.
(4)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (No. 001-36480) filed on April 18, 2018.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-36480) filed on June 6, 2018.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-36480) filed on June 6, 2018.
(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (No. 001-36480) filed on July 6, 2018.
*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.
+	Represents a management contract or compensatory plan or arrangement.

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

Dated: August 14, 2018