Form 10-Q
period 2018-09-30
ARADIGM CORP
filed 2018-11-15
CIK 1013238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 5, 2018)
Common	15,219,793

ARADIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARADIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018 (Unaudited)	December 31, 2017 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$7,095
Receivables	118	200
Other assets	412	389

Total current assets	3,476	7,684
Property and equipment, net	190	289
Other assets	92	92

Total assets	$3,758	$8,065

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$323	$903
Accrued clinical and cost of other studies	14	274
Accrued compensation	761	1,643
Deferred revenue – related party, current	415	1,900
Deferred revenue - other	209	183
Other accrued liabilities	1,099	563

Total current liabilities	2,821	5,466
Deferred rent	57	32
Deferred revenue – related party, non-current	33	90
Debt - non-current, net of discount	1,003	—
Debt – related party, non-current, net of discount	5,905	—
Convertible debt - non-current, net of discount	2,615	2,382
Convertible debt – related party, non-current, net of discount	14,786	12,626

Total liabilities	27,220	20,596

Commitments and contingencies
Shareholders’ deficit:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; authorized shares: 50,045,765 at September 30, 2018; 35,045,765 at December 31, 2017; issued and outstanding shares: 15,219,793 at September 30, 2018; 15,170,200 at December 31, 2017	443,948	442,639
Accumulated deficit	(467,410)	(455,170)

Total shareholders’ deficit	(23,462)	(12,531)

Total liabilities and shareholders’ deficit	$3,758	$8,065

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Contract revenue – related party	$170	$2,709	$1,581	$11,804
Contract revenue	52	6	176	241
Grant revenue	60	13	254	51

Total revenue	282	2,728	2,011	12,096

Operating expenses:
Research and development	1,545	3,543	6,715	10,111
General and administrative	1,246	2,133	4,348	5,722

Total operating expenses	2,791	5,676	11,063	15,833

Loss from operations	(2,509)	(2,948)	(9,052)	(3,737)
Interest income	7	23	27	73
Interest expense	(1,130)	(970)	(3,172)	(2,882)
Other income (expense)	(4)	9	(43)	17

Net loss and comprehensive loss	$(3,636)	$(3,886)	$(12,240)	$(6,529)

Basic and diluted net loss per common share	$(0.24)	$(0.26)	$(0.81)	$(0.44)

Shares used in computing basic and diluted net loss per common share	15,186	14,860	15,135	14,836

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,240)	$(6,529)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100	85
Stock-based compensation expense	1,214	1,899
Amortization of convertible debt discount	1,399	1,318
Loss on extinguishment of convertible debt	24	—
Financing costs, debt restructuring	77	—
Changes in operating assets and liabilities:
Receivables	82	(196)
Prepaid and other current assets	(23)	407
Other assets		(92)
Accounts payable	(691)	269
Accrued compensation	(882)	854
Deferred revenue – related party	(1,542)	(6,647)
Deferred revenue – other	26
Other accrued liabilities	1,320	(2,336)
Deferred Rent	25	21

Net cash used in operating activities	(11,111)	(10,947)

Cash flows from investing activities:
Transfer to/from restricted cash	—	1,006
Capital expenditures	(1)	(112)

Net cash (used in) provided by investing activities	(1)	894

Cash flows from financing activities:
Proceeds from issuance of note payable	7,000	—
Proceeds from issuance of common stock	95	56
Payment of convertible debt	(50)	—
Payments for financing costs	(82)	—

Net cash provided by financing activities	6,963	56

Net decrease in cash and cash equivalents	(4,149)	(9,997)
Cash and cash equivalents at beginning of period	7,095	22,591

Cash and cash equivalents at end of period	$2,946	$12,594

Supplemental disclosure of non-cash activities:
Accrued interest capitalization	1,044	—
Cumulative effect of adoption of new accounting standards	—	6,046
Stock issued in payment of officer bonus	—	444

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ARADIGM CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Liquidity and Financial Condition

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of September 30, 2018, had an accumulated deficit of $467.4 million, a total shareholders’ deficit of $23.5 million and working capital of $0.7 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of September 30, 2018, the Company’s current assets of $3.5 million are more than current liabilities of $2.8 million by approximately $0.7 million. In February 2018, the Board of Directors (the “Board”) implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for certain officers and the reduction of cash compensation for members of the Board.

On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders beneficially owning collectively approximately 75% of the Company’s common stock as of September 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, the Company held five more closings monthly thereafter and received installment payments totaling an additional approximately $5 million by the period ended September 30, 2018.

After quarter end, the Company received an additional $2 million on October 25, 2018, from Grifols under the additional note purchase agreement described in Note 13. Subject to the satisfaction or waiver of the applicable closing conditions, the Company currently anticipates the final closing under the October 2018 note purchase agreement for the payment of an additional approximately $2 million to occur before December 31, 2018. The company’s management currently estimates that at September 30, 2018, the additional funds received under the first closing of this financing under the October 2018 note purchase agreement of $2 million along with the Company’s cash balance of approximately $2.9 million will be sufficient to fund the Company’s operations at least through December 31, 2018.

However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm its business, financial condition and results of operations and could require the Company to delay or reduce the scope of all or a portion of its development programs, dispose of its assets or technology or to cease operations. Accordingly, the Company may not be able to continue as a going concern.

For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report. See also Item 1A. – Risk Factors – “Our cash resources will only be sufficient to fund our operations through the fourth quarter of 2018. Additional funds may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause the Company to expend cash significantly faster than it currently anticipates, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. For these reasons, the Company is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities.

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

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted shares of common stock subject to repurchase. Diluted net income/(loss) per common share is based on the weighted average number of common and common equivalent shares, such as stock options and unvested restricted stock shares outstanding during the period. Potentially dilutive securities were excluded, because such inclusion of shares would have been anti-dilutive.

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

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has performed a preliminary evaluation of the impact from adoption and determined that the impact will likely be immaterial because of the number of unvested non-employee awards for which measurement date has not been established and the nature of the elections that it will make under the new ASU. However, the overall impact will be dependent on the final valuations of these awards as of the date of adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) intended to improve the effectiveness of disclosures regarding fair value measurements in the notes to financial statements. The ASU affects all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. For all entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted upon the issuance of the ASU and entities are permitted to early adopt any removed or modified disclosures on a retrospective basis upon issuance of this ASU, and delay adoption of the additional disclosures until their effective date. The additional disclosures required by the ASU, include the range and weighed average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty until their effective date. Once this ASU is effective, the additional disclosures will be made on a prospective basis in the financial statements. The adoption of this guidance will not have a substantial impact to the Company’s disclosures in the notes to its financial statements and has no impact on the Company’s condensed consolidated financial statements.

For additional information about the Company’s significant accounting policies, see Note 1 to the consolidated financial statements included in the 2017 Annual Report on Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” below.

3. Cash and Cash Equivalents

At September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents approximated their fair values. The Company currently invests its cash and cash equivalents in money market funds.

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

The Company’s cash and cash equivalents at September 30, 2018 consist of cash and money market funds. Money market funds are valued using quoted market prices.

5. Other Accrued Liabilities

At September 30, 2018, other accrued liabilities consist of accrued expenses for interest of $1,071,000, expenses for services of $20,000 and payroll withholding liabilities of $8,000. The liability for accrued interest of $1,071,000 is related to the Convertible Notes as outlined in Note 6 and represents the interest on the Convertible Notes that is accrued but unpaid as of September 30, 2018. At December 31, 2017, other accrued liabilities consisted of accrued expenses for interest of $345,000, expenses for services of $132,000 and payroll withholding liabilities of $86,000.

6. Debt and Warrants

As of September 30, 2018, the Company’s debt consists of the following:

	Principal	Unamortized Debt Discount	Balance
	(in thousands, except conversion rate and conversion price)
Debt	$1,055	$(52)	$1,003
Debt – related party	5,954	(49)	5,905
Convertible debt	3,135	(520)	2,615
Convertible debt – related party	20,850	(6,064)	14,786

Total	$30,994	$(6,685)	$24,309

For the three and nine months ended September 30, 2018, the Company’s interest expense consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Coupon interest expense	$665	$517	$1,770	$1,557
Noncash interest expense
Amortization of debt discount	397	393	1,202	1,143
Amortization of transaction costs	68	60	197	174
Miscellaneous interest expense	—	—	3	8

	$1,130	$970	$3,172	$2,882

2018 Promissory Notes

On April 13, 2018, the Company entered into a promissory note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders, beneficially owning, collectively, approximately 75% of the Company’s common stock as of September 30, 2018 and owning all of the Convertible Notes and Warrants described below, agreed to purchase up to approximately $7 million aggregate principal amount of 9% senior unsecured promissory notes due 2021 (the “Promissory Notes”). The Promissory Notes bear interest at a rate of 9% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2018 in the case of Promissory Notes issued on April 13, 2018 and on November 1, 2018 and in the case of Promissory Notes issued thereafter, unless earlier redeemed or cancelled in accordance with the terms of the Promissory Notes. Unless the Company elects otherwise, interest will be capitalized on the applicable interest payment date by adding such accrued interest to the principal balance of such Promissory Notes, at which time such interest will be deemed to have been paid. The Promissory Notes are redeemable by the Company for cash at any time for a redemption price of 100% plus accrued and unpaid interest and are subject to acceleration upon certain events of default.

The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes. After the initial closing, the Company held five more closings monthly thereafter and received installment payments totaling an additional approximately $5 million by the period ended September 30, 2018.

Financing costs of $116,252 incurred in connection with the issuance of the Promissory Notes were recorded as a debt discount and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Promissory Notes. As of September 30, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 2.59 years. Accrued interest payable on September 30, 2018 is $172,000 and is included in other accrued liabilities. See Note 5 for additional information.

2016 Convertible Notes and Warrants

On April 21, 2016, the Company entered into a securities purchase agreement to conduct a private offering, or the Convertible Note Financing, consisting of $23 million in aggregate principal amount of 9% senior convertible notes due 2021 convertible into shares of common stock, or the Convertible Notes, and 263,436 warrants to purchase shares of the Company’s common stock or the Warrants. The Convertible Notes bear interest at a rate of 9% per year, payable semiannually in arrears on November 1 and May 1 of each year commencing on November 1, 2016. The Convertible Notes mature on May 1, 2021, unless earlier redeemed or converted. The Convertible Notes are governed by the terms of the Indenture, between the Company and U.S. Bank National Association, as trustee, dated as of April 25, 2016, or the Indenture.

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

On April 25, 2016, the initial closing of the Convertible Notes took place under which the Company raised $20 million from a total of two investors and issued 4,319 Warrants to one investor. Of the $20 million, $19.9 million was financed by Grifols, a related party to the Company, as described in Note 8 below. The fair value of the warrants issued in the first closing was $11,000 and was recorded as a component of equity and discount to the debt host. There were 3,319,820 common shares underlying the conversion feature that was bifurcated as a derivative liability due to the Conversion Share Cap. The effective interest rate of the liability component was equal to 20.62% for the nine months ended September 30, 2018.

On July 14, 2016, the second and final closing of the Convertible Notes took place under which the Company raised $3 million from a total of two investors and issued 259,117 Warrants. The fair value of the warrants issued in the second closing was $662,000 and was recorded as a component of equity and discount to the debt host. The effective interest rate of the liability component was equal to 15.15% for the nine months ended September 30, 2018.

Because of the modification of the Convertible Notes, one investor elected not to participate in the refinancing and the Company prepaid a Convertible Note with a principal balance of $50,000. The extinguishment resulted in the Company recording a loss on extinguishment of $24,932 during the nine months ended September 30, 2018 which is included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The financing costs of $2.4 million incurred in connection with the issuance of the Convertible Notes were allocated to the derivative liability, warrants and Convertible Note components based on their relative fair values. Financing costs of $1.4 million allocated to the Convertible Note host are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. Financing costs of $76,612 incurred in connection with the troubled debt restructuring were expensed when incurred. At September 30, 2018, the Convertible Notes have an effective conversion rate of 191.9386 shares of common stock per $1,000 principal amount of notes at an effective conversion price of $5.21 per share of common stock.

As of September 30, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 2.59 years. The if-converted value as of September 30, 2018 does not exceed the principal balance of the Convertible Notes. Accrued interest payable on September 30, 2018 is $899,000 and is included in other accrued liabilities (See Note 5).

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

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2018.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract Assets	$67	$254	$(196)	$125
Contract Liabilities: Deferred Revenue	$2,173	$202	$(1,718)	$657

During the three months ended September 30, 2018 and 2017, the Company recognized the following revenues (in thousands).

	Three Months ended September 30,
	2018	2017
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$168	$2,667
New activities in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods – contract revenue	15	(21)
Performance obligations satisfied from new activities in the current period – contract revenue	39	69
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods – grant revenue	(97)	—
Performance obligations satisfied from new activities in the current period – grant revenue	157	13

Total revenue	$282	$2,728

During the nine months ended September 30, 2018 and 2017, the Company recognized the following revenues (in thousands).

	Nine Months ended September 30,
	2018	2017
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,663	$7,083
New activities in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods – contract revenue	55	4,521
Performance obligations satisfied from new activities in the current period – contract revenue	39	441
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods – grant revenue	(106)	—
Performance obligations satisfied from new activities in the current period – grant revenue	360	51

Total revenue	$2,011	$12,096

8. Collaboration Agreement

Grifols License and Collaboration Agreement

See Note 9 to the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K for information on the Grifols collaboration transaction (the “Grifols Collaboration”). Grifols is the beneficial owner of approximately 48% of the Company’s common stock and, thus, a related party of the Company.

The Company’s performance obligations under the Grifols Collaboration include those related to the worldwide license to commercialize products developed from the collaboration which was satisfied in 2013, development services for Phase 3 clinical trials that were completed as of December 31, 2016, regulatory submission services for the first indication that were complete as of September 30, 2017, regulatory approval services in the US for the first indication that were complete as of March 31, 2018, and regulatory approval services in the EU for the first indication which are in progress and forecasted to be complete by the third quarter of 2019. In addition, the Company identified that Grifols has an option that will create manufacturing obligations for the Company upon exercise by the customer. Further, these customer options for manufacturing services were evaluated and did not include a material right. The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method.

Under the License and Collaboration Agreement with Grifols, the Company is eligible to receive up to $25.0 million in payments upon the achievement of regulatory filing and approval milestones. As of September 30, 2018, the Company has achieved two of the six milestones and has received $10.0 million in payments. Milestone payments related to regulatory submission and approval services are considered variable consideration and excluded from the transaction price for the period ended September 30, 2018 due to the constraint on variable consideration.

The Company has deferred $448,000 of the transaction price in the Grifols’ arrangement that is allocated to one performance obligation that is partially unsatisfied as of September 30, 2018. This amount is expected to be recognized over time as services are performed through the third quarter of 2019.

9. Stock-Based Compensation and Stock Options and Awards

The following table shows the stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs and expenses:
Research and development	$74	$368	$560	$1,001
General and administrative	184	368	654	898

Total stock-based compensation expense	$258	$736	$1,214	$1,899

There was no capitalized stock-based employee compensation cost for the three and nine months ended September 30, 2018 and 2017. Since the Company did not record a tax provision during the quarters ended September 30, 2018 and 2017, there was no recognized tax benefit associated with stock-based compensation expense.

During the three months ended March 31, 2018, the Company granted 730,000 performance-based options to the employees of the Company. These options were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized approximately $215,000 in stock compensation expense as 290,000 of the performance-based options were fully vested during the nine months ended September 30, 2018.

In March 2016, and June and December of 2017, and June of 2018, the Company granted to the Officers certain stock option bonus awards, that vested based upon meeting certain specified company-wide performance goals. These options and stock awards were granted at-the-money, contingently vest upon the achievement of performance goals, and have contractual lives of ten years. The Company recognized $53,000 in stock-based compensation expense as 20,000 of the performance-based awards vested during the three months ended March 31, 2018 due to the filing of the marketing authorization application, with the European Medicines Agency. During the six months ended June 30, 2018, 1.5 million performance-based stock options were canceled due to the Company not meeting certain specified performance goals and the resignations of officers and a vice president. For the six months ended June 30, 2017 no stock-based compensation expense related to these performance-based stock options was recognized, as none of the performance-based goals were deemed probable of being achieved during the period.

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

Stock Option Activity

The following is a summary of activity under the 2005 Plan and the 2015 Plan for the nine months ended September 30, 2018:

Shares Available for Future Grant
Balance at January 1, 2018	1,645,124
Options granted	(1,630,469)
Options cancelled	1,787,778
Awards cancelled	463,500

Balance at September 30, 2018	2,265,933

Stock Options

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,727,581	$4.72
Options granted	1,630,469	$1.25
Options exercised	(3,500)	$1.06
Options cancelled	(1,787,778)	$4.90

Outstanding at September 30, 2018	3,566,772	$3.04	8.28	$53,360

Exercisable at September 30, 2018	2,105,323	$3.53	7.60	$24,320

During the nine months ended September 30, 2018, 3,500 stock options were exercised. The total amount of unrecognized compensation cost related to non-vested stock options was $1,377,000 as of September 30, 2018. This amount will be recognized over a weighted average period of 1.43 years. There also was approximately $73,000 of unrecognized compensation expense related to the current Employee Stock Purchase Plan, or ESPP, offering period that is expected to be recognized through March 2019.

A summary of the activity of the Company’s unvested restricted stock and performance bonus stock award activities for the nine months ending September 30, 2018 is presented below representing the maximum number of shares that could be earned or vested under the 2005 Plan and the 2015 Plan:

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	613,538	$1.95
Restricted shares cancelled	(463,500)	$1.51
Restricted share awards vested	(136,613)	$3.10

Balance at September 30, 2018	13,425	$5.24

For restricted stock awards the Company recognizes compensation expense over the vesting period for the fair value of the stock award on the measurement date. As of September 30, 2018, there was approximately zero of total unrecognized compensation costs, net of forfeitures, related to non-vested stock award which are expected to be recognized for employees.

10. Net Loss Per Common Share

The Company computes basic net loss per common share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. The effects of including the incremental shares associated with options, warrants and unvested restricted stock are anti-dilutive, and are not included in the diluted weighted average number of shares of common stock outstanding for the nine months ending September 30, 2018 and 2017.

The Company excluded the following securities from the calculation of diluted net loss per common share for the nine months ended September 30, 2018 and 2017, as their effect would be anti-dilutive (in thousands).

	Nine months ended September 30,
	2018	2017
Common shares underlying convertible notes	4,604	4,415
Outstanding stock options	3,567	2,790
Common shares underlying warrants	263	263
Unvested restricted stock	13	227
Unvested restricted stock units	10	10

11. Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from its operations and, as of September 30, 2018, had an accumulated deficit of $467.4 million, a total shareholders’ deficit of $23.5 million and working capital of $0.7 million. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of September 30, 2018, the Company’s current assets of $3.5 million are more than current liabilities of $2.8 million by approximately $0.7 million. In February 2018, the Board implemented temporary measures intended to preserve the Company’s cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for certain officers and the reduction of cash compensation for members of the Board. On April 13, 2018, the Company entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, the Company’s two largest shareholders, beneficially owning collectively approximately 75% of the Company’s common stock as of September 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. The Company completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, the Company held five more closings monthly thereafter and received installment payments totaling an additional approximately $5 million. After quarter end, the Company received an additional approximately $2 million on October 25, 2018, from Grifols under the note purchase agreement described in Note 13. Subject to the satisfaction or waiver of the applicable closing conditions, the Company currently anticipates the final closing under the October 2018 note purchase agreement for the payment of approximately $2 million to occur before December 31, 2018. The company’s management currently estimates that at September 30, 2018, the additional funds received under the first closing of this financing under the October 2018 note purchase agreement of $2 million along with the Company’s cash balance of approximately $2.9 million will be sufficient to fund the Company’s operations at least through December 31, 2018.

However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that the Company will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm its business, financial condition and results of operations and could require the Company to delay or reduce the scope of all or a portion of its development programs, dispose of its assets or technology or to cease operations. See also Item 1A. – Risk Factors – “Our cash resources will only be sufficient to fund our operations through the fourth quarter of 2018. Additional funds may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause the Company to expend cash significantly faster than it currently anticipates, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. For these reasons, the Company is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities.

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

12. Commitments and Contingencies

Lease

On April 1, 2017, the Company entered into an amendment of the current lease for a building containing offices, laboratory, and manufacturing facilities, through March 31, 2023. The lease calls for annual minimum rental payments that increase at the rate of 3.5% per annum throughout the lease term. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company recorded deferred rent for the difference between the amounts paid and recorded as an expense. At September 30, 2018 and December 31, 2017, the Company had $57,000 and $32,000 in deferred rent.

If the lease is not terminated early in accordance with its terms, the Company’s future minimum rental payments required under the operating lease as of September 30, 2018 are as follows:

For the year ended September 30,	(in thousands)
2019	$499
2020	516
2021	535
2022	553
2023	140

Total	$2,243

For the nine months ended September 30, 2018, base rental expense was approximately $385,000.

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

In August 2017, Insmed filed a Preliminary Response. In November 2017, PTAB denied institution of post-grant review of the ‘845 Patent. The Company is currently assessing the PTAB’s decision.

On January 11, 2018, a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit is purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between July 27, 2017 and January 8, 2018 (the “Class Period”). Plaintiff alleged that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead, on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice to the lead plaintiff and without prejudice to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

13. Subsequent Events

On October 25, 2018, the Company entered into a senior note purchase agreement under which Grifols, the Company’s largest shareholder beneficially owning 48% of the Company’s common stock and owning most of the Notes – related party and Convertible Notes – related party described in Note 6, agreed to purchase approximately up to $4 million aggregate principal amount of the Company’s senior unsecured promissory notes due 2021. The Company completed the first closing under this note purchase agreement on October 25, 2018, at which time the Company issued and sold $2 million aggregate principal amount of notes to Grifols. Subject to the satisfaction or waiver of the conditions to the closing set forth in the purchase agreement, the Company anticipates the sale of the remaining approximately $2 million of the Notes to occur in one subsequent closing, which the Company currently anticipates to occur prior to December 31, 2018. The promissory notes bear interest at a rate of 9% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018 in the case of the promissory notes issued on October 25, 2018, and on May 1, 2019 in the case of promissory notes issued thereafter, unless earlier redeemed or cancelled in accordance with the terms of the promissory notes. Unless the Company elects otherwise, accrued interest payable on each outstanding promissory note will be capitalized on the applicable interest payment date by adding such accrued interest to the principal balance of such Promissory Notes, at which time such interest will be deemed to have been paid. The promissory notes are redeemable by the Company for cash at any time, in whole or in part, for a redemption price of 100% plus accrued and unpaid interest to, but excluding, the redemption date, and are subject to acceleration upon the occurrence of one or more specified events of default.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs of management, as well as current assumptions made by, and information currently available to, management. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will,” “could,” “continue,” “seek,” “estimate,” or the negative thereof and similar expressions also identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements, including, but not limited to, those risks and uncertainties discussed in this section, as well as Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the United States Securities and Exchange Commission, or the SEC. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: (i) our belief that our cash and cash equivalents as of September 30, 2018, together with additional funding pursuant to the Note Purchase Agreement, will be sufficient to fund our operations through the fourth quarter of 2018, (ii) our business strategies, including our intent to pursue selected opportunities for prevention and treatment of severe respiratory diseases by seeking collaborations, government grants and other non-dilutive types of financing that will fund development and commercialization; (iii) our ability to obtain any further regulatory authority clearances (EMA) or approvals for our lead development product candidate, Linhaliq™, and other product development candidates; (iv) our reliance on our collaboration partners such as Grifols and third-party contract manufacturers and our ability to maintain partnerships; (v) our strategy to commercialize certain of our unlicensed respiratory product candidates (vi) our plans to work with the US and other allied governments to supply them with our inhaled antibiotic for biodefense supplies; (vii) our intent to use our pulmonary delivery methods and formulations of drugs and biologics to improve their safety, efficacy and convenience of administration to patients; (viii) our expectations regarding future clinical trials; and (ix) our expectation that we will incur additional operating losses.

These forward-looking statements and our business are subject to significant risks such as the risks and uncertainties discussed in the section entitled Part II, Item 1A. “Risk Factors,” including, but not limited to, the determination of the staff of Nasdaq to delist our common stock from Nasdaq (currently pending the decision of a Nasdaq Hearings Panel) and our ability to maintain and/or enter into partnering agreements. Even if product candidates appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be unsafe in animal or human trials, ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, are uneconomical to market, may be precluded from commercialization by proprietary rights of third parties, may not be purchased by government organizations for biodefense, or may not gain acceptance from healthcare professionals, health insurance companies, third party payors and patients.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of products for the treatment and prevention of severe respiratory diseases. Over the last decade, we invested a large amount of capital to develop drug delivery technologies, particularly the development of a significant amount of expertise in respiratory (pulmonary) drug delivery as incorporated in our lead product candidate Apulmiq, or inhaled ciprofloxacin (formerly known as Linhaliq and Pulmaquin® with respect to the Food and Drug Administration, or the FDA, and known as Linhaliq for purposes of the European Medicines Agency, or EMA), that completed two Phase 3 clinical trials. We also invested considerable effort into the development of laboratory and clinical data demonstrating the performance of our AERx® pulmonary drug delivery platform and other proprietary technologies. The key asset we have focused our efforts on in recent years is our inhaled ciprofloxacin product candidates.

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

In January 2018, we announced that the FDA provided a Complete Response Letter, or CRL, regarding the NDA stating that it cannot approve the NDA in its present form and providing specific reasons for this action along with requisite recommendations pertaining to resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan contained in the Phase 3 clinical trial protocols and an additional Phase 3 clinical trial or trials that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective in instructing patients how to use the product. The CRL also requested, among other things, additional microbiological product quality information and an in vitro drug release method development report. We remain confident in the efficacy, safety and quality of Linhaliq and are formally interacting with the FDA to address the issues covered in the CRL, with our current goal being to move towards resubmission of the Linhaliq NDA or a new NDA as soon as possible. We are committed to continue working on obtaining regulatory approval of Linhaliq in the US for NCFBE patients who suffer from this very severe disease which carries the burden of high morbidity and mortality with no available approved treatment options.

As planned in March 2018 we submitted a marketing authorization application, or MAA, to the EMA, seeking approval for Linhaliq for the treatment of NCFBE patients suffering chronic lung infection with P. aeruginosa. Our submission is based on the positive Phase 3 clinical trial ARD-3150-1202 or Orbit 4, with a primary endpoint of time to first exacerbations and the secondary endpoints of frequency of all exacerbations and severe exacerbations. Supporting evidence was provided from an identical designed Phase 3 trial ARD-3150-1201 or Orbit 3, a Phase 2 study of Linhaliq and proprietary preclinical studies, as well as referencing additional information about ciprofloxacin from publicly available sources. Two previous Scientific Advice procedures indicated that the EMA would focus on the totality of clinical evidence, including primary and secondary exacerbation endpoints in their decision-making. The EMA completed its validation of the MAA and the formal start date of the MAA review procedure is March 29, 2018. We have received the list of Day 120 questions and are in the process of addressing them. The EMA review of the MAA for Linhaliq will be according to standard timelines, with an opinion of the Committee for Medicinal Products for Human Use (CHMP) expected in the second quarter of 2019. The time needed by us to respond to EMA questions during the MAA review will trigger formal clock-stops of the procedure and add several months to the nominal duration, until the final CHMP opinion will be issued. After the adoption of a CHMP opinion, a final decision regarding the MAA assessment is carried out by the European Commission.

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

Liposomal Ciprofloxacin for Non-Tuberculous Mycobacteria

In August 2013, the National Institute of Allergy and Infectious Diseases (NIAID) awarded us a Small Business Initiative Research (SBIR) Phase I grant of approximately $278,000 to investigate the treatment of pulmonary non-tuberculous mycobacteria, or PNTM, infections with our inhaled liposomal ciprofloxacin product candidates, Linhaliq and Lipoquin. The research program was conducted in collaboration with Oregon State University, Corvallis, or OSU. Based on an epidemiological study in U.S. adults aged 65 years or older, PNTM infections are an important cause of morbidity among older adults in the United States. The current clinical paradigm is to treat patients with lung or disseminated disease with combination therapy given orally or by IV or by inhalation. Unfortunately, these therapies often fail and may have significant side effects.

In April 2015, we announced the first results from the collaboration between scientists from OSU and Aradigm. The research demonstrated that after 4 days of in vitro treatment of human macrophages infected with M. avium and M. abscessus, liposomal ciprofloxacin caused a decrease of >99% colony forming units (CFU) at ciprofloxacin concentration of 200 mcg/ml, which is an order-of-magnitude below the peak sputum levels observed in humans in the ORBIT-3 and ORBIT-4 Phase 3 clinical trials. Liposomal ciprofloxacin at 100 mcg/ml also significantly reduced the CFU in a biofilm assay by >50%. In May 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Linhaliq significantly reduced the growth of M. avium after 3 weeks of once-daily respiratory tract dosing in mice. The CFUs were reduced by 79% and 77% by Lipoquin and Linhaliq, respectively (p<0.05) compared to saline controls. In September 2015, we announced that scientists from OSU and Aradigm demonstrated that Aradigm’s investigational drugs Lipoquin and Linhaliq significantly reduced M. abscessus using once daily dosing in mice that had established colonization with this microorganism. After 3 weeks of treatment, CFUs in lungs were significantly reduced (p<0.05) by 95.2% and 96.1% by Lipoquin and Linhaliq, respectively; after 6 weeks, CFUs were further reduced (p<0.05) by 99.7% and 99.4% for Lipoquin and Linhaliq, respectively. This collaboration between OSU and Aradigm resulted in inventions leading to several patent applications. In January 2017, Patent no. 9,532,986 titled “Liposomal Ciprofloxacin Formulations with Activity Against Non-Tuberculous Mycobacteria” was issued by the US Patent Office, with OSU and Aradigm being the assignees.

In August 2017, NIAID awarded us a Phase II SBIR grant to investigate the treatment of M. avium and M. abscessus with Linhaliq and Lipoquin and a novel liposomal formulation containing nanocrystalline ciprofloxacin with standard combination therapies. This novel formulation is described in Patent nos. 9,844,548 titled “Liposomal Ciprofloxacin Formulations with encapsulated ciprofloxacin nanocrystals” issued in May 2018 and 9,968,555 titled “Novel Liposomal Formulations that Form Drug Nanocrystals after Freeze-Thaw” issued in May 2018 by the US Patent Office, with Aradigm being the assignee. Aradigm will work with OSU, which will lead the laboratory research as a part of the consortium funded by this two year grant of approximately $972,000.

Liposomal Ciprofloxacin for Biodefense Purposes: Treatment of Q Fever, Tularemia, Pneumonic Plague, Inhalation Anthrax and other biodefense purposes

In addition to BE, CF, and PTNM, liposomal ciprofloxacin has also been tested for the prevention/ treatment of inhaled “bioterrorism” infections Grifols has provided us a royalty-bearing license for biodefense applications.

In September 2012, UK scientists from the Health Protection Agency (HPA) and Defence Science and Technology Laboratory (Dstl) reported efficacy of liposomal ciprofloxacin for 7 days of treatment against Q fever. In November 2012, Dstl reported in a preliminary study that they demonstrated that a single dose of Lipoquin administered 24 hours post-exposure to a lethal dose of the Yersinia pestis had 100% survival in a murine model of pneumonic plague for 28 days post-exposure. Dstl also demonstrated in another series of experiments that a single dose of inhaled liposomal ciprofloxacin at 24 hours after infection had 100% survival in mice against lethal doses of inhaled Francisella tularensis (tularemia) infection for up to 14 days post-infection.

In October 2016, we announced Dstl received funding of up to $6.9 million from the U.S. Defense Threat Reduction Agency (DTRA) for “Inhalational ciprofloxacin for improved protection against biowarfare agents”. The total potential funding for Dstl is $3.2 million (base period) and $3.7 million (option period). The initial funding is $1.7 million, for which Dstl and Aradigm will study the efficacy of Linhaliq and Lipoquin in mice models of tularemia, melioidosis, glanders and Q fever, which will allow broad-spectrum prophylaxis/treatment against multiple bioterrorism threats. If we can obtain sufficient additional funding, we may be able to complete the development of liposomal ciprofloxacin for approval under FDA regulations for new drugs/biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically, termed the Animal Rule.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2018 and December 31, 2017, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Our net loss of $3.9 million in 2017 decreased to a net loss of $3.6 million for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. For the quarter ended September 30, 2018, the decrease in net loss resulted primarily from a decrease in operating expenses of $2.9 million and was offset by a decrease in revenue of $2.4 million and an increase in interest expense of $0.2 million.

Our net loss increased by $5.7 million for the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017. For the nine months ended September 30, 2018 the increase in our net loss resulted primarily from a decrease in revenue of $10.1 million and an increase in the net of interest income (expense) and other income (expense) of $0.4 million partially offset by a decrease in net operating expenses of $4.8 million.

Total revenue was $282 thousand for the three months ended September 30, 2018 as compared to $2.7 million for the comparable period in 2017. Total revenue was $2.0 million for the nine months ended September 30, 2018 as compared with $12.1 million for the comparable period in 2017. For both the three and nine months ended September 30, 2018 the overall decrease in revenue resulted partially from the completion of performance obligations that had a greater allocation of the total transaction price under the Grifols License Agreement. In addition, when comparing the nine months ended September 30, 2018 and September 30, 2017 part of the decrease is attributable to a change in our expected consideration associated with milestone payments. This revised estimate resulted from the addition of a $5.0 million regulatory milestone payment to the transaction price for the Grifols License Agreement, and we recorded $4.2 million for research and development services performed in prior periods and the previously delivered license in 2017.

Operating expenses were $2.8 million for the three months ended September 30, 2018, which represented a $2.9 million decrease from the three months ended September 30, 2017. Research and development expenses decreased $2.0 million and general and administrative expenses decreased approximately $0.9 million as compared with the three months ended September 30, 2017. The decrease in research and development expenses was due to lower clinical trial costs and consulting costs in preparation for the NDA filing in July of 2017 and lower employee-related expenses due to a reduction in employee headcount. The decrease in general and administrative expenses was primarily related to lower legal expense, lower consulting costs and lower employee-related expenses due to a reduction in headcount.

Operating expenses were approximately $11.1 million for the nine months ended September 30, 2018, which represented a $4.8 million decrease from the nine months ended September 30, 2017. Research and development expenses decreased approximately $3.4 million and general and administrative expenses decreased approximately $1.4 million. The decrease in research and development expenses was due to lower expenses for the work being done related to regulatory submissions and lower employee-related expenses due to a reduction in headcount. The receipt of a tax incentive in Australia offset a portion of the research and development expense in in the first quarter of 2017. General and administrative costs were lower primarily due to lower employee-related expenses due to a reduction in headcount, lower expenses for legal services and lower consulting expense.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we have incurred significant recurring operating losses and negative cash flows from operations and, as of September 30, 2018, we had an accumulated deficit of $467.4 million, a total shareholders’ deficit of $23.5 million and working capital of $0.7 million. These factors among others, raise substantial doubt about our ability to continue as a going concern. We expect operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of September 30, 2018, our current assets of $3.5 million are more than current liabilities of $2.8 million by approximately $0.7 million. In February 2018, our Board implemented temporary measures intended to preserve our cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for certain officers and the reduction of cash compensation for members of the Board.

On April 13, 2018, we entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, our two largest shareholders beneficially owning collectively approximately 75% of our common stock as of September 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes, or the Promissory Notes. We completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, we held five more closings monthly thereafter and received installment payments totaling an additional approximately $5 million. After quarter end, we received an additional $2 million on October 25, 2018, from Grifols under the note purchase agreement described in Note 13. Subject to the satisfaction or waiver of the applicable closing conditions, we currently anticipate the final closing under the October 2018 note purchase agreement for the payment of approximately $2 million to occur before December 31, 2018. The Company’s management currently estimates that at September 30, 2018, the additional funds received under the first closing of this financing under the October 2018 note purchase agreement of $2 million along with the Company’s cash balance of approximately $2.9 million will be sufficient to fund our operations at least through December 31, 2018.

However, because of the expected losses and negative cash flows from operations, the Company will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund the Company’s operations and continue the development of the Company’s lead product candidate Linhaliq. No assurance can be given that we will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm our business, financial condition and results of operations and could require us to delay or reduce the scope of all or a portion of our development programs, dispose of our assets or technology or to cease operations. Accordingly, we may not be able to continue as a going concern. For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report. See also Item 1A. – Risk Factors – “Our cash resources will only be sufficient to fund our operations through the fourth quarter of 2018. Additional funds may not be available on terms that are acceptable to us or at all.” Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

As disclosed under Item 1A – Risk Factors below, on September 5, 2018, we received a notice from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(2) regarding the minimum market value of listed securities and that the Company’s securities will be delisted from Nasdaq. We have appealed this determination and our appeal hearing before a Nasdaq Hearings Panel was held on November 8, 2018. As of the date of this Form 10-Q, we have not received a decision from the Nasdaq Hearings Panel as to whether we will be allowed additional time to regain compliance with the Nasdaq Listing Rules. Our common stock will remain listed and trading on Nasdaq pending the Hearings Panel’s decision. If our stock is delisted from Nasdaq, this may result in a decline in our stock price and would likely impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor may find it significantly more difficult to dispose of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be materially limited. See Item 1A. – Risk Factors – “Nasdaq has notified us that we are no longer in compliance with Nasdaq’s continued listing requirements. If we fail to regain compliance, we will be subject to delisting by Nasdaq. If we are delisted, our stock price may decline and the liquidity of our securities and our ability to raise capital could be significantly impaired.”

Nine months ended September 30, 2018

Total cash and cash equivalents decreased by approximately $4.1 million for the nine months ended September 30, 2018. The decrease primarily resulted from the use of $11.1 million in cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $7 million from notes payable issued in the last five months.

Nine months ended September 30, 2017

Total cash and cash equivalents decreased by approximately $10.0 million for the nine months ended September 30, 2017. The decrease primarily resulted from the use of cash to fund our ongoing operations in support of our Linhaliq program, offset by the receipt of $670,000 from the Australian Taxation Office related to the Australian research and development program and the receipt of the $5.0 million milestone payment related to the submission of the U.S. NDA under the Grifols Contract.

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

In August 2017, Insmed filed a Preliminary Response. In November 2017, PTAB denied institution of post-grant review of the ‘845 Patent. We are currently assessing the PTAB’s decision.

On January 11, 2018, a putative class action lawsuit, Kevin Kheder v. Aradigm Corporation, et al., No. 3:18-cv-00261, was filed in the United States District Court for the Northern District of California against the Company and two of its former officers. The suit was purportedly brought on behalf of persons and entities who acquired or otherwise purchased Aradigm common stock between the Class Period. Plaintiff alleged that defendants made false and misleading statements during the Class Period that artificially inflated the price of Aradigm stock. Lead plaintiff did not file an amended complaint, and instead, on May 9, 2018, the parties filed a stipulation asking the Court to dismiss the action with prejudice as to the lead plaintiff and without prejudice to other putative class members. The Court entered the stipulated order of dismissal on May 11, 2018.

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

Risks Related to Our Business

Our cash resources will only be sufficient to fund our operations through the fourth quarter of 2018. Additional funds may not be available on terms that are acceptable to us or at all.

Our independent registered public accounting firm for the fiscal year ended December 31, 2017 has indicated in its audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K, that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

Our management believes that at September 30, 2018, the additional funds received under the first closing $2 million along with the cash balance of $2.9 million will be sufficient to fund our operations at least through December 31, 2018. As reflected in the accompanying condensed consolidated financial statements, we have incurred significant recurring operating losses and negative cash flows from its operations and, as of September 30, 2018, had an accumulated deficit of $467.4 million, a total shareholders’ deficit of $23.5 million and working capital of $0.7 million. These factors among others, raise substantial doubt about our ability to continue as a going concern. Management expects operating losses to continue for the foreseeable future including the year ending December 31, 2018. As of September 30, 2018, our current assets of $3.5 million are more than current liabilities of $2.8 million by approximately $0.7 million. In February 2018, the Board of Directors, or the Board, implemented temporary measures intended to preserve our cash resources until additional sources of capital can be secured, including the reduction of cash compensation and severance benefits for certain officers and the reduction of cash compensation for members of the Board. On April 13, 2018, we entered into a note purchase agreement whereby entities affiliated with Grifols and First Eagle, our two largest shareholders beneficially owning collectively approximately 75% of our common stock as of September 30, 2018 and owning all of the Convertible Notes and Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q agreed to purchase up to approximately $7 million aggregate principal amount of bridge notes or the Promissory Notes. We completed the first closing under the note purchase agreement on April 13, 2018, at which time the Company issued and sold approximately $2 million aggregate principal amount of Promissory Notes to the lenders thereunder. After the initial closing, we held five more closings monthly thereafter and received installment payments totaling an additional approximately $5 million.

After quarter end, we received an additional $2 million on October 25, 2018 from Grifols under the note purchase agreement described in Note 13. As noted above, our management currently believes that at September 30, 2018, the additional funds received under the first closing of $2 million in October 2018 along with the Company’s cash balance of approximately $2.9 million will be sufficient to fund operations through at least the fourth quarter of 2018. However, because of the expected losses and negative cash flows from operations, we will continue to require additional capital through the issuance of debt or equity securities, royalty financing transactions, strategic transactions or otherwise, to fund our operations and continue the development of our lead product candidate Linhaliq. We will not be able to maintain our current level of regulatory and product development activity and there is substantial doubt about our company’s ability to continue as a going concern unless we raise additional capital in 2019. We cannot assure you that the closing condition to the subsequent closing will be satisfied. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot assure you that we will be successful in raising such additional capital on favorable terms or at all. Not achieving such funding on a timely basis would materially harm our business, financial condition and results of operations and could require us to delay or reduce the scope of all or a portion of our development programs, dispose of our assets or technology or to cease operations. Accordingly, we may not be able to continue as a going concern. For more information, see Note 11 (Going Concern) to the condensed consolidated financial statements presented in this report.

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

We have focused primarily on the development of our lead product candidate Linhaliq for the treatment of NCFBE. In July 2017, we submitted the NDA for Linhaliq to the FDA based on the positive results from the ORBIT-4 study in the Phase 3 clinical program for Linhaliq and confirmatory evidence from the ORBIT-2 and ORBIT-3 studies. In January 2018, we received a CRL from the FDA regarding the NDA for Linhaliq which states that the FDA determined it cannot approve the NDA in its present form and provides specific reasons for this action along with recommendations needed for resubmission; the areas of concern include clinical data, human factors validation study and product quality. The recommendations in the CRL include an independent third party verification of the Phase 3 results via analyses of source data as per the statistical analysis plan and an additional Phase 3 clinical trial that demonstrates a significant treatment effect on clinically meaningful endpoints which could evaluate the co-primary endpoints of frequency and severity of exacerbations to assess for durable evidence of efficacy over a period of two years (or more, if scientifically justified). The CRL also included a request to conduct another Human Factors Study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and a new in vitro drug release method development report. The Company has completed Type B and Type C post-action meetings with the FDA to discuss the topics covered in the CRL with the view to developing plans to move towards resubmission of the Linhaliq NDA. While we currently plan to resubmit the NDA for Linhaliq, we cannot assure you that we will be able to resubmit the NDA, that the information previously provided, or to be provided, to the FDA will be adequate to address the recommendations made in the Linhaliq CRL or that we will be successful in obtaining FDA approval of Linhaliq. Even if we resubmit an NDA for Linhaliq, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, the FDA may choose not to approve our NDA for any of a variety of reasons, including a decision related to the safety or efficacy data for Linhaliq, or for any other issues that it may identify related to our development of Linhaliq for the treatment of NCFBE.

Changes to our management and Board of Directors may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Since February 2018, there have been significant changes in our management and board of directors. Several members of management have departed the Company. Effective February 11, 2018, Igor Gonda, President and Chief Executive Officer; Juergen Froehlich, Chief Medical Officer; and Nancy Pecota, Vice President, Finance, Chief Financial Officer and Corporate Secretary

resigned all offices and positions held by him or her with Aradigm. In addition, in February, 2018, Dr. Gonda and David Bell resigned from the Board of Directors. Also, in February 2018, our Board approved temporary measures intended to preserve cash resources until additional sources of capital can be secured, and a reduction in force occurred. Additionally, Dr. Gonda and Dr. Froehlich were retained by the company as consultants. On May 31, 2018, Dr. Froehlich was rehired as the Company’s Chief Medical Officer. Dr. Theresa Matkovits was appointed to the Board effective as of June 29, 2018. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We have never been profitable and have incurred significant net losses in each year since our inception. As of September 30, 2018, we have an accumulated deficit of approximately $467.4 million. We have not had any direct product sales and do not anticipate receiving revenues from the sale of any of our products in 2018, if ever. We expect to incur net losses over the next several years and may never become profitable. While our agreement with our partner Grifols has resulted in reduced net operating losses and capital expenditures as a portion of our research and development expenses for the Linhaliq program was reimbursed by Grifols through 2015, we expect to continue to incur losses for the foreseeable future, including the year ending December 31, 2018, as we:

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

There are a number of other inhaled products under development to treat respiratory infections, including a nebulized levofloxacin by Raptor (acquired by Horizon) for CF and inhaled colistin for bronchiectasis. Additionally, Insmed’s drug Arikayce (amikacin liposome inhalation suspension), for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium was approved in a limited population of patients in September of 2018. These and many other potential competitors have greater research and development, manufacturing, marketing, sales, distribution, financial and managerial resources and experience than we have and may have products and product candidates that are on the market or in a more advanced stage of development than our product candidates. Our ability to earn product revenues and our market share would be substantially harmed if any existing or potential competitors brought a product to market before we or our present and future collaborators were able to, or if a competitor introduced at any time a product superior to or more cost-effective than ours.

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

We must be able to commercialize products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to compositions of matter, methods of use and methods of drug delivery, it could be difficult for us or our collaborator Grifols to use our technologies or commercialize products without infringing the proprietary rights of others. We may not be able to design around the patented technologies or inventions of others, and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing on the proprietary rights of others, we will not earn product revenues. For example, we are aware of patents recently issued in the U.S. and assigned to Insmed with claims covering methods of treatment with quinolone antibiotics, which includes ciprofloxacin, against pulmonary infections. We filed a PGR petition in the PTAB challenging the validity of the claims of Insmed’s U.S. Patent No. 9,402,845 or the ‘845 Patent. In a PGR, a petitioner may request that the PTAB reconsider the validity of issued patent claims and any patent claim PTAB determines to be unpatentable is stricken from the challenged patent. In August 2017, Insmed filed a Preliminary Response to our petition. In November 2017, PTAB denied institution of our post-grant review of the ‘845 Patent. We are currently assessing the PTAB’s decision.

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

In the past, class action securities litigation has often been instituted against companies promptly following volatility in the market price of their securities, and a class action securities suit was instituted against us in the first quarter of 2018 as a result of the decline in the market price of our common stock (this suit was subsequently dismissed by the court in the second quarter of 2018 with prejudice to the lead plaintiff and without prejudice to other putative class members). Any such litigation against us may, regardless of its merit, result in substantial costs and a diversion of management’s attention and resources.

Nasdaq has notified us that we are no longer in compliance with Nasdaq’s continued listing requirements. If we fail to regain compliance, we will be subject to delisting by Nasdaq. If we are delisted, our stock price may decline and the liquidity of our securities and our ability to raise capital could be significantly impaired.

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. In order to maintain that listing, we must sustain a minimum market value of listed securities of $35 million or shareholder’s equity of at least $2.5 million, among other requirements for continued listing. On March 7, 2018 we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1)-(3), as we had not, among other things, maintained a minimum market value of listed securities of $35 million. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on Nasdaq under the symbol “ARDM.” Pursuant to the Nasdaq Listing Rules, we had 180 days, or until September 4, 2018, to regain compliance with the Nasdaq Listing Rules. On September 5, 2018, we received a notice from Nasdaq stating that the Company has not regained compliance with Nasdaq Listing Rule 5550(b)(2) and that the Company’s securities will be delisted from Nasdaq. We have appealed this determination and our appeal hearing before a Nasdaq Hearings Panel was held on November 8, 2018. As of the date of this Form 10-Q, we have not received a decision from the Nasdaq Hearings Panel as to whether we will be allowed additional time to regain compliance with the Nasdaq Listing Rules. Our common stock will remain listed and trading on Nasdaq pending the Hearings Panel’s decision.

If our appeal is not successful, we will be subject to delisting by Nasdaq. Even if we regain compliance with Nasdaq’s listing requirements, we cannot assure you that we will be able to main compliance in future periods.

If our stock is delisted from Nasdaq, this may result in a decline in our stock price and would likely impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor may find it significantly more difficult to dispose of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be materially limited. If we are delisted from Nasdaq, trading in our shares of common stock may be conducted, if available, on the OTC Bulletin Board Service or, if available, via another market.

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

We have previously adopted a shareholder rights plan, commonly known as a “poison pill” (these rights have expired by their terms in September 2018). We have also adopted an executive officer severance plan (which was temporarily suspended in the first quarter of 2018) and entered into change of control agreements with our executive officers, both of which may provide for the payment of benefits to our officers and other key employees in connection with an acquisition. The provisions of our articles of incorporation, our severance plan and our change of control agreements, and provisions of the California Corporations Code may discourage, delay or prevent another party from acquiring us or reduce the price that a buyer is willing to pay for our common stock.

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

In August 2013, we entered into several agreements with Grifols as part of the completion of a private sale of shares of common stock to Grifols, including, in particular the License and Collaboration Agreement, the Governance Agreement, and a registration rights agreement with respect to shares of common stock owned by Grifols. As a result of the various obligations under these agreements, in addition to Grifols’ beneficial ownership of approximately 48% of our common stock (inclusive of shares of our common stock issuable to Grifols upon conversion of its Convertible Notes), conflicts of interest may arise between Grifols and us from time to time. Disagreements regarding the rights and obligation of Grifols under these agreements could create conflicts of interest for one of our directors, who has been designated by Grifols and subsequently nominated by us for election to our Board. Any such disagreements could also lead to actual disputes or legal proceedings that may be resolved in a manner unfavorable to our other shareholders and us. In addition, Grifols has a number of consent rights under the Governance Agreement and certain preemptive rights to participate in any future issuances of common stock (or common stock equivalents) by us or to acquire shares in the open market to maintain ownership thresholds specified in the Governance Agreement. Grifols may exercise any of these rights, or any of its other rights contained in its agreements with us, in a manner which is not necessarily in the best interest of us or our other shareholders. The result of any of these conflicts could adversely affect our business, financial condition, results of operations or the price of our common stock.

Our principal shareholders own a large percentage of our common stock and will be able to exert significant control over matters submitted to our shareholders for approval, including delaying or preventing a change in control of our company.

A small number of our shareholders own a large percentage of our common stock and can, therefore, influence the outcome of matters submitted to our shareholders for approval. Based on information known to us, our two largest shareholders, collectively, beneficially own approximately 75% of the class of our common stock as of September 30, 2018. These two shareholders purchased all of the Convertible Notes and related Warrants described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, leading to a corresponding increase in their respective ownership on a fully-diluted basis. As a result, these shareholders have the ability to influence the outcome of matters submitted to our shareholders for approval, including certain proposed amendments to our amended and restated articles of incorporation (for example, amendments to increase the number of our authorized shares) and any other material transactions we may undertake in the future, such as a financing transaction or a merger, consolidation or sale of all or substantially all of our assets. These shareholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Executive Chairman, Interim Principal Executive Officer and Acting Principal Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

Aradigm, Pulmaquin, Lipoquin, AERx and AERx Essence are registered trademarks of Aradigm Corporation. Apulmiq and Linhaliq are registered trademarks of Grifols, S.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARADIGM CORPORATION

/s/ John M. Siebert
Executive Chairman, Interim Principal Executive Officer, and Acting Principal Financial Officer

Dated: November 15, 2018